Form 10-Q
period 1995-02-28
BEEBAS CREATIONS INC
filed 1995-04-06
CIK 772263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               _________________


                                   FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 1995

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________


                         Commission File Number 0-13851



                            BEEBA'S CREATIONS, INC.
             (Exact name of registrant as specified in its charter)

      California                                         95-2848021
(State of Incorporation)                      (I.R.S. Employer Identification No.)

                9220 Activity Road, San Diego, California 92126
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (619) 549-2922


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                                ---      ---

As of April 4, 1995, 2,434,424 shares of the Registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                    BEEBA'S CREATIONS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                February 28,         August 31,
                                                    1995                1994
                                                ------------        ------------
                                                (Unaudited)
                               ASSETS
Current assets:
  Cash and cash equivalents                     $ 1,856,054          $ 6,565,813
  Receivables:
    Trade accounts, less allowance for
      doubtful accounts ($721,000 at
      February 28, 1995 and $578,000
      at August 31, 1994)                        15,613,202           15,329,232
    Income taxes receivable                                            1,596,480
    Due from affiliates and employees                21,463               14,799
                                                -----------          -----------
                                                 15,634,665           16,940,511

  Inventories                                    11,466,601           10,799,714
  Deferred income taxes                           1,453,831            1,509,294
  Other current assets                              596,418              916,201
                                                -----------          -----------
  Total current assets                           31,007,569           36,731,533

Furniture, fixtures and equipment                   959,398              880,793
Other assets                                        712,555              967,041
                                                -----------          -----------
                                                $32,679,522          $38,579,367
                                                ===========          ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                      $ 3,000,000
  Accounts payable and
    accrued expenses                            $ 9,736,982            7,749,654
  Income taxes payable                               81,387
                                                -----------          -----------
  Total current liabilities                       9,818,369           10,749,654

Deferred income taxes                             1,095,858            1,095,858
Minority interest                                                      5,747,229

Shareholders' equity:
  Preferred stock, no par value,
    25,000,000 shares authorized
  Common stock, no par value, 50,000,000
    shares authorized; issued and
    outstanding (2,434,424 at February 28,
    1995 and 2,507,924 at August 31, 1994)       12,737,568           12,351,527
  Retained earnings                               9,027,727            8,635,099
                                                -----------          -----------
  Total shareholders' equity                     21,765,295           20,986,626
                                                -----------          -----------
                                                $32,679,522          $38,579,367
                                                ===========          ===========

                    BEEBA'S CREATIONS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)


                                   Second quarter ended                Six months ended
                               -----------------------------     -----------------------------

                               February 28,     February 28,     February 28,     February 28,
                                   1995             1994             1995             1994
                               ------------     ------------     ------------     ------------
Net sales                      $21,227,142      $29,020,872      $41,038,962      $59,736,310

Cost of goods sold              15,547,802       24,414,385       30,774,219       49,025,326
                               -----------      -----------      -----------      -----------

Gross profit                     5,679,340        4,606,487       10,264,743       10,710,984

Expenses:
  Selling, general and
   administrative                4,730,242        6,966,216        9,478,861       14,244,079
  Employee plans and bonuses       236,636           91,448          337,081          192,537
                               -----------      -----------      -----------      -----------

Income (loss) from operations      712,462       (2,451,177)         448,801       (3,725,632)

Interest income                     62,490           26,689          104,742           65,797
Interest expense                                   (125,310)          (2,221)        (221,726)
                               -----------      -----------      -----------      -----------

Income (loss) before
  income taxes                     774,952       (2,549,798)         551,322       (3,881,561)
Provision (benefit) for
  income taxes                     307,185         (890,024)         213,794       (1,436,177)
                               -----------      -----------      -----------      -----------

Net income (loss) before
  minority interest                467,767       (1,659,774)         337,528       (2,445,384)
Minority interest                                  (364,689)         (55,100)        (477,482)
                               -----------      -----------      -----------      -----------

Net income (loss)              $   467,767      $(1,295,085)     $   392,628      $(1,967,902)
                               ===========      ===========      ===========      ===========


Net income (loss)
  per common share                    $.19            $(.50)            $.16            $(.76)
                               ===========      ===========      ===========      ===========


Weighted average number of
  shares outstanding             2,445,224        2,605,507        2,470,197        2,573,666
                               ===========      ===========      ===========      ===========

                    BEEBA'S CREATIONS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                    Six months ended February 28,
                                                   -------------------------------
                                                       1995               1994
                                                    ----------        -----------
Net cash provided (used) by operating activities   $ 3,820,064        $(4,971,819)
                                                   -----------        -----------

Cash flows from investing activities:
  Capital expenditures                                (223,689)          (183,555)
                                                   -----------        -----------

  Net cash (used) by investing activities             (223,689)          (183,555)
                                                   -----------        -----------

Cash flows from financing activities:
  Net borrowings (repayments) under line of
    credit and short-term loan agreements           (3,000,000)         4,686,043
  Dividends paid                                                         (413,959)
  Proceeds from sales of common stock                                     150,000
  Purchases and retirement of subsidiary
    shares by subsidiary                            (4,628,855)
  Purchases of subsidiary shares by parent            (385,099)
  Purchases and retirement of parent common stock     (292,180)
                                                   -----------        -----------

  Net cash provided (used) by financing activities  (8,306,134)         4,422,084
                                                   -----------        -----------

Net (decrease) in cash and cash equivalents         (4,709,759)          (733,290)

Cash and cash equivalents at beginning of period     6,565,813          4,724,483
                                                   -----------        -----------

Cash and cash equivalents at end of period         $ 1,856,054        $ 3,991,183
                                                   ===========        ===========



Supplemental disclosures of cash flow information:
  Cash paid during the period:
    Interest                                           $17,750           $195,910
    Income taxes                                       $23,401           $141,265

                    BEEBA'S CREATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


1.   Condensed Consolidated Financial Statements:

     The consolidated balance sheet as of February 28, 1995, and the consolidated statements of operations for the three and six months ended February 28, 1995 and 1994 and the condensed consolidated cash flow statements for the six months ended February 28, 1995 and 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at February 28, 1995 and for all periods presented have been made. The results of operations for the periods ended February 28, 1995 and 1994 are not necessarily indicative of the operating results for the full years.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 1994 audited financial statements.

2.   Earnings Per Share:

     At February 28, 1995 and 1994, outstanding options were either antidilutive or diluted earnings per share by less than 3%, and, accordingly, were not included in the weighted average number of shares outstanding for these periods.

3.   Inventories:

                               February 28,     August 31,
                                   1995            1994
                               ------------    ------------
     Fabric and trims            $2,002,450      $2,795,280
     Finished goods               9,464,151       8,004,434
                                -----------     -----------

                                $11,466,601     $10,799,714
                                ===========     ===========

                    BEEBA'S CREATIONS, INC. AND SUBSIDIARIES

4.       Notes Payable:

         At February 28, 1995, the Company had agreements with a financial institution pursuant to which the Company sells substantially all of its trade accounts receivable to the financial institution on a pre-approved non-recourse basis. The Company can request advances in anticipation of customer collections at the lender's prime rate plus one percent or LIBOR plus two percent, borrow on an acceptance basis at rates which vary in accordance with the prevailing market rate for such acceptances and open letters of credit through the lender, all of which are collateralized by all of the Company's assets. Notes payable and contingent liabilities for irrevocable letters of credit outstanding are as follows:

                                     February 28,   August 31,
                                         1995          1994
                                     ------------  ------------
     Notes payable                                  $ 3,000,000

     Contingent liabilities for
       irrevocable letters of credit  $12,915,599   $10,632,251


5.       Tender offer by subsidiary and purchase of minority interests:

         On September 21, 1994, the Company's Body Drama subsidiary purchased and retired 1,446,921 shares of its stock at $2.93 per share for a total cash consideration paid to shareholders of $4,239,479. The aggregate cost of the shares is expected to be approximately $4.9 million, which includes expenses specifically associated with the tender offer, including the estimated costs of defense for a related class action suit filed against Body Drama, the Company and several of Body Drama's former and present directors and officers.

         On November 30, 1994, the Company completed a short-form merger to acquire the remaining 128,079 outstanding shares of Body Drama for $2.93 per share. The aggregate cost of the shares, which includes legal and other costs incurred in connection with the purchase, was approximately $385,000. Subsequent to the short-form merger, the Company owns 100% of Body Drama.

                    BEEBA'S CREATIONS, INC. AND SUBSIDIARIES

6.       Litigation:

         On August 8, 1994, a class action lawsuit was filed in the San Diego Superior Court against the Company, its Body Drama subsidiary and certain former and present directors and officers of Body Drama seeking to enjoin Body Drama's tender offer for its shares and to recover certain unspecified damages on the basis of alleged breaches of fiduciary duty by the defendants. The court denied the plaintiffs' claim for injunctive relief and the tender offer closed on September 21, 1994. On January 20, 1995, the court dismissed two of the four causes of action claimed by the plaintiff in the lawsuit. Management believes that the remaining allegations of the complaint are without merit and intends to vigorously defend the lawsuit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

SIX MONTHS ENDED FEBRUARY 28, 1995 COMPARED TO THE SIX MONTHS ENDED FEBRUARY 28, 1994.

         Net sales for the six months ended February 28, 1995 decreased approximately $18.7 million (31.3%) as compared to the six months ended February 28, 1994. The decrease was due primarily to a 34% decrease in the number of garments sold in the current period compared to the first six months of fiscal 1994.

         Gross margins increased from 17.9% for the six months ended February 28, 1994 to 25% for the current six month period. The first six months of fiscal 1994 were characterized by weak economic and market conditions for the apparel industry in general which resulted in lower than normal gross margins as well as an increase in the number of garments sold below cost and the size of the average loss per garment for those items sold below cost. While the general business and market conditions have not improved in the current fiscal year, the Company's current product mix resulted in higher overall gross margins and fewer garments being sold below cost in the first six months of fiscal 1995.

         The Company's product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margins are likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

         Selling, general and administrative expenses decreased in dollar amount from $14.2 million for the first six months of last year to $9.5 million for the first six months of fiscal 1995, and decreased as a percent of net sales from 23.8% last year to 23.1% for the current period. The decrease in dollar amount was due to the lower sales volume in the current period. The decrease as a percent of net sales was due to the Company's efforts to reduce its operating expenses, including the closure of one of its two warehouse facilities in early fiscal 1995 and the reversal of an unutilized $250,000 reserve established in fiscal 1994 for such closure.

         Several key employees are compensated, in part, on the overall profitability of various divisions. The increase in employee plans and bonus expense in the current period reflects the improvement in the Company's overall operating performance.

         Interest expense decreased in the current period compared to the first six months of last year due to the Company's decreased usage of its short term line of credit. Interest income increased in the current period due to increases in the prime rate of interest, and consequently the Company's investment rate, in the first six months of fiscal 1995 compared to last year.

THREE MONTHS ENDED FEBRUARY 28, 1995 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 1994.

         Net sales for the second quarter of fiscal 1995 decreased approximately $7.8 million (26.9%) compared to the net sales for the same quarter last year. The decrease was due to a 33.6% decrease in the number of garments sold offset partially by a 10.1% increase in the average garment selling price in the current quarter.

         Gross margins increased from 15.9% for the three months ended February 28, 1994 to 26.8% for the current quarter. The second quarter of fiscal 1994 was characterized by weak economic and market conditions for the apparel industry in general which resulted in lower than normal gross margins as well as an increase in the number of garments sold below cost and the size of the average loss per garment for those items sold below cost. While the general business and market conditions have not improved in the current quarter, the Company's current product mix resulted in higher overall gross margins and fewer garments being sold below cost and for those items sold at a loss, the average loss per garment was lower than in the second quarter of fiscal 1994.

         Selling, general and administrative expenses decreased in dollar amount from $7 million for the second quarter of last year to $4.7 million for the second quarter of fiscal 1995, and decreased as a percent of net sales from 24% last year to 22.3% for the current quarter. The decrease in dollar amount was due to the lower sales volume in the current quarter. The decrease as a percent of net sales was due to the Company's efforts to reduce its operating expenses, including the closure of one of its two warehouse facilities in early fiscal 1995 and the reversal of an unutilized $250,000 reserve established in fiscal 1994 for such closure.

         Several key employees are compensated, in part, on the overall profitability of various divisions. The increase in employee plans and bonus expense in the current quarter reflects the improvement in the Company's overall operating performance.

         The Company did not utilize its short-term line of credit during the second quarter of fiscal 1995 and therefore incurred no interest expense in the current quarter. Interest income increased in the current quarter due to increases in the prime rate of interest, and consequently the Company's investment rate, in the second quarter of fiscal 1995 compared to last year.

Liquidity and Capital Resources

         At February 28, 1995, the Company had agreements with a financial institution pursuant to which the Company generally sells and assigns substantially all of its trade accounts receivable to the financial institution on a pre-approved non-recourse basis. Occasionally, the Company ships merchandise to customers and does not sell the resulting receivables to the financial institution. Such shipments are generally made on a COD basis or are backed by a commercial or standby letter of credit issued by the customer's bank. The amount of the Company's receivables which were not sold to the financial institution and were not made on a COD basis or supported by commercial or standby letters of credit at February 28, 1995 was approximately $358,000.

         Payment for receivables which are sold to the financial institution is made at the time customers make payment to the financial institution or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date. The Company may request advances in anticipation of customer collections at the lender's prime rate plus one percent or LIBOR plus two percent, borrow on an acceptance basis at rates which vary in accordance with the prevailing market rate for such acceptances and open letters of credit through the lender. The amount of such borrowings, including a portion of outstanding letters of credit, are limited to certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company and are collateralized by all of the assets of the Company. Under these agreements, the Company is required to maintain certain levels of net worth and working capital.

         On September 21, 1994, the Company's Body Drama subsidiary purchased and retired 1,446,921 shares of its stock for $2.93 per share for a total cash consideration paid to shareholders of $4,239,479. The aggregate cost of the shares is expected to be approximately $4.9 million, which includes expenses specifically associated with the tender offer, including the estimated costs of defense for a related class action suit filed against Body Drama, the Company and several of Body Drama's former and present directors and officers.

         On November 30, 1994, the Company completed a short-form merger to acquire the remaining 128,079 outstanding shares of Body Drama for $2.93 per share. The aggregate cost of the shares, which includes legal and other costs incurred in connection with the purchase, was approximately $385,000. Subsequent to the short-form merger, the Company owns 100% of Body Drama.

         On May 10, 1994, the Company announced that it may, from time to time, purchase up to 1,000,000 of its shares through open market purchases. No price range for the purchases was announced. To date, the Company has acquired and retired 207,750 shares of its common stock at an aggregate cost of approximately $809,000.

         Except for the Body Drama tender offer, the subsequent merger of Body Drama and Beeba's and the Company's continuing stock repurchase activity (if such additional repurchase activity is significant) the Company is not aware of any trends or other matters which will, or are reasonably likely to, result in its liquidity materially increasing or decreasing.


Other Information

INVENTORY

         The experience of the Company demonstrates that, in its ordinary course of operations, a portion of the Company's sales may be made below its normal selling prices or below cost subsequent to February 28, 1995. However, the amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

         The Company's inventory decreased from $22 million at February 28, 1994 to $11.5 million at February 28, 1995. The Company has established an inventory markdown reserve as of February 28, 1995 which management believes will be sufficient for current inventory that is expected to be sold below cost in the future. There can be no assurance that the Company will realize its expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of February 28, 1995 for which customer sales orders have not yet been received.

BACKLOG

         At February 28, 1995, the Company had unfilled customer orders of $30.9 million compared to $43.1 million of such orders at February 28, 1994, with such orders generally scheduled for delivery by August 1995 and 1994, respectively. These amounts include both confirmed orders and unconfirmed orders which the Company believes, based on industry practice and past experience, will be confirmed. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of the production and shipment of garments, which in some instances may be delayed or accelerated by customer request. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative
of eventual actual shipments.   While cancellations, rejections and returns
have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at February 28, 1995.

                           PART II. OTHER INFORMATION

Item 1.          Litigation.

         On August 8, 1994, a class action lawsuit was filed in the San Diego Superior Court against the Company, its Body Drama subsidiary and certain former and present directors and officers of Body Drama seeking to enjoin Body Drama's tender offer for its shares and to recover certain unspecified damages on the basis of alleged breaches of fiduciary duty by the defendants. The court denied the plaintiffs' claim for injunctive relief and the tender offer closed on September 21, 1994. On January 20, 1995, the court dismissed two of the four causes of action claimed by the plaintiff in the lawsuit. Management believes that the remaining allegations of the complaint are without merit and intends to vigorously defend the lawsuit.

Item 4.          Submission of Matters to a Vote of Security Holders.

         An annual meeting of shareholders of the Company was held on January 11, 1995. At the meeting, the shareholders approved: (1) the appointment of Deloitte & Touche as the Company's independent certified public accountants for the fiscal year ended August 31, 1995 by votes of 2,173,890 for, 6,756 against and 4,621 abstain and (2) the election of directors as follows:


           Name               Votes For     Withheld
  ----------------------     -----------    --------
  Arjun C. Waney              2,156,615      28,652
  Steven P. Wyandt            2,156,615      28,652
  Christopher A. Crane        2,156,515      28,752
  Luther A. Henderson         2,156,215      29,063
  Eugene B. Price II          2,156,615      28,652

Item 5.          Investment Banking Firm Engaged.

         On March 23, 1995, the Company announced that it had retained the investment banking firm of Wedbush Morgan Securities to act as its financial advisor in connection with the identification of potential acquisition or merger candidates and the possible sale of all or a part of the assets or stock of the Company.

Item 6.          Exhibits and Reports in 8-K.

(a)      Exhibits.

         The following exhibits are filed herewith.  Exhibit numbers refer to
Item 601 of Regulation S-K:

         27.     Financial Data Schedule.

(b)      There were no reports on Form 8-K filed during this period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   BEEBA'S CREATIONS, INC.
                                         --------------------------------------
                                                        Registrant



April 4, 1995                          By:          Thomas P. Bauman
                                          -------------------------------------
                                                    Thomas P. Baumann
                                            As Principal Financial Officer and
                                                on behalf of the Registrant