Form 10-Q
period 1995-05-31
BEEBAS CREATIONS INC
filed 1995-07-05
CIK 772263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               _________________


                                   FORM 10-Q

(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- --- EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 1995

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

Registrant's telephone number, including area code: (619) 549-2922


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X    No
                                                -----     -----

As of July 5, 1995, 2,398,224 shares of the Registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                    BEEBA'S CREATIONS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                        May 31,     August 31,
                                                         1995          1994
                                                     ------------  ------------
                                                            (Unaudited)
                                    ASSETS
Current assets:
  Cash and cash equivalents                          $ 6,177,004    $ 6,565,813
  Receivables:
    Trade accounts, less allowance for
      doubtful accounts ($430,000 at
      May 31, 1995 and $578,000 at
      August 31, 1994)                                11,695,734     15,329,232
    Income taxes receivable                                           1,596 480
    Due from affiliates and employees                     87,628         14,799
                                                     -----------    -----------
                                                      11,783,362     16,940,511

  Inventories                                          8,250,875     10,799,714
  Deferred income taxes                                1,453,831      1,509,294
  Other current assets                                   928,392        916,201
                                                     -----------    -----------
    Total current assets                              28,593,464     36,731,533

Furniture, fixtures and equipment                        896,769        880,793
Other assets                                             675,823        967,041
                                                     -----------    -----------
                                                     $30,166,056    $38,579,367
                                                     ===========    ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                     $ 3,000,000
  Accounts payable and accrued expenses               $ 7,348,522     7,749,654
  Income taxes payable                                     52,386
                                                      -----------   -----------
    Total current liabilities                           7,400,908    10,749,654

Deferred income taxes                                   1,095,858     1,095,858
Minority interest                                                     5,747,229

Shareholders' equity:
  Preferred stock, no par value,
    25,000,000 shares authorized
  Common stock, no par value, 50,000,000
    shares authorized; issued and
    outstanding (2,398,224 at May 31,
    1995 and 2,507,924 at August 31, 1994)             12,590,085    12,351,527
  Retained earnings                                     9,079,205     8,635,099
                                                      -----------   -----------
    Total shareholders' equity                         21,669,290    20,986,626
                                                      -----------   -----------
                                                      $30,166,056   $38,579,367
                                                      ===========   ===========

                    BEEBA'S CREATIONS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)


                                  Third quarter ended           Nine months ended
                               -------------------------    -------------------------
                                  May 31,       May 31,        May 31,       May 31,
                                   1995          1994           1995          1994
                               -----------   -----------    -----------   -----------
Net sales                      $22,637,221   $28,960,150    $63,676,183   $88,696,460

Cost of goods sold              17,445,270    24,103,202     48,219,489    73,128,528
                               -----------   -----------    -----------   -----------

Gross profit                     5,191,951     4,856,948     15,456,694    15,567,932

Expenses:
  Selling, general and
   administrative                4,912,608     6,821,336     14,391,469    21,065,415
  Employee plans and bonuses       309,160        56,311        646,241       248,848
                               -----------   -----------    -----------   -----------

Income (loss) from operations      (29,817)   (2,020,699)       418,984    (5,746,331)

Interest income                     52,078        48,941        156,820       114,738
Interest expense                                (140,143)        (2,221)     (361,869)
                               -----------   -----------    -----------   -----------

Income (loss) before
  income taxes                      22,261    (2,111,901)       573,583    (5,993,462)
Provision (benefit) for
  income taxes                     (29,217)      (77,129)       184,577    (1,513,306)
                               -----------   -----------    -----------   -----------

Net income (loss) before
  minority interest                 51,478    (2,034,772)       389,006    (4,480,156)
Minority interest                               (679,229)       (55,100)   (1,156,711)
                               -----------   -----------    -----------   -----------

Net income (loss)                  $51,478   ($1,355,543)      $444,106   ($3,323,445)
                               ===========   ===========    ===========   ===========


Net income (loss)
  per common share                    $.02         ($.52)          $.18        ($1.28)
                               ===========   ===========    ===========   ===========


Weighted average number of
  shares outstanding             2,417,898     2,626,310      2,452,573     2,591,407
                               ===========   ===========    ===========   ===========

                    BEEBA'S CREATIONS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                       Nine months ended May 31,
                                                     ----------------------------
                                                         1995             1994
                                                     -----------      -----------
Net cash provided by operating activities            $ 8,300,694      $ 3,082,061
                                                     -----------      -----------

Cash flows from investing activities:
  Capital expenditures                                  (235,888)        (239,730)
                                                     -----------      -----------

  Net cash (used) by investing activities               (235,888)        (239,730)
                                                     -----------      -----------

Cash flows from financing activities:
  Net repayments under line of credit
    and short-term loan agreements                    (3,000,000)      (1,949,266)
  Dividends paid                                                         (413,959)
  Proceeds from sales of common stock                                     150,000
  Purchases and retirement of subsidiary
    shares by subsidiary                              (4,631,536)
  Purchases of subsidiary shares by parent              (385,099)
  Purchases and retirement of parent common stock       (436,980)        (403,972)
                                                     -----------      -----------

  Net cash (used) by financing activities             (8,453,615)      (2,617,197)
                                                     -----------      -----------

Net increase (decrease) in cash and cash equivalents    (388,809)         225,134

Cash and cash equivalents at beginning of period       6,565,813        4,724,483
                                                     -----------      -----------

Cash and cash equivalents at end of period           $ 6,177,004      $ 4,949,617
                                                     ===========      ===========



Supplemental disclosures of cash flow information:
  Cash paid during the period:
    Interest                                             $17,750         $343,921
    Income taxes                                         $23,401         $142,865

                    BEEBA'S CREATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


1.  Condensed Consolidated Financial Statements:

     The consolidated balance sheet as of May 31, 1995, and the consolidated statements of operations for the three and nine months ended May 31, 1995 and 1994 and the condensed consolidated cash flow statements for the nine months ended May 31, 1995 and 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at May 31, 1995 and for all periods presented have been made. The results of operations for the periods ended May 31, 1995 and 1994 are not necessarily indicative of the operating results for the full years.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 1994 audited financial statements.

2.  Earnings Per Share:

     At May 31, 1995 and 1994, outstanding options were either antidilutive or diluted earnings per share by less than 3%, and, accordingly, were not included in the weighted average number of shares outstanding for these periods.

3.  Inventories:

                                   May 31,      August 31,
                                    1995           1994
                                 ----------     -----------
     Fabric and trims            $2,104,177     $ 2,795,280
     Finished goods               6,146,698       8,004,434
                                 ----------     -----------

                                 $8,250,875     $10,799,714
                                 ==========     ===========

                    BEEBA'S CREATIONS, INC. AND SUBSIDIARIES

4.  Notes Payable:

     At May 31, 1995, the Company had agreements with a financial institution pursuant to which the Company sells substantially all of its trade accounts receivable to the financial institution on a pre-approved non-recourse basis. The Company can request advances in anticipation of customer collections at the lender's prime rate plus one percent or LIBOR plus two percent, borrow on an acceptance basis at rates which vary in accordance with the prevailing market rate for such acceptances and open letters of credit through the lender, all of which are collateralized by all of the Company's assets. Notes payable and contingent liabilities for irrevocable letters of credit outstanding are as follows:

                                        May 31,     August 31,
                                         1995          1994
                                     ------------  ------------
     Notes payable                                   $3,000,000

     Contingent liabilities for
       irrevocable letters of credit  $11,220,135   $10,632,251


5.  Tender Offer by Subsidiary and Purchase of Minority Interest:

         On September 21, 1994, the Company's Body Drama subsidiary purchased and retired 1,446,921 shares of its stock at $2.93 per share for a total cash consideration paid to shareholders of $4,239,479. The aggregate cost of the shares is expected to be approximately $4.9 million, which includes expenses specifically associated with the tender offer, including the estimated costs of defense for a related class action suit filed against Body Drama, the Company and several of Body Drama's former and present officers and directors.

         On November 30, 1994, the Company completed a short-form merger and acquired the remaining 128,079 outstanding shares of Body Drama for $2.93 per share. The aggregate cost of the shares, which includes legal and other costs incurred in connection with the purchase, was approximately $385,000. Subsequent to the short-form merger, the Company owns 100% of Body Drama.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


Results of Operations

NINE MONTHS ENDED MAY 31, 1995 COMPARED TO THE NINE MONTHS ENDED MAY 31, 1994.

     Net sales for the nine months ended May 31, 1995 decreased approximately $25 million (28.2%) compared to the nine months ended May 31, 1994. The decrease was due primarily to a 27% decrease in the number of garments sold.

     Gross margins increased from 17.6% for the nine months ended May 31, 1994 to 24.3% for the current nine month period. The first nine months of fiscal 1994 were characterized by weak economic and market conditions for the apparel industry in general which resulted in lower than normal gross margins as well as an increase in the number of garments sold below cost and the size of the average loss per garment for those items sold below cost. While the general business and market conditions have not improved in the current fiscal year, the Company's current product mix resulted in higher overall gross margins and fewer garments being sold below cost in the first nine months of fiscal 1995.

     The Company's product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margins are likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

    Selling, general and administrative expenses decreased in dollar amount from $21.1 million for the first nine months of last year to $14.4 million for the first nine months of fiscal 1995, and decreased as a percent of net sales from 23.8% last year to 22.6% for the current period. The decrease in dollar amount was due to the lower sales volume in the current period. The decrease as a percent of net sales was due to the Company's efforts to reduce its operating expenses, including the closure of one of its two warehouse facilities in early fiscal 1995 and the reversal of an unutilized $250,000 reserve established in fiscal 1994 for such closure.

     Several key employees are compensated, in part, on the overall profitability of various divisions. The increase in employee plans and bonus expense in the current period reflects the improvement in the Company's overall operating performance.

         Interest expense decreased in the current period compared to the first nine months of last year due to the Company's decreased usage of its short-term line of credit. Interest income increased in the current period due to increases in the prime rate of interest, and consequently the Company's investment rate, in the first nine months of fiscal 1995 compared to last year.

THREE MONTHS ENDED MAY 31, 1995 COMPARED TO THE THREE MONTHS ENDED MAY 31,
1994.

     Net sales for the third quarter of fiscal 1995 decreased approximately $6.3 million (21.8%) compared to the net sales for the same quarter last year. The decrease was due a 14% decrease in the number of garments sold and a 9% decrease in the Company's average selling prices.

     Gross margins increased from 16.8% for the three months ended May 31, 1994
to 22.9% for the current quarter.   The third quarter of fiscal 1994 was
characterized by weak economic and market conditions for the apparel industry in general which resulted in lower than normal gross margins as well as an increase in the number of garments sold below cost and the size of the average loss per garment for those items sold below cost. While the general business and market conditions have not improved in the current quarter, the Company's current product mix resulted in higher overall gross margins and fewer garments being sold below cost in the third quarter of fiscal 1995.

    Selling, general and administrative expenses decreased in dollar amount from $6.8 million for the third quarter of last year to $4.9 million for the third quarter of fiscal 1995, and decreased as a percent of sales from 23.6% last year to 21.7% for the current quarter. The decrease in dollar amount was due to the lower sales volume in the current period. The decrease as a percent of net sales was due to the Company's efforts to reduce its operating expenses, including the closure of one of its two warehouse facilities in early fiscal 1995.

     Several key employees are compensated, in part, on the overall profitability of various divisions. The increase in employee plans and bonus expense in the current quarter reflects the improvement in the Company's overall operating performance.

         The Company did not utilize its short-term line of credit during the third quarter of fiscal 1995 and therefore incurred no interest expense in the current quarter.

Liquidity and Capital Resources

     At May 31, 1995, the Company had agreements with a financial institution pursuant to which the Company generally sells and assigns substantially all of its trade accounts receivable to the financial institution on a pre-approved non-recourse basis. Occasionally, the Company ships merchandise to customers and does not sell the resulting receivables to the financial institution. Such shipments are generally made on a COD basis or are backed by a commercial or standby letter of credit issued by the customer's bank. The amount of the Company's receivables which were not sold to the financial institution and were not made on a COD basis or supported by commercial or standby letters of credit at May 31, 1995 was approximately $86,000.

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

         On May 10, 1994, the Company announced that it may, from time to time, purchase up to 1,000,000 of its shares through open market purchases. No price range for the purchases was announced. The Company acquired and retired 243,950 shares of its common stock at an aggregate cost of $954,059 through May 31, 1995. The Board terminated the stock repurchase program and does not anticipate purchasing any additional shares of its common stock through open market purchases in the foreseeable future.

         The Company is not aware of any trends or other matters which will, or are reasonably likely to, result in its liquidity materially increasing or decreasing.

Other Information

INVENTORY

     The experience of the Company demonstrates that, in its ordinary course of operations, a portion of the Company's sales may be made below its normal selling prices or below cost subsequent to May 31, 1995. However, the amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

     The Company's inventory decreased from $18.8 million at May 31, 1994 to $8.3 million at May 31, 1995. The Company has established an inventory markdown reserve as of May 31, 1995, which management believes will be sufficient for current inventory that is expected to be sold below cost in the future. There can be no assurance that the Company will realize its expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of May 31, 1995 for which customer sales orders have not yet been received.

BACKLOG

         At May 31, 1995, the Company had unfilled customer orders of $30.9 million compared to $48 million of such orders at May 31, 1994, with such orders generally scheduled for delivery by November 1995 and February 1995, respectively. These amounts include both confirmed orders and unconfirmed orders which the Company believes, based on industry practice and past experience, will be confirmed. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of the production and shipment of garments, which in some instances may be delayed or accelerated by customer request. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative
of eventual actual shipments.   While cancellations, rejections and returns
have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at May 31, 1995.

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




                                          BEEBA'S CREATIONS, INC.
                                    ----------------------------------
                                                Registrant



July 5, 1995                    By:         Thomas P. Baumann
                                    ----------------------------------
                                            Thomas P. Baumann
                                    As Principal Financial Officer and
                                       on behalf of the Registrant