Form 10-K405
period 1995-08-31
BEEBAS CREATIONS INC
filed 1995-11-03
CIK 772263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 1995

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

Securities registered pursuant to Section 12(b) of the Act:

                                    Name of each exchange on
     Title of each class                which registered
     -------------------            ------------------------
     Common stock, no par value              NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X    No
                                                -----     -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Exhibit Index is on page 45.

As of October 30, 1995, 1,210,295 shares of the Registrant's common stock were outstanding. The aggregate market value of such common stock held by non-affiliates of the Registrant based on the last sale of such stock in the NASDAQ National Market, on October 30, 1995, was $4,084,746.



                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Definitive Proxy Statement, to be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held in December 1995, to be filed with the Commission, are incorporated by reference into Part III of this Report on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Beeba's Creations, Inc. (the "Company" or "Beeba's") has been in the women's wholesale sportswear business since 1973, and imports finished garments manufactured to its specifications in approximately 20 foreign countries.

         The Company has multiple operating divisions and subsidiaries which sell all-cotton and cotton blend woven sportswear as well as knit sportswear to retailers which include Price Costco, Mervyn's, The Limited Stores, Inc., J. C. Penney Company, Inc. and Sears, Roebuck & Co. The Company sells garments through its own sales force and through independent sales representatives. Beeba's provides fashionable clothing to the popularly priced market segment which generally retail between $10 and $35 per item. The Company competes primarily on the basis of price, quality, the desirability of its fabrics and its ability to adjust rapidly to changes in style in women's sportswear.

SALE OF PRODUCT LINES

         On August 22, 1995, the Company sold various assets associated with its junior, girls and maternity product lines. On October 31, 1995, the Company sold the buyer the Company's remaining inventory in such product lines at cost and granted the buyer an exclusive, world-wide license to use various tradenames registered by the Company for these product lines. At that time, the Company also ceased purchasing garments which had previously been sold under the tradenames licensed to the buyer. Sales of these product lines amounted to $21 million, $42 million and $38 million in fiscal 1995, 1994 and 1993, respectively.

         The sale of the product lines and the licensing of the tradenames is consistent with management's efforts to downsize the Company in order to focus on product lines which can be sold at higher gross margins.

DIVISIONS AND SUBSIDIARIES

         The Company's operating sales divisions and subsidiaries are organized, in general, to reflect the organizational buying and marketing structures of its customers. Each operation sells garments under both Company trademark labels and private retailer labels. From time to time, the Company may add, consolidate or eliminate certain divisions as a result of increases or decreases in the demand for the garments sold by a particular division or in order to effectuate changes in marketing strategy and personnel.

Ulterior Motives Division. The Ulterior Motives Division markets primarily dresses, jumpsuits and rompers for the regular and Plus Size market segments. The primary labels used by this Division include Ulterior Motives, Ulterior Motives Woman and Avocado. The Division also sells garments using retailers' private labels.

Adobe Rose Division. Western wear garments are sold by the Adobe Rose Division primarily under the Company labels Adobe Rose and Southwest Canyon.

Body Drama, Inc. Subsidiary. The Company owns 100% of the outstanding shares of Body Drama, Inc. which distributes a broad range of women's intimate apparel for both the sleepwear and daywear markets. Sleepwear garments are produced in a variety of fabrics and styles, including robes, pajamas, nightshirts and nightgowns which are sold under the Body Drama and Body Tease labels and retailers' private labels. Daywear products are sold primarily under the Gaviota trademark, and include panties, teddies, camisoles and bodysuits.

Foreign Subsidiary. The Company owns 100% of the outstanding capital stock of a Hong Kong corporation which, from time to time, may perform production coordination, quality control and sample production services for the various operations of the Company.


TRADEMARKS

         The Company and its Body Drama subsidiary currently have a total of 44 Federally registered trademarks. While trademarks owned by the Company are important to its marketing and competitive strategy, they are not central factors influencing its sales.


PRODUCT DEVELOPMENT AND DESIGN

         The Company develops merchandise lines for production and importation in two principal ways: (l) it develops its own line of clothing styles which is displayed in Company showrooms and which is also shown to retailers by independent sales representatives ("Company Brand"), and (2) it works with major retailers in developing product lines which the Company then has manufactured and imported and which are generally sold under private retailer labels ("Private Label"). Styles developed by the Company are sold under both Company trademarks and private retailer labels.

         Except for the Body Drama subsidiary, the Company generally does not create original garment shapes or bodies. The Company does, however, produce garments from original fabric prints and designs. The Company also responds to frequent style changes in the women's sportswear business by maintaining a continuous program adapting to current trends in style and fabric. In an effort to continually stay abreast of current fashion trends, representatives of the Company regularly shop at exclusive department and specialty stores in the United States, Europe, Japan and other countries which are known to sell merchandise with advanced styling direction. Sample garments are submitted to the Company by representatives along with their evaluation of the styles expected to be in demand in the United States. The Company also seeks input from selected customers. The Company then selects styles, fabrics and colors which it believes reflect current fashion trends.

         With regard to private label sales, the Company's sales personnel meet frequently with buyers representing retailers who custom order products by color, fabric and style. These buyers may provide samples to the Company or may select styles already available in Company showrooms. The Company has an established reputation for its ability to arrange for foreign manufacture on a reliable, expeditious and cost-effective basis.

SOURCES OF SUPPLY

         Approximately 93% of the garments sold by the Company are manufactured abroad. Contracting with foreign manufacturers enables the Company to take advantage of prevailing lower labor rates, with the consequent ability to produce a quality garment which can be retailed in the popular, value and moderate price ranges.

         As a result of import restrictions on certain garments imposed by bilateral trade agreements between the United States and certain foreign countries, the Company has sought diversity in the number of countries in which it has manufacturing arrangements. The percentage of total purchases from particular countries varies from period to period based upon quota availability and price considerations. The Company has arranged for production in the United States when economically feasible to meet special needs.

         The following table shows the percentage of the Company's total purchases, not including freight charges, duties and commissions, from each country for the years ended August 31, 1995, l994 and l993.

                               PERCENT OF TOTAL PURCHASES
                               --------------------------
                                  YEAR ENDED AUGUST 31,
                                ------------------------
COUNTRY                         l995      l994      l993
-------                         ----      ----      ----
Hong Kong/China................ 13.9%     17.6%     16.6%
Sri Lanka...................... 13.4       9.4       9.1
India.......................... 13.3      16.8      19.9
Oman........................... 11.0       7.4
Dubai..........................  9.2       8.1       7.8
Dominican Republic.............  7.4
Bangladesh.....................  7.0      10.2      13.0
United States..................  6.9      12.0      10.7
Mauritius......................  3.3       4.5       3.2
Macau..........................  4.2
Countries less than
  2.5% each in the
  current year................. 10.4      14.0      19.7

         The Company arranges for the production of garments with suppliers on a purchase order basis, with each order generally backed by an irrevocable letter of credit. The Company does not have any long-term contractual arrangements with manufacturers. This provides the Company with flexibility regarding the selection of manufacturers for future production of goods. The Company believes that the loss of any particular manufacturer in any country could be replaced by another manufacturer in a reasonable time period. However, in the event of the loss of a major manufacturer the Company could experience a temporary interruption in supply.

         In some cases, the manufacturer or agent with which the Company contracts for production may subcontract work. Most of the listed countries have numerous suppliers which have the technical capability to manufacture garments of the type sold by the Company. Certain manufacturers are able to ship garments to the Company in as little as 45 days after placement of a production order by the Company.

         The Company believes that the production capacity of foreign manufacturers with which it has developed, or is developing, a relationship is adequate to meet the Company's production requirements for the foreseeable future. However, because of existing and potential import restrictions, the Company continues to attempt to diversify its sources of supply.

         When management believes, based on previous experience and market performance, that additional orders for certain garments will be received, it may cause production runs to be made in amounts in excess of firm customer orders. This may allow the Company to achieve overall lower costs as well as to be able to respond more quickly to customer delivery requirements. The Company bears the consequent risk if garments purchased in advance of receipt of customer purchase orders do not sell.

QUALITY CONTROL

         Company representatives regularly visit manufacturers to inspect garments and monitor production facilities in order to assure timely delivery, maintain quality control and issue inspection certificates. A representative percentage of garments in each production run is inspected before each shipment. Letters of credit arranged by the Company require, as a condition to the release of funds to the supplier, that an inspection certificate be signed by a representative of the Company.

MARKETING AND DISTRIBUTION

         The Company sells its products through an established sales network consisting of both in-house sales personnel and independent sales representative organizations. The Company does not generally advertise, although customers sometimes feature the Company's products in their advertisements. For both Company Brand and Private Label sales, employees operating in Company showrooms in New York City and Los Angeles represent the Company in soliciting orders nationally from approximately 20 major customers. In addition, senior executives of the Company have primary responsibility for sales to certain key accounts. The Company's products are also marketed by approximately 8 commissioned sales representative organizations, all of which are independent contractors, and each of which has been assigned one or more primary areas of responsibility.

         Sales have historically been concentrated in apparel made of cotton and cotton blend garments for the spring and summer seasons, which sell primarily from January through July. Sales during the Company's first fiscal quarter are generally lower than sales generated in the second, third and fourth quarters of the fiscal year. While the Company believes that the seasonal quarterly sales pattern described above is likely to continue in the future, there can be no assurance that this will be the case.

         At present, most garments are shipped by suppliers in bulk form to the Company in San Diego, where they are sorted, stored and packed for distribution to customers. The Company may rent short-term warehouse space as needed to accommodate its requirements during peak shipping periods. In addition, to facilitate shipping to customers, some of its overseas suppliers perform sorting and packing functions.

         Purchase orders may be canceled by the Company's customers in the event of late delivery or in the event of receipt of nonconforming goods. Late deliveries usually are attributable to production or shipping delays beyond the Company's control. In the event of canceled purchase orders, rejections or returns, the Company will sell garments to other retailers, off-price discount stores or garment jobbers. The Company has, in the past, often been able to recover from its manufacturers some portion of its expenses or losses associated with sales below cost for causes attributable to manufacturing problems.

         No customer accounted for 10% or more of the Company's total sales in fiscal 1995 or 1994. For the year ended August 31, 1993, net sales to Wal-Mart Stores, Inc. represented 13.2% of total net sales for the year. While the Company believes its relationships with its other major customers are good, because of competitive changes and availability of the types of garments sold by the Company from a number of other suppliers, there is the possibility that any customer could lower, or raise, the amount of business it does with the Company. Historically, when a major customer has shifted business away from the Company, the Company has been able to increase its business with other major customers to at least partially offset such loss of business without a material adverse financial effect. However, if the Company were to experience a significant decrease in sales to any of its major customers, and were unable to replace such sales volume with sales to other major customers, there could be a material adverse financial effect on the Company.

IMPORT RESTRICTIONS

         The ability of the Company to import garments is regulated by import restrictions. Import quotas of various types are imposed on substantially all of the products imported by the Company from substantially all of the countries from which the Company purchases garments. Because of these quota restrictions, the Company has sought diversity in the number of countries in which it has garments manufactured.

         The Agreement on Textile and Clothing (the "ATC"), which became effective on January 1, 1995, provides the basic guidelines for administering import quotas and related matters. The ATC contains three provisions which will affect the Company's business to varying degrees in the future. First, the ATC requires that import quotas are to be phased out in four stages over a ten year period. However, quotas on substantially all of the garments imported by the Company are not scheduled to be phased out until the year 2005. Second, over the next ten years, import tariffs will be reduced from an average of 19% to 17.5%. While the tariff reductions apply to most apparel items, the size of the reductions are extremely small and are not likely to have a material impact on the Company's overall cost of merchandise. Finally, new rules of origin will take effect on July 1, 1996 whereby the country in which the garment is assembled will be deemed the country of origin instead of the country in which the fabric is cut, as is currently the case. The biggest impact of the rule change is likely to be on garments produced in China, which assembles large quantities of apparel cut in nearby countries such as Hong Kong, Singapore and Taiwan. Approximately 13.9% of the Company's garments were produced in either China or Hong Kong in fiscal 1995. The Company does not expect a significant disruption in its garment purchases as a result of the country of origin rule change.

         The Company closely monitors the status of applicable import quotas and the extent to which they are being filled. The Company bases its production decisions, in part, on whether a particular supplier country has entered into an agreement with the United States restricting trade in certain garments and, if so, the extent to which the applicable quota imposed for a particular year is expected to be filled by a scheduled shipment date. In some cases, the Company has responded to the anticipated exhaustion of a particular quota by having goods manufactured and shipped prior to the receipt of purchase orders or well in advance of scheduled delivery dates in order to be assured that garments will be imported into the United States before the applicable quota is filled. In these instances, the Company is required to hold garments in inventory, sometimes for several months, before shipment to customers.

         Import restrictions have, in some cases, increased the cost of finished goods to the Company as a result of increased competition for a restricted supply of goods. The Company's future results may also be affected by additional bilateral or unilateral trade restrictions, a significant change in existing quotas, political instability resulting in the disruption of trade from exporting countries, or the imposition of additional duties, taxes and other charges on imports. There can be no assurance that the ATC, or any successor agreement, will permit importation of garments on terms similar to those currently in effect.

         Because of import restrictions, embargo and utilization of quota, the Company may be unable, from time to time, to import certain types of garments. Because of the Company's dependence on foreign suppliers, a significant tightening or utilization of import quotas for the types of garments imported by the Company, applicable to a substantial number of countries from which the Company imports, could force the Company to seek other sources of supply and to take other actions which could increase costs of production. This could also cause delays in production and result in cancellation of orders. Any of these factors could result in an adverse financial impact on the Company.

         The Company believes it has the ability to locate, establish relationships with and develop manufacturing sources in countries where the Company has not previously operated. Whenever possible, the Company moves production to countries in which applicable quotas remain unfilled or to countries in which no quotas are imposed. The Company may also shift production to non-quota garments if a market for such garments exists. The time required to commence contract production in supplier countries ranges from several weeks in the case of a country with a relatively well developed garment manufacturing industry to four months or more for a country in which there are less developed capabilities. The cost to the Company of arranging for production in a country generally involves management time and associated travel expenses.

BACKLOG

         At August 31, 1995, the Company had unfilled customer orders of $21.7 million compared to $34.8 million of such orders at August 31, 1994, with such orders generally scheduled for delivery by January 1996 and March 1995, respectively. These amounts include both confirmed orders and unconfirmed orders which the Company believes, based on industry practice and past experience, will be confirmed. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of the production and shipment of garments, which in some instances may be delayed or accelerated by customer request. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at August 31, 1995.

RAW MATERIALS

         A substantial majority of the clothing sold by the Company is made of l00% cotton, although the Company also utilizes cotton blends, acrylic knits and rayon fabrics. All of these fabrics are readily available in most countries in which the Company contracts for production and are easily imported to those countries that do not have an internal supply of such fabric. The Company is not dependent on a single source of supply for fabric which is not readily replaceable.

COMPETITION

         The women's sportswear business is competitive and consists of many manufacturers and distributors, none of which accounts for a significant percentage of total sales, but many of which are larger and have substantially greater resources than the Company. The Company competes with a number of companies which import clothing from abroad for wholesale distribution, with domestic retailers having established foreign manufacturing capabilities and with domestically produced goods. Management believes that the Company competes effectively upon the basis of price, quality, the desirability of its fabrics and styles, the reliability of its service and delivery and its ability to adjust rapidly to changes in style. In addition, the Company has developed long-term working relationships with manufacturers and agents which presently provide the Company with reliable sources of supply. The Company's ability to compete effectively is dependent, in part, on its ability to retain managerial personnel with experience in locating, developing and maintaining reliable sources of supply and to retain experienced sales personnel.

EMPLOYEES

         As of October 15, l995, the Company had 144 full-time employees, of whom 70 worked in executive, administrative or clerical capacities, 11 worked in sales and 63 worked in warehouse facilities. The Company may also employ temporary personnel on a seasonal basis. None of the Company's employees is represented by a union. The Company considers its working relationships with its employees to be good and has never experienced an interruption of its operations due to any kind of labor dispute.

ITEM 2.  PROPERTIES.

         Late in calendar 1995, the Company expects to move its warehouse and administrative offices from its current 69,000 square foot facility into a 30,000 square foot facility. The move to smaller warehouse and administrative offices is consistent with management's efforts to downsize the Company. Additional short-term warehouse space may be leased as needed by the Company.

         The Company is liable for a total of approximately $634,000 of lease payments remaining on its current 69,000 square foot headquarters for a lease which expires in August 1996. Approximately $528,000 of this liability has been accrued as of August 31, 1995 as part of the $1.8 million restructuring charge recorded by Company in the current year.

         The Company and its Body Drama subsidiary lease two showrooms in New York and one in Los Angeles with an aggregate monthly rental of approximately
$47,000.   The Los Angeles showroom lease expires in July 1997 and the New York leases expire in February 1997 and February 2000. The Company has subleased 51% of one of the New York showrooms on substantially the same terms and at the same lease rate as that paid by the Company to the landlord.

ITEM 3.  LEGAL PROCEEDINGS.

         On August 8, 1994, a class action lawsuit was filed in the San Diego Superior Court against the Company, its Body Drama subsidiary and certain former and present directors and officers of Body Drama seeking to enjoin Body Drama's tender offer for its shares and to recover certain unspecified damages on the basis of alleged breaches of fiduciary duty by the defendants. The court denied the plaintiffs' claim for injunctive relief and the tender offer closed on September 21, 1994. On January 20, 1995, the court dismissed two of the four causes of action claimed by the plaintiffs in the lawsuit. Management believes that the remaining allegations of the complaint are without merit and intends to vigorously defend the lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1995.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SHAREHOLDER MATTERS.

         The Company's Common Stock trades on The NASDAQ Stock Market under the symbol BEBA. The Company's 1995 Proxy Statement includes a proposal to change the Company's name to Nitches, Inc. If the new name is approved by the shareholders at the December 1995 Annual Shareholders Meeting, the Company intends to change its trading symbol to NICH.

         The number of record holders of the Common Stock was 193 on October 30, 1995. The Company believes that there are a significant number of beneficial owners of its Common Stock whose shares are held in "street name". The closing sales price of the Common Stock on October 30, 1995 was $4.38 per share.

         The high and low stock closing sale prices for each fiscal quarter of the last two years were as follows:

                                      HIGH       LOW
                                     ------    -------
   November 30, 1994                 $4 1/4    $3 1/4
   February 28, 1995                  4 3/4     3 9/16
   May 31, 1995                       4 3/4     3
   August 31, 1995                    7 1/4     3 7/8

   November 30, 1993                  8 1/4     7 1/4
   February 28, 1994                  7 3/4     4 3/4
   May 31, 1994                       6 1/4     3 7/8
   August 31, 1994                    4 3/8     3

         The Company has declared and paid the following dividends in the last two fiscal years:

                                   PER SHARE
     RECORD DATE                   DIVIDEND
     ----------------              ---------
     November 1, 1993                 .08
     January 31, 1994                 .08

         The Company currently does not expect to reinstate its quarterly dividend payments. However, it may do so at some future date depending on the Company's results of operations and cash availability.

ITEM 6. SELECTED FINANCIAL DATA. (In thousands, except per share amounts)


OPERATING RESULTS:               1995       1994       1993       1992       1991
------------------              -------   --------   --------   --------   --------
Net sales (1)                   $83,846   $119,291   $116,200   $117,300   $132,282
Cost of goods sold               63,274     97,499     84,993     85,114    101,604
                                -------   --------   --------   --------   --------
                                 20,572     21,792     31,207     32,186     30,678
Selling, general and
  administrative expenses        19,795     27,852     29,705     25,226     26,004
Restructuring charge              1,803
                                -------   --------   --------   --------   --------
Income (loss) from operations    (1,026)    (6,060)     1,502      6,960      4,674
Gain on sale of product lines       563
Interest income                     355        206        379        516        292
Interest expense                     (2)      (462)      (156)      (111)      (308)
Gain on sale of Body Drama,
  net of related expenses                                          2,852
                                -------   --------   --------   --------   --------
Income (loss) before
  income taxes                     (110)    (6,316)     1,725     10,217      4,658
Provision (benefit) for
  income taxes                     (269)    (1,262)       719      4,018      1,910
                                -------   --------   --------   --------   --------
Income (loss) before
  minority interests                159     (5,054)     1,006      6,199      2,748
Minority interests                  (55)    (1,628)      (318)       734
                                -------   --------   --------   --------   --------
Net income (loss)               $   214   $ (3,426)  $  1,324   $  5,465   $  2,748
                                =======   ========   ========   ========   ========

Earnings (loss) per share:
  Primary                          $.09     ($1.33)      $.49      $1.74       $.64
                                =======   ========   ========   ========   ========
  Fully diluted                                                                $.62
                                                                           ========
Cash dividends per
  common share                                $.16       $.29       $.78       $.07
                                          ========   ========   ========   ========


(1) See Management's Discussion and Analysis on page 16.


FINANCIAL POSITION:                1995       1994       1993       1992       1991
-------------------               -------    -------    -------    -------    -------
  Cash and cash equivalents       $10,485    $ 6,566    $ 4,724    $11,376    $ 7,711
  Receivables                      10,719     16,941     23,041     26,488     20,172
  Inventories                       6,680     10,800     20,228     13,979      9,874
  Total current assets             29,971     36,732     51,222     55,245     41,369
  Total assets                     30,966     38,579     54,147     56,806     42,800
  Notes and acceptances payable                3,000      7,949      9,258
  Accounts payable and
    accrued expenses                8,433      7,750     12,085     11,673      7,981
  Income taxes payable
    (receivable)                     (459)    (1,596)      (475)     1,047       (478)
  Total current liabilities         8,433     10,750     20,034     23,296      9,299
  Long-term debt
  Minority interest                            5,747      7,547      7,762
  Shareholders' equity             21,437     20,987     25,470     24,652     33,501


OTHER FINANCIAL INFORMATION:
----------------------------
Profitability:
  Gross margin                       24.5%      18.3%      26.9%      27.4%      23.2%
  Operating margin                   (1.2%)     (5.1%)      1.3%       5.9%       3.5%
  Net income (loss) as
    percent of net sales               .3%      (2.9%)      1.1%       4.7%       2.1%
Liquidity:
  Current ratio                      3.55       3.42       2.56       2.37       4.45
  Working capital                 $21,538    $25,982    $31,188    $31,949    $32,071
Share Data:
  Weighted average number
    of common shares:
    Primary                         2,439      2,573      2,686      3,146      4,287
    Fully diluted                                                               4,424
  Number of common shares
    outstanding at year end         2,398      2,508      2,542      2,520      3,432

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

YEARS ENDED AUGUST 31, 1995 AND 1994.

         Net sales for the year ended August 31, 1995 decreased approximately $35.4 million (29.7%) compared to the year ended August 31, 1994. The decrease was due primarily to a 32% decrease in the number of garments sold offset by a 3% increase in the average selling price.

         Gross margins increased from 18.3% for the year ended August 31, 1994 to 24.5% for the current fiscal year. Fiscal 1994 was characterized by weak economic and market conditions for the apparel industry in general which resulted in lower than normal gross margins as well as an increase in the number of garments sold below cost. While the general business and market conditions have not improved in the current fiscal year, the Company's current product mix resulted in higher overall gross margins and fewer garments being sold below cost in fiscal 1995 than in fiscal 1994.

         The Company's product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margins are likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

         Selling, general and administrative expenses decreased in dollar amount from $27.9 million in fiscal 1994 to $19.8 million in fiscal 1995, but were approximately the same as a percent of net sales (23.3% in fiscal 1994 and 23.6% in fiscal 1995). The decrease in dollar amount was due to the lower sales volume in the current period and the reversal of an unutilized $250,000 reserve established in fiscal 1994 for the closure of one of the Company's two warehouse facilities.

         In the fourth quarter of fiscal 1995, the Company implemented a strategy to eliminate unprofitable product lines, reduce its workforce, dispose of excess equipment and consolidate its operations. As a result of this strategy, restructuring charges were incurred which reduced pretax operating income by approximately $1.8 million. The restructuring charges include approximately $890,000 for employee terminations and related severance packages, $610,000 for lease write-offs and $300,000 for fixed asset write-offs. The restructuring is expected to be completed by early calendar 1996.

         On August 22, 1995, the Company sold various assets associated with its junior, girls and maternity product lines for an initial cash payment of $750,000 and a five-year note for $950,000. The Company recorded a $563,307 pretax gain from the transaction. Because of the general market conditions within the apparel industry and the financial condition of buyer, the Company will account for the $950,000 note on a cost recovery basis and record revenue when the buyer makes payments on the note.

         On October 31, 1995, the buyer purchased the Company's remaining inventory of the product lines at the Company's cost. On October 31, 1995, the Company sold the buyer the Company's remaining inventory in such product lines at cost and granted the buyer an exclusive world-wide, license to use various tradenames registered by the Company for these product lines. At that time, the Company also ceased purchasing garments which had previously been sold under the tradenames licensed to the buyer. Sales of these product lines amounted to $21 million, $42 million and $38 million in fiscal 1995, 1994 and 1993, respectively.

         Interest expense decreased in the current year due to the Company's decreased usage of its short term line of credit. Interest income increased in fiscal 1995 due to increases in the Company's average cash balances on hand and increases in the prime rate of interest, and consequently the Company's investment rate for its unutilized cash.

         The valuation allowance for deferred tax assets decreased by $213,619 in fiscal 1995 due to the utilization on a consolidated basis of deferred tax deductions generated by the Company's Body Drama subsidiary. Consequently, the Company reported an income tax benefit of $269,056 while reporting a pretax loss of only $109,541.

         On November 30, 1994, the Company completed a short-form merger and acquired all remaining outstanding shares of its Body Drama subsidiary. The minority interest of $55,100 represents the earnings attributable to the minority shareholders through November 30, 1994. Subsequent to November 30, 1994, the Company owned 100% of Body Drama.

YEARS ENDED AUGUST 31, 1994 AND 1993.

         Net sales for the year ended August 31, 1994 increased approximately $3.1 million (2.7%) as compared to the year ended August 31, 1993. Approximately 64% of the increase was due to the addition of the Gaviota product line by the Company's Body Drama subsidiary. The remaining increase was due to a .8% increase in average selling prices and a 1.1% increase in the number of garments sold.

         Gross margins decreased from 26.9% for the year ended August 31, 1993 to 18.3% for the year ended August 31, 1994. The decrease was due to weak economic and market conditions for the apparel industry in general. These conditions resulted in lower than normal gross margins as well as an increase in the number of garments sold below cost and the size of the average loss per garment for those items sold below cost. Consequently, the Company increased its inventory reserves as of August 31, 1994 as compared to those at August 31, 1993, which increase accounted for approximately .5% of the decrease in the gross margin percentage from fiscal 1993 to fiscal 1994.

         Selling, general and administrative expenses decreased in dollar amount from $29.7 million for fiscal 1993 to $27.9 million for fiscal 1994, and decreased as a percent of sales from 25.7% in fiscal 1993 to 23.3% in fiscal 1994. The decrease in dollar amount was due to the Company's efforts to reduce its operating expenses. The decrease as a percent of sales was also due to the increased sales volume in fiscal 1994. Selling, general and administrative expenses for fiscal 1994 include approximately $822,000 of expenses associated with the closure of one of the Company's two warehouses, one minor merchandising office and one overseas production office.

         As a result of the February 1993 acquisition of the Gaviota trademark and related assets by the Company's Body Drama subsidiary, the financing of inventory and accounts receivable for that new product line and the increase in the inventory levels of other product lines, the Company's consolidated cash balances were lower during fiscal 1994 as compared to fiscal 1993. Consequently, interest income decreased in fiscal 1994 compared to fiscal 1993. Interest expense increased in fiscal 1994 compared to fiscal 1993 due to the Company's increased usage of its short-term line of credit to finance its increased inventory balances.

         At August 31, 1994 the Company's Body Drama subsidiary established an income tax valuation allowance of approximately $1.2 million which fully offsets Body Drama's deferred tax assets and the tax benefits of its operating losses which can be carried forward and used to offset future taxable income. Consequently, the Company's effective income tax rate decreased from 41.7% for fiscal 1993 to 20% for fiscal 1994.

Liquidity and Capital Resources

         At August 31, 1995, the Company had agreements with a financial institution pursuant to which the Company sells substantially all of its trade accounts receivable to the financial institution on a pre-approved non-recourse basis. Occasionally, the Company ships merchandise to customers and does not sell the resulting receivables to the financial institution.

Such shipments are generally made on a COD basis or are backed by a commercial or standby letter of credit issued by the customer's bank. The amount of the Company's receivables which were not sold to the financial institution and were not made on a COD basis or supported by commercial or standby letters of credit at August 31, 1995 was approximately $217,000.

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

         The Company's working capital of $21.5 million at August 31, 1995 decreased from the August 31, 1994 level of $26 million. However, the Company's current ratio increased from 3.42 at August 31, 1994 to 3.55 at August 31, 1995.

         In September 1995, the Company successfully completed a tender offer and acquired 1,200,000 of its shares at $8.00 per share. The Company's existing cash balances were used to fund the transaction. If the tender offer had been completed as of August 31, 1995, the Company's working capital and current ratio would have been approximately $11.9 million and 2.41, respectively.

Other Information

INVENTORY

         The experience of the Company demonstrates that, in its ordinary course of operations, a portion of the Company's sales may be made below its normal selling prices or below cost subsequent to August 31, 1995. The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

         The Company's inventory decreased from $10.8 million at August 31, 1994 to $6.7 million at August 31, 1995. The Company has established an inventory markdown reserve as of August 31, 1995, which management believes will be sufficient for current inventory that is expected to be sold below cost in the future. There can be no assurance that the Company will realize its expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of August 31, 1995 for which customer sales orders have not yet been received.

BACKLOG

         At August 31, 1995, the Company had unfilled customer orders of $21.7 million compared to $34.8 million of such orders at August 31, 1994, with such orders generally scheduled for delivery by January 1996 and March 1995, respectively. These amounts include both confirmed orders and unconfirmed orders which the Company believes, based on industry practice and past experience, will be confirmed. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of the production and shipment of garments, which in some instances may be delayed or accelerated by customer request. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at August 31, 1995.

Impact of Inflation and Changing Prices

         Management does not believe that inflation and changing prices have had any material impact upon the Company's revenues or income from operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                    BEEBA'S CREATIONS, INC. AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS FILED WITH
                 THE ANNUAL REPORT OF THE COMPANY ON FORM 10-K


Independent Auditors' Report                                22

Consolidated Balance Sheets at August 31, 1995 and 1994     23

Consolidated Statements of Operations for the years
  ended August 31, 1995, 1994 and 1993                      24

Consolidated Statements of Shareholders' Equity for
  the years ended August 31, 1995, 1994 and 1993            25

Consolidated Statements of Cash Flows for the
  years ended August 31, 1995, 1994 and 1993                26

Notes to consolidated financial statements                  27

                          Independent Auditors' Report


Board of Directors and Shareholders
Beeba's Creations, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheets of Beeba's Creations, Inc. and subsidiaries as of August 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended August 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Beeba's Creations, Inc. and subsidiaries as of August 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1995 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

San Diego, California
October 24, 1995

                    BEEBA'S CREATIONS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                               August 31,
                                        ------------------------
                                           1995         1994
                                        -----------  -----------
                              ASSETS

Current assets:
  Cash and cash equivalents             $10,485,189  $ 6,565,813
  Receivables:
    Trade accounts, less allowance
      for doubtful accounts ($333,000
      in 1995 and $578,000 in 1994)      10,240,864   15,329,232
    Income taxes receivable                 458,789    1,596,480
    Due from affiliates and employees        19,006       14,799
                                        -----------  -----------
                                         10,718,659   16,940,511

  Inventories                             6,679,522   10,799,714
  Deferred income taxes                   1,479,673    1,509,294
  Other current assets                      608,126      916,201
                                        -----------  -----------
  Total current assets                   29,971,169   36,731,533

Furniture, fixtures and equipment           407,217      880,793
Other assets                                587,193      967,041
                                        -----------  -----------
                                        $30,965,579  $38,579,367
                                        ===========  ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                                      $ 3,000,000
  Accounts payable and
    accrued expenses                    $ 8,433,214    7,749,654
                                        -----------  -----------
  Total current liabilities               8,433,214   10,749,654

Deferred income taxes                     1,095,858    1,095,858
Minority interest                                      5,747,229

Shareholders' equity:
  Preferred stock, no par value,
    25,000,000 shares authorized
  Common stock, no par value,
    50,000,000 shares authorized;
    issued and outstanding (2,398,224
    in 1995 and 2,507,924 in 1994)       12,586,793   12,351,527
  Retained earnings                       8,849,714    8,635,099
                                        -----------  -----------
  Total shareholders' equity             21,436,507   20,986,626
                                        -----------  -----------
                                        $30,965,579  $38,579,367
                                        ===========  ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BEEBA'S CREATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations


                                     Year ended August 31,
                            ---------------------------------------
                               1995          1994          1993
                            -----------  ------------  ------------
Net sales                   $83,846,253  $119,291,419  $116,199,677

Cost of goods sold           63,273,806    97,499,053    84,992,982
                            -----------  ------------  ------------

Gross profit                 20,572,447    21,792,366    31,206,695

Expenses:
  Selling, general
    and administrative       19,795,039    27,852,703    29,704,405

  Restructuring charge        1,803,113
                            -----------  ------------  ------------

Income (loss) from
  operations                 (1,025,705)   (6,060,337)    1,502,290

Gain on sale of
  product lines                 563,307
Interest income                 355,078       206,350       378,875
Interest expense                 (2,221)     (462,142)     (155,762)
                            -----------  ------------  ------------

Income (loss) before
  income taxes                 (109,541)   (6,316,129)    1,725,403

Provision (benefit) for
  income taxes                 (269,056)   (1,262,366)      719,561
                            -----------  ------------  ------------

Net income (loss) before
  minority interest             159,515    (5,053,763)    1,005,842
Minority interest               (55,100)   (1,627,736)     (318,553)
                            -----------  ------------  ------------

Net income (loss)           $   214,615  $ (3,426,027) $  1,324,395
                            ===========  ============  ============


Earnings (loss) per share          $.09        ($1.33)         $.49
                            ===========  ============  ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BEEBA'S CREATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Shareholders' Equity




                                    Common Stock          Paid-in                    Total
                             -----------------------      Capital -    Retained   Shareholders'
                                Shares       Amount    Stock Options   Earnings      Equity
                             ----------- -----------   ------------- ------------ ------------
Balance, September 1, 1992     2,519,586  $11,922,022     $ 846,120  $11,884,206  $24,652,348

  Net income                                                           1,324,395    1,324,395

  Dividends paid                                                        (733,516)    (733,516)
    ($.29 per share)

  Compensatory stock options                                106,680                   106,680

  Stock options exercised         22,588      120,584                                 120,584
                             ------------ ------------    --------- ------------ ------------

Balance, August 31, 1993       2,542,174   12,042,606       952,800   12,475,085   25,470,491

  Net loss                                                            (3,426,027)  (3,426,027)

  Dividends paid
    ($.16 per share)                                                    (413,959)    (413,959)

  Compensatory stock options     100,000      826,000      (952,800)                 (126,800)

  Purchases and retirement
    of parent common stock      (134,250)    (517,079)                               (517,079)
                             ------------ ------------    ---------  ------------ ------------

Balance, August 31, 1994       2,507,924   12,351,527             0    8,635,099   20,986,626

  Net income                                                             214,615      214,615

  Purchases and retirement
    of parent common stock      (109,700)    (436,980)                               (436,980)

  Purchases and retirement
    of subsidiary shares
    by subsidiary                             672,246                                 672,246
                             ------------ ------------    --------- ------------ ------------

Balance, August 31, 1995       2,398,224  $12,586,793     $       0   $8,849,714  $21,436,507
                             ===========  ===========     =========   ==========  ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                    BEEBA'S CREATIONS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                                Year ended August 31,
                                                        --------------------------------------
                                                            1995         1994         1993
                                                        ------------ ------------ ------------
Cash flows from operating activities:
  Net income (loss)                                        $214,615  ($3,426,027)  $1,324,395
  Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities:
      Minority interest in subsidiary's loss                (55,100)  (1,627,736)    (318,553)
      Gain on sale of product lines                        (563,307)
      Asset write off for restructuring charge              240,588
      Depreciation and amortization                         548,702    1,055,545      767,760
      (Increase) decrease in receivables                  5,088,368    7,201,693    3,938,050
      (Increase) decrease in income taxes receivable      1,137,691   (1,121,404)    (475,076)
      (Increase) decrease in inventories                  4,120,192    9,428,769   (6,248,995)
      (Increase) decrease in deferred income taxes           29,621         (260)     989,371
      (Increase) decrease in other current assets           303,868      723,755     (832,258)
      (Increase) decrease in other assets                   126,564      364,019     (955,426)
      Increase (decrease) in accounts payable
        and accrued expenses                                683,560   (4,684,857)     621,601
      Increase (decrease) in income taxes payable                                  (1,047,285)
                                                        ------------ ------------ ------------
  Net cash provided (used) by operating activities       11,875,362    7,913,497   (2,236,416)
                                                        ------------ ------------ ------------

Cash flows from investing activities:
  Acquisition of trade name, covenant not
    to compete and related assets                                                    (797,685)
  Capital expenditures                                     (249,124)    (341,863)    (378,347)
  Payment of liabilities for manufacturing operations                              (1,317,578)
                                                        ------------ ------------ ------------
  Net cash (used) by investing activities                  (249,124)    (341,863)  (2,493,610)
                                                        ------------ ------------ ------------

Cash flows from financing activities:
  Net (repayments) under line of credit                  (3,000,000)  (4,949,266)  (1,308,787)
  Proceeds from sale of product line                        750,000
  Proceeds from exercises of stock options                               150,000      120,584
  Dividends paid                                                        (413,959)    (733,516)
  Purchases and retirement of parent common stock          (436,980)    (517,079)
  Purchases and retirement of subsidiary
    shares by subsidiary                                 (4,634,783)
  Purchases of subsidiary shares by parent                 (385,099)
                                                        ------------ ------------ ------------
  Net cash provided (used) by financing activities       (7,706,862)  (5,730,304)  (1,921,719)
                                                        ------------ ------------ ------------

Net increase (decrease) in cash and cash equivalents      3,919,376    1,841,330   (6,651,745)

Cash and cash equivalents at beginning of year            6,565,813    4,724,483   11,376,228
                                                        ------------ ------------ ------------
Cash and cash equivalents at end of year                $10,485,189   $6,565,813   $4,724,483
                                                        ===========   ==========   ==========

Supplemental disclosures of cash flow information:

  Cash paid during the year:
    Interest                                                $17,750     $446,615     $174,616
    Income taxes                                            $23,401     $142,865   $1,250,574

               The accompanying notes are an integral part of these
                        consolidated financial statements.

                    BEEBA'S CREATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.  Description of Business:

         Beeba's Creations, Inc. (the "Company") was organized in 1971 and has been a wholesale importer and distributor primarily of women's sportswear manufactured to its specifications and distributed in the United States under Company brand labels and private retailer labels since 1973.


2.  Summary of Significant Accounting Policies:

Principles of Consolidation:

         The consolidated financial statements include the accounts of Beeba's Creations, Inc. and its subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

Inventories:

         Inventories are stated at the lower of cost (first-in, first-out method) or market.

Furniture, Fixtures and Equipment:

         Furniture, fixtures and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining term of the related lease. Maintenance and repair costs are charged to expense as incurred. When assets are retired or sold, the assets and accumulated depreciation are removed from the respective accounts and any profit or loss on the disposition is credited or charged to income.

Earnings Per Share:

         The computation of net income per common share is based on the weighted average number of common shares outstanding plus common share equivalents arising from dilutive stock options.

         The weighted average number of common shares and common share equivalents outstanding for primary earnings per share was 2,438,874, 2,573,132 and 2,686,152 for fiscal 1995, 1994 and 1993, respectively.

                    BEEBA'S CREATIONS, INC. AND SUBSIDIARIES

2.  Summary of Significant Accounting Policies: (continued)

Revenue Recognition:

         The Company recognizes revenue as of the date merchandise is shipped to its customers.

Cash Flow Statement:

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Reclassifications:

         Certain reclassifications have been made in the 1994 and 1993 financial statements to conform to the classifications used for the 1995 financial statements.


3.  Inventories:

                                             August 31,
                                      -------------------------
                                         1995           1994
                                      ----------    -----------
    Fabric and trims                  $1,316,292    $ 2,795,280
    Finished goods                     5,363,230      8,004,434
                                      ----------    -----------

                                      $6,679,522    $10,799,714
                                      ==========    ===========


4.  Furniture, Fixtures and Equipment:

                                             August 31,
                                      -------------------------
                                         1995           1994
                                      ----------     ----------
    Leasehold improvements            $  358,146     $  799,270
    Computer equipment                   826,324      1,256,705
    Vehicles                             159,118        184,994
    Furniture, fixtures and
     other equipment                     879,917      1,286,047
                                      ----------     ----------
                                       2,223,505      3,527,016

    Less accumulated depreciation
      and amortization                 1,816,288      2,646,223
                                      ----------     ----------
                                      $  407,217     $  880,793
                                      ==========     ==========

                    BEEBA'S CREATIONS, INC. AND SUBSIDIARIES

5.  Notes Payable:

         At August 31, 1995, pursuant to the terms of agreements between Beeba's and a financial institution, Beeba's generally sells and assigns substantially all of its trade accounts receivable to the financial institution on a pre-approved, non-recourse basis. The Company may request advances in anticipation of customer collections at the lender's prime rate plus one percent or LIBOR plus two percent, borrow on an acceptance basis at rates which vary in accordance with the prevailing market rate for such acceptances and open letters of credit through the lender, all of which are collateralized by all of the Company's assets. Notes payable and contingent liabilities for irrevocable letters of credit outstanding are as follows:

                                              August 31,
                                      -------------------------
                                          1995         1994
                                      ------------  -----------
    Notes payable                                   $ 3,000,000
    Contingent liabilities for
     irrevocable letters of credit    $10,746,558   $10,632,251
    Weighted average interest rate
     for the year                           8.75%          6.0%


6.  Accounts Payable and Accrued Expenses:

                                               August 31,
                                        ------------------------
                                           1995          1994
                                        ----------    ----------
    Trade accounts and other payables   $7,252,725    $6,888,624
    Accrued bonuses, commissions and
     other payroll related expenses      1,180,489       861,030
                                        ----------    ----------

                                        $8,433,214    $7,749,654
                                        ==========    ==========

                    BEEBA'S CREATIONS, INC. AND SUBSIDIARIES

7.  Income Taxes:

         The components of the provision for income taxes are as follows:

                                   Year ended August 31,
                           -------------------------------------
                             l995          1994           1993
                           ---------   -----------      --------
Current:
  Federal                  ($319,212)  ($1,362,706)     ($29,068)
  State                      (29,808)        1,600        39,663
                           ---------   -----------      --------
                            (349,020)   (1,361,106)       10,595
                           ---------   -----------      --------
Deferred:
  Federal                     32,559        53,821       586,960
  State                       47,405        44,919       122,006
                           ---------   -----------      --------
                              79,964        98,740       708,966
                           ---------   -----------      --------
                           ($269,056)  ($1,262,366)     $719,561
                           =========   ===========      ========



    The provision for deferred income taxes for the year ended August 31, 1993 consists of the following:

Sales returns and doubtful
  accounts reserve                   $467,714
Inventory reserves and
  Uniform Capitalization               62,697
Franchise taxes                       172,140
Other items                             6,415
                                     --------
                                     $708,966
                                     ========

         Net deferred income taxes included in current assets in the balance sheet at August 31, 1995 and 1994 consist of the tax effects of temporary differences related to the following:

                                            August 31,
                                    -------------------------
                                       1995          1994
                                    ----------    -----------
Inventories                         $  436,027    $ 1,266,738
Sales return and doubtful
  account reserve                      149,726        399,629
Restructuring reserve                  681,408
Tax loss carryforward                  979,864        788,182
All other items                        212,512        251,228

Less valuation allowance              (979,864)    (1,196,483)
                                    ----------    -----------

Deferred tax assets - current       $1,479,673    $ 1,509,294
                                    ==========    ===========

                    BEEBA'S CREATIONS, INC. AND SUBSIDIARIES

7.  Income Taxes: (continued)

         The valuation allowance for deferred tax assets decreased by $216,619 in fiscal 1995 due to the utilization on a consolidated basis of deferred tax deductions generated by the Company's Body Drama subsidiary.

         The long term deferred income tax liability included on the balance sheet at August 31, 1995 of $1,095,858 relates to the gain recognized for financial statement purposes in connection with the initial public stock offering of the Company's Body Drama subsidiary in 1991.

         The Company's Body Drama subsidiary has a Federal income tax net operating loss carryforward of approximately $1.6 million which expires in 2009. The Federal tax loss may be utilized only by Body Drama, approximately $1.1 million of which may be used in fiscal 1996, or if not used in fiscal 1996, $1.6 million in fiscal 1997 and subsequent years.

         Beeba's and Body Drama have various combined state income tax net operating loss carryforwards which expire in 1999. The benefit of the loss carryforwards has been fully reserved as of August 31, 1995.

         Differences between the statutory Federal income tax rate and the effective tax rate are as follows:

                                      Year ended August 31,
                                    --------------------------
                                     1995      1994      1993
                                    ------    ------     -----
Statutory rate                       34.0%     34.0%     34.0%
State income taxes, net of
  Federal benefit                     6.6       6.6       6.2
Reduction in valuation allowance
  for deferred tax assets           197.8     (18.9)
Other items                           7.2      (1.7)      1.5
                                    -----     -----      ----

Effective rate                      245.6%     20.0%     41.7%
                                    =====     =====      ====

                    BEEBA'S CREATIONS, INC. AND SUBSIDIARIES

8.  Employee Benefit Plans:

         The Company has employee benefit plans whereby employees may make investments in various independent funds, and, through June 30, 1995, Company stock. The Company may match employee contributions to this Plan on a discretionary basis. The Company's matching contributions to these plans amounted to $9,696, $223,788 and $271,057 in fiscal 1995, 1994 and 1993, respectively.

9.  Stock Options:

         The Company has an Incentive Stock Option Plan for Key Employees under which 338,671 shares were available for grant as of August 31, 1995. Options are granted at prices not less than the fair market value of the shares at the date of grant and generally become exercisable at the rate of twenty percent per year commencing one year after the date of grant. At August 31, 1995, 92,100 options were exercisable. Transactions under this Plan during fiscal 1995, 1994 and 1993 were as follows:

                                   Number of      Option Price
                                     Shares         Per Share
                                   ---------     --------------
  Outstanding options at
    September 1, 1992               214,373      $5.00 - $10.00

  Options exercised                 (19,600)     $5.00 - $ 6.88
  Options forfeited                 (12,900)     $6.50 - $10.00
                                   --------
  Outstanding options at
    August 31, 1993                 181,873      $5.00 - $ 9.00

  Options forfeited                 (51,500)     $5.00 - $ 9.00
                                   --------
  Outstanding options at
    August 31, 1994                 130,373      $5.00 - $ 9.00

  Options forfeited                 (31,973)     $5.00 - $ 9.00
                                   --------
  Outstanding options at
    August 31, 1995                  98,400      $6.50 - $ 9.00
                                   ========

                    BEEBA'S CREATIONS, INC. AND SUBSIDIARIES

9.  Stock Options: (continued)

         The Company has 97,000 shares available for grant under two non-qualified option plans for key employees. Compensation expense is recorded in the periods in which services are provided for options granted at less than market value at the date of grant. Options may be granted at varying prices and generally become exercisable over a four to five year period. At September 1, 1992, 109,917 options were outstanding with option prices ranging from $1.50 to $6.50 per share. In fiscal 1993, 9,917 options with an option price of $6.50 were exercised. In fiscal 1994, 100,000 options with an option price of $1.50 were exercised. At August 31, 1995, no options were outstanding.

10.  Leases:

         The Company has lease commitments expiring at various dates, principally for real property and equipment. At August 31, 1995, the aggregate minimum rental commitments for all non-cancelable leases having initial or remaining terms of one or more years are as follows:

        Year ending August 31,
        ----------------------
              1996                    $1,221,297
              1997                       524,512
              1998                       351,159
              1999                       333,743
              2000                       166,081
              Subsequent years                 0
                                      ----------
                                      $2,596,792
                                      ==========

         In connection with the sale of product lines (see footnote number 12) the Company subleased a portion of its showroom facility. Because of the general market condition within the apparel industry and the financial condition of the sublessee, no amounts for sublease revenues have been included in the above schedule.

     The Company's leases for real property are generally subject to escalation based on increases in the consumer price or other indices with certain minimum and maximum increases. Rent expense was approximately $1,431,000, $2,378,000 and $2,507,000, during fiscal 1995, 1994 and 1993, respectively.

                    BEEBA'S CREATIONS, INC. AND SUBSIDIARIES

11.  Significant Customers:

         No customer accounted for 10% or more of total sales in fiscal 1995 or 1994. Sales to one of the Company's customers represented 13.2% of total sales in fiscal 1993.

12.  Sale of Product Lines:

         On August 22, 1995, the Company sold various assets associated with its junior, girls and maternity product lines for an initial cash payment of $750,000 and a five-year note for $950,000. The Company recorded a $563,307 pretax gain from the transaction. Because of the general market conditions within the apparel industry and the financial condition of buyer, the Company will account for the $950,000 note on a cost recovery basis and record revenue when the buyer makes payments on the note. Accordingly, no amounts associated with this note receivable have been recorded in the accompanying financial statements.

         The Company also executed an agreement whereby the buyer will act as an independent sales representative for the Company through October 31, 1995, on which date the buyer will purchase the Company's remaining inventory of the product lines at the Company's cost. The buyer was also granted an exclusive, world-wide license to use various tradenames registered by the Company for the product lines.

         On October 31, 1995, the Company will cease purchasing garments which had previously been sold under the tradenames licensed to buyer. The Company's sales of these products amounted to $21 million, $42 million and $38 million in fiscal 1995, 1994 and 1993, respectively.

13.  Restructuring Charge:

         In the fourth quarter of fiscal 1995, the Company implemented a strategy to eliminate unprofitable product lines, reduce its workforce, dispose of excess equipment and consolidate its operations. As a result of this strategy, restructuring charges were incurred which reduced pretax operating income by approximately $1.8 million. The restructuring charges include approximately $890,000 for employee terminations and related severance packages, $610,000 for lease write-offs and $300,000 for fixed asset write-offs. At August 31, 1995 the remaining balance in the restructuring reserve, which is included in trade accounts and other payables, is approximately $1.5 million. The restructuring is expected to be completed by early calendar 1996.

                    BEEBA'S CREATIONS, INC. AND SUBSIDIARIES

14.  Acquisition of Subsidiary Shares:

         In fiscal 1995, the Company's Body Drama subsidiary acquired 1,446,921 shares of its stock at $2.93 per share. The total cost of these shares is expected to be approximately $4.9 million, which includes expenses specifically associated with the tender offer, including the estimated costs of defense for a related class action suit filed against Body Drama, the Company and several of its officers and directors (see Note 15). On November 30, 1994, the Company acquired the remaining 128,079 outstanding shares of Body Drama at $2.93 per share. The aggregate cost of the shares, which includes legal and other costs incurred in connection with the purchase, was $385,000.

15.  Litigation:

         On August 8, 1994, a class action lawsuit was filed in the San Diego Superior Court against the Company, its Body Drama subsidiary and certain former and present directors and officers of Body Drama seeking to enjoin Body Drama's tender offer for its shares and to recover certain unspecified damages on the basis of alleged breaches of fiduciary duty by the defendants. The court denied the plaintiffs' claim for injunctive relief and the tender offer closed on September 21, 1994. On January 20, 1995, the court dismissed two of the four causes of action claimed by the plaintiffs in the lawsuit. Management believes that the remaining allegations of the complaint are without merit and intends to vigorously defend the lawsuit.


16.  Acquisition of Trademark:

         In fiscal 1993, the Company's Body Drama subsidiary acquired various intangible assets, including the Gaviota trademark, for $700,000. The intangible assets are being amortized on a straight-line basis over their estimated useful lives, which range from one to five years. The remaining unamortized intangible assets at August 31, 1995 of $278,746 are included in "Other assets".

                    BEEBA'S CREATIONS, INC. AND SUBSIDIARIES

17.  Tender offer and related party transactions:

         On September 1, 1995, the Company purchased and retired 1,200,000 shares of its common stock at $8 per share in connection with a tender offer by the Company. The tender offer included the repurchase of approximately 458,000 shares owned by six of the Company's officers and directors.

18.  Employment agreements:

         In May 1995, the Company entered into Employment Agreements with three key executives which expire on August 31, 1998. In addition to a base salary, each executive will receive a bonus equal to a percentage of pretax net income (exclusive of the bonus) over specified levels for fiscal 1996, 1997 and 1998. In the event that any one of the executives is terminated without cause prior to the expiration of the Employment Agreement, the executive will receive the salary remaining through the end of the term of the Employment Agreement, a pro rata portion of his bonus and continuation of certain employee benefits. The aggregate amount due to the executives through August 31, 1998, excluding bonuses and employee benefits, is $1,650,000.

19.  Quarterly Results of Operations (Unaudited):

         The following is a summary of the quarterly results of operations for the years ended August 31, 1995 and 1994:

                                    Three months ended
                            ------------------------------------
                             Nov. 30   Feb. 28  May 31   Aug. 31
                            --------   -------  ------   -------
                          (In thousands, except per share amounts)
Fiscal 1995:
    Net sales                $19,812   $21,227  $22,637  $20,170
    Gross profit               4,585     5,679    5,192    5,116
    Net income (loss)            (75)      468       51     (229)
    Net income (loss)
      per common share          (.03)      .19      .02     (.10)

Fiscal 1994:
    Net sales                $30,715   $29,021  $28,960  $30,595
    Gross profit               6,104     4,606    4,857    6,225
    Net (loss)                  (673)   (1,295)  (1,356)    (102)
    Net (loss) per
      common share              (.25)     (.50)    (.52)    (.04)

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required as to this Item is incorporated herein by reference from the data under the caption "Election of the Directors of the Company and Other Information Concerning Executive Officers of the Company" in the Proxy Statement ("1995 Proxy Statement"), to be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held in December 1995, to be filed with the Commission in November 1995.


ITEM 11.  EXECUTIVE COMPENSATION.

         The information required as to this Item is incorporated herein by reference from the data under the caption "Compensation and Benefits" in the 1995 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

         The information required as to this Item is incorporated herein by reference from the data under the caption "Principal Shareholders" in the 1995 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required as to this Item is incorporated herein by reference from the data under the caption "Certain Transactions" in the 1995 Proxy Statement.

                             PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

(a)  Documents filed as part of this report:

     1. The following consolidated financial statements of the Registrant are included as part of this report:

     Balance Sheets as of August 31, 1995 and 1994;

     Consolidated Statements of Operations for the years ended August 31, 1995,
       1994 and 1993;

     Statements of Shareholders' Equity for the years ended August 31, 1995,
       1994 and 1993;

     Statements of Cash Flows for the years ended August 31, 1995, 1994 and
       1993;

     Notes to Financial Statements; and

     Independent Auditors' Report.

     2. The following financial statement schedules of the Registrant are included as part of this report:

     Report of independent auditors on financial statement schedules

     Schedule VIII - Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because they are not required, are inapplicable or the information is otherwise shown in the financial statements or notes thereto.

     2.1 Agreement and Plan of Reorganization dated November 9, 1994 by and among Body Drama, Inc., Beeba's Acquisition, Inc. and the Company (9)

     3. The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K:

     3.1   Articles of Incorporation of the Company, as amended (5)
     3.2   Bylaws of the Company, as amended (2)

     4     See 3.1 and 3.2, above

     10    Material Contracts:
           10.3.2  Incentive Stock Option Plan as amended October 3, 1989 (4)
           10.3.3  Executive Option Plan adopted October 3, 1989 (4)
           10.5.4  Lease Agreement between the Company and Rancho Bernardo Corporate Center, dated June 14,
                   1985 (1)
           10.5.10 Lease Agreement between the Company and Spanjian Properties dated August 9, 1989 (3)
           10.5.12 Lease Agreement between the Company and Broadway and 41st Associates Limited
                   Partnership dated August 17, 1989 (3)
           10.5.14 Lease Agreement between the Company and 1431 Associates dated October 13, 1989 (5)
           10.6    Form of Indemnification Agreement for Officers and Directors (8)
           10.12   Employee Stock Purchase Plan (7)
           10.28   Management Services Agreement between the Company and Body Drama, Inc. dated October 9, 1991 (6)
           10.29   Documents concerning offer to purchase Registrant's shares pursuant to a Tender Offer dated July 20, 1995 (10)
           10.30   Asset Purchase Agreement and related agreements between the Company and Design and
                   Source Holding Company, Ltd  effective July 1, 1995
           10.31   Employment Agreement dated May 9, 1995 between the Company and Arjun C. Waney
           10.32   Employment Agreement dated May 9, 1995 between the Company and Steven P. Wyandt
           10.33   Employment Agreement dated May 9, 1995 between the Company and Thomas P. Baumann

     11    Computation of earnings per share
           See Note 2 of Notes to Consolidated Financial
           Statements
     21    Subsidiaries of the Registrant (7)

     23    Consent of Independent Certified Public Accountants

      24    Power of Attorney regarding authority to sign documents to be filed with the Commission (7)

      27    Financial Data Schedule

(b)  Exhibits and Reports on Form 8-K.

On July 17, 1995, August 18, 1995 and September 12, 1995, the Company filed Forms 8-K in connection with the tender offer for its shares dated July 20, 1995 and the sale of its certain assets used in its junior, girls and maternity product lines.

__________________________

Footnotes:

(1) Incorporated by reference from Registrant's Registration Statement on Form S-1, effective May 22, 1986 (Registration No. 33-4960).

(2) Incorporated by reference from Registrant's Form 10-K filed on November 23, 1988 for the fiscal year ended August 31, 1988.

(3) Incorporated by reference from Registrant's Form 10-K filed on November 21, 1989 for the fiscal year ended August 31,1989.

(4) Incorporated by reference from Registrant's Definitive Proxy Statement dated December 12, 1989 and filed on December 14, 1989.

(5) Incorporated by reference from Registrant's Form 10-K filed on November 21, 1990 for the fiscal year ended August 31,1990.

(6) Incorporated by reference from Form S-1 filed on August 26, 1991 by Body Drama, Inc., Commission file number 33-42417, Exhibit 10.2.

(7) Incorporated by reference from Registrant's Form 10-K filed on November 21, 1991 for the fiscal year ended August 31, 1991.

(8) Incorporated by reference from Registrant's Form 10-K filed on November 23, 1992 for the fiscal year ended August 31, 1992.

(9) Incorporated by reference from Registrant's Form 10-Q filed on January 4, 1995 for the quarter ended November 30, 1994.

(10) Incorporated by reference from Schedule 13E-4 filed on July 20, 1995.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 31, 1995

                                                BEEBA'S CREATIONS, INC.




                                       By:          Steven P. Wyandt
                                           ------------------------------------
                                               Steven P. Wyandt, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  Steven P. Wyandt       President and         October 31, 1995
-----------------------  Chief Executive
  Steven P. Wyandt       Officer (Principal
                         Executive Officer)
                         and Director


  Thomas P. Baumann      Chief Financial       October 31, 1995
-----------------------  Officer and Principal
  Thomas P. Baumann      Financial Officer



  Arjun C. Waney         Director              October 31, 1995
-----------------------
  Arjun C. Waney



  Eugene B. Price II     Director              October 31, 1995
-----------------------
  Eugene B. Price II



  Luther A. Henderson    Director              October 31, 1995
-----------------------
  Luther A. Henderson



  William L. Hoese       Director              October 31, 1995
-----------------------
  William L. Hoese

Board of Directors and Shareholders
Beeba's Creations, Inc.
San Diego, California

We have audited the consolidated financial statements of Beeba's Creations, Inc. and its subsidiaries as of August 31, 1995 and 1994, and for each of the three years in the period ended August 31, 1995 and have issued our report thereon dated October 24, 1995; such consolidated financial statements and report are included in your 1995 Annual Report to Stockholders and are incorporated by reference. Our audits also included the financial statement schedule of Beeba's Creations, Inc. listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

San Diego, California
October 24, 1995

                                                                   Schedule VIII


                            BEEBA'S CREATIONS, INC.


                Valuation and Qualifying Accounts and Reserves

                                                       Additions
                                                ----------------------
                                     Balance at Charged to   Charged                Balance
                                     Beginning  Costs and    To Other               At End
                                      Of Year    Expenses    Accounts  Deductions   Of Year
                                    ----------- ----------- ---------- ---------- -----------
Year ended August 31, 1993
    Allowance for doubtful accounts    $973,000  $2,854,804            $3,479,804    $348,000
    Inventory markdown allowance     $1,473,296  $1,752,197            $2,239,439    $986,054

Year ended August 31, 1994
    Allowance for doubtful accounts    $348,000  $3,195,102            $2,965,102    $578,000
    Inventory markdown allowance       $986,054  $4,409,755            $3,816,809  $1,579,000

Year ended August 31, 1995
    Allowance for doubtful accounts    $578,000  $2,315,267            $2,560,267    $333,000
    Inventory markdown allowance     $1,579,000  $2,975,245            $4,127,245    $427,000

                                 EXHIBIT INDEX


Exhibit
Number    Exhibit
-------   -------
 *2.1     Agreement and Plan of Reorganization dated November 9, 1994 by and among Body Drama, Inc., Beeba's Acquisition, Inc. and the Company
 *3.1     Articles of Incorporation of the Company, as amended
 *3.2     Bylaws of the Company, as amended
  4       See 3.1 and 3.2, above
  10      Material Contracts:
 *10.3.2  Incentive Stock Option Plan as amended October 3, 1989
 *10.3.3  Executive Option Plan adopted October 3, 1989
 *10.5.4  Lease Agreement between the Company and Rancho Bernardo Corporate
          Center, dated June 14, 1985
 *10.5.10 Lease Agreement between the Company and Spanjian Properties dated
          August 9, 1989
 *10.5.12 Lease Agreement between the Company and Broadway and 41st Associates
          Limited Partnership dated August 17, 1989
 *10.5.14 Lease Agreement between the Company and 1431 Associates dated
          October 13, 1989
 *10.6    Form of Indemnification Agreement for Officers and Directors
 *10.12   Employee Stock Purchase Plan
 *10.28   Management Services Agreement between the Company and Body Drama, Inc.
          dated October 9, 1991
 *10.29   Documents concerning offer to purchase Registrant's shares pursuant to a Tender Offer dated July 20, 1995
  10.30   Asset Purchase Agreement and related agreements between the Company and Design and Source Holding Company, Ltd. effective July 1, 1995
  10.31   Employment Agreement dated May 9, 1995 between the Company and
          Arjun C. Waney
  10.32   Employment Agreement dated May 9, 1995 between the Company and
          Steven P. Wyandt
  10.33   Employment Agreement dated May 9, 1995 between the Company and
          Thomas P. Baumann
  11      Computation of earnings per share.  See Note 2 of Notes
          to Consolidated Financial Statements
 *21      Subsidiaries of the Registrant
  23      Consent of Independent Certified Public Accountants
 *24      Power of Attorney regarding authority to sign documents
          to be filed with the Commission
  27      Financial Data Schedule


* Incorporated by reference; see page 40.