Form 10-Q
period 1995-11-30
NITCHES INC
filed 1996-01-04
CIK 772263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE -- ACT OF 1934

For the quarterly period ended: November 30, 1995

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------


                         Commission File Number 0-13851

             NITCHES, INC. (FORMERLY NAMED BEEBA'S CREATIONS, INC.) (Exact name of registrant as specified in its charter)


            California                         95-2848021
     (State of Incorporation)     (I.R.S. Employer Identification No.)

               10280 Camino Santa Fe, San Diego, California 92121
                    (Address of principal executive offices)

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

As of January 4, 1996, 1,210,296 shares of the Registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                         NITCHES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                         November 30,  August 31,
                                             1995         1995
                                         ------------  -----------
                                         (Unaudited)
                               ASSETS
Current assets:
  Cash and cash equivalents              $ 1,817,140   $10,485,189
  Receivables:
    Trade accounts, less allowance
      for doubtful accounts ($251,000
      at November 30, 1995 and
      $333,000 at August 31, 1995)         6,335,656    10,240,864
    Income taxes receivable                  109,560       458,789
    Due from affiliates and employees         15,613        19,006
                                         -----------   -----------
                                           6,460,829    10,718,659

  Inventories                              8,505,953     6,679,522
  Deferred income taxes                    1,805,152     1,479,673
  Other current assets                       409,097       608,126
                                         -----------   -----------
  Total current assets                    18,998,171    29,971,169

Furniture, fixtures and equipment            394,120       407,217
Other assets                                 573,789       587,193
                                         -----------   -----------
                                         $19,966,080   $30,965,579
                                         ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and
    accrued expenses                      $7,254,612    $8,433,214
                                         -----------   -----------
  Total current liabilities                7,254,612     8,433,214

Deferred income taxes                      1,095,858     1,095,858

Shareholders' equity:
  Preferred stock, no par value,
    25,000,000 shares authorized
  Common stock, no par value,
    50,000,000 shares authorized;
    issued and outstanding (1,210,296
    at November 30, 1995 and
    2,398,224 at August 31, 1995)          2,917,355    12,586,793
  Retained earnings                        8,698,255     8,849,714
                                         -----------   -----------
  Total shareholders' equity              11,615,610    21,436,507
                                         -----------   -----------
                                         $19,966,080   $30,965,579
                                         ===========   ===========

                         NITCHES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)


                                    Three months ended November 30,
                                    -------------------------------
                                         1995             1994
                                    -------------     -------------
Net sales                            $13,333,684      $19,811,820
Cost of goods sold                    10,229,868       15,226,417
                                     ------------     ------------
Gross profit                           3,103,816        4,585,403

Expenses:
  Selling, general and
    administrative                     3,430,127        4,849,064
                                     ------------     ------------
Income (loss) from operations           (326,311)        (263,661)
Interest income                           96,827           42,252
Interest expense                                           (2,221)
                                     ------------     ------------
Income (loss) before income taxes       (229,484)        (223,630)
Provision (benefit) for income taxes     (78,025)         (93,391)
                                     ------------     ------------
Net income (loss) before
  minority interest                     (151,459)        (130,239)
Minority interest                                         (55,100)
                                     ------------     ------------
Net income (loss)                      ($151,459)        ($75,139)
                                     ============     ============
Net income (loss) per common share         ($.13)           ($.03)
                                     ============     ============
Weighted average number of
  shares outstanding                   1,210,296        2,494,897
                                     ============     ============

                         NITCHES, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                        Three months ended November 30,
                                        -------------------------------
                                            1995               1994
                                        ------------       ------------
Net cash provided by
  operating activities                   $1,055,322         $2,953,495
                                        ------------       ------------

Cash flows from investing activities:
  Capital expenditures                      (53,933)          (186,649)
                                        ------------       ------------
  Net cash (used) by
    investing activities                    (53,933)          (186,649)
                                        ------------       ------------

Cash flows from financing activities:
  Net repayments under line of credit
    and short-term loan agreements                          (3,000,000)
  Proceeds from exercise
    of stock options                          5,152
  Purchases and retirement of
    subsidiary shares by subsidiary         (10,369)        (4,579,520)
  Purchases of subsidiary
    shares by parent                                          (375,271)
  Purchases and retirement of
    parent common stock                  (9,664,221)          (152,601)
                                        ------------       ------------
  Net cash (used) by
    financing activities                 (9,669,438)        (8,107,392)
                                        ------------       ------------
Net (decrease) in cash and
  cash equivalents                       (8,668,049)        (5,340,546)
Cash and cash equivalents
  at beginning of period                 10,485,189          6,565,813
                                        ------------       -----------
Cash and cash equivalents
  at end of period                       $1,817,140         $1,225,267
                                        ============       ============
Supplemental disclosures of cash
  flow information:
    Cash paid during the period:
      Interest                                                 $17,750
      Income taxes                           $5,500            $18,846

                         NITCHES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


1. Effective December 22, 1995, the Company amended its Articles of Incorporation to change the Company's name from Beeba's Creations, Inc. to Nitches, Inc. Effective December 22, 1995, the Company's stock trading symbol on NASDAQ was changed to "NICH".

2.       Condensed Financial Statements:

         The consolidated balance sheet as of November 30, 1995, and the consolidated statements of operations and the condensed consolidated cash flow statements for the three months ended November 30, 1995 and 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at November 30, 1995 and for all periods presented have been made. The results of operations for the periods ended November 30, 1995 and 1994 are not necessarily indicative of the operating results for the full years.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 1995 audited financial statements.

3.       Earnings Per Share:

         At November 30, 1995 and 1994, outstanding options were either antidilutive or diluted earnings per share by less than 3%, and, accordingly, were not included in the weighted average number of shares outstanding for the period.

4.       Inventories:

                               November 30,     August 31,
                                   1995            1995
                               ------------    ------------
     Fabric and trims            $1,991,172      $1,316,292
     Finished goods               6,514,781       5,363,230
                                -----------     -----------
                                 $8,505,953      $6,679,522
                                ===========     ===========

                         NITCHES, INC. AND SUBSIDIARIES

5.       Notes Payable and Contingent Liabilities:

         At November 30, 1995, the Company had agreements with a financial institution pursuant to which the Company generally sells and assigns substantially all of its trade accounts receivable to the financial institution on a pre-approved non-recourse basis. The Company may request advances in anticipation of customer collections at the lender's prime rate plus one percent or LIBOR plus two percent, borrow on an acceptance basis at rates which vary in accordance with the prevailing market rate for such acceptances and open letters of credit through the lender, all of which are collateralized by all of the Company's assets. Contingent liabilities for irrevocable letters of credit outstanding are as follows:

                                        November 30,   August 31,
                                            1995          1995
                                        ------------  ------------
     Contingent liabilities for
       irrevocable letters of credit      $8,752,006   $10,746,558

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

                         NITCHES, INC. AND SUBSIDIARIES

7.       Restructuring Reserve:

         In the fourth quarter of fiscal 1995, the Company recorded a restructuring charge of $1.8 million, of which approximately $1.5 million was accrued in trade accounts and other payables at August 31, 1995. Amounts charged against this liability in the first quarter of fiscal 1996 include employee severance payments ($185,000), lease and related facility payments ($50,000) and other miscellaneous items ($3,000). The balance of this restructuring reserve was approximately $1.3 million at November 30, 1995. The restructuring is expected to be completed by early calendar 1996. Payment of the remaining lease liability and related payments for the Company's former office and warehouse facility will extend through August 1996.

8.       Tender Offer:

         On September 1, 1995, the Company purchased and retired 1,200,000 shares of its common stock at $8 per share in connection with a tender offer by the Company. The aggregate cost of the shares, including legal and other costs associated with the tender offer, was approximately $9.7 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

         Net sales for the three months ended November 30, 1995 decreased
$6.5 million (32.7%) as compared to the three months ended November 30, 1994. This decrease is primarily attributable to the Company's sale of various assets and licensing of certain tradenames associated with its junior, girls and maternity product lines in August 1995. On October 31, 1995 the Company ceased purchasing garments which had previously been sold under the tradenames licensed to the buyer. The Company's sales of these products amounted to $2.9 million in the quarter ended November 30, 1995 and $6.1 million in the quarter ended November 30, 1994. In addition, sales decreased in the current quarter due to a 30% decrease in the number of garments sold offset by a 9% increase in the average selling price per garment.

         As a result of the Company's efforts to reduce sales of unprofitable product lines and the sale of its junior, girls and maternity product lines discussed above, net sales in each of the remaining quarters of fiscal 1996 are likely to be significantly lower than the quarterly net sales reported in fiscal 1995. The junior, girls and maternity product lines generated $4.7, million, $4.9 million and $5.2 million of net sales in the second, third and fourth quarters of fiscal 1995, respectively.

         The gross margin of 23.3% for the first quarter of fiscal 1996 was approximately the same as the 23.1% gross margin reported for the first quarter of last year. The Company's product mix is constantly changing to reflect the changing seasons and fashion trends. Consequently, gross margins are likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same quarter of prior fiscal years.

         Selling, general and administrative expenses decreased in dollar amount from $4.8 million for the first quarter of last year to $3.4 million for the current quarter, but increased slightly as a percent of sales (24.5% for the first quarter of last year and 25.7% for the current quarter). The decrease in dollar amount reflects the Company's recent restructuring. The increase as a percent of sales was due to the decrease in sales volume in the current quarter.

         In the first quarter of fiscal 1995, the Company's Body Drama subsidiary completed a tender offer and retired 92% of its publicly owned shares. The Company subsequently purchased the remaining outstanding shares of Body Drama and thereafter owned 100% of Body Drama. Consequently, there is no minority interest in the first quarter of fiscal 1996.

Liquidity and Capital Resources

         The Company generated approximately $1.1 million of cash from operations in the first quarter of fiscal 1996, primarily from the normal seasonal reduction of inventory and the collection of accounts receivable. On September 1, 1995, the Company purchased and retired 1,200,000 shares of its common stock at $8 per share in connection with a tender offer by the Company. The aggregate cost of the shares, including legal and other costs associated with the tender offer, was approximately $9.7 million, which was funded entirely from the Company's existing cash balance. Primarily as a result of this transaction, the Company's cash balance decreased from $10.5 million at August 31, 1995 to $1.8 million at November 30, 1995.

         At November 30, 1995, the Company had agreements with a financial institution pursuant to which the Company sells substantially all of its trade accounts receivable to the financial institution on a pre-approved non-recourse basis. Occasionally, the Company ships merchandise to customers and does not sell the resulting receivables to the financial institution. Such shipments are generally made on a COD basis or are backed by a commercial or standby letter of credit issued by the customer's bank. The amount of the Company's receivables which were not sold to the financial institution and were not made on a COD basis or supported by commercial or standby letters of credit at November 30, 1995 was approximately $195,000.

         Payment for receivables which are sold to the financial institution is made at the time customers make payment to the financial institution or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date. The Company may request advances in anticipation of customer collections at the lender's prime rate plus one percent or LIBOR plus two percent, borrow on an acceptance basis at rates which vary in accordance with the prevailing market rate for such acceptances and open letters of credit through the lender. The amount of such borrowings, including a portion of outstanding letters of credit, are limited to certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company and are collateralized by all of the assets of the Company. At November 30, 1995, the Company had outstanding letters of credit of $8,752,006 which had been opened through the financial institution. There were no cash borrowings outstanding from the financial institution as of November 30, 1995. Under these agreements, the Company is required to maintain certain levels of net worth and working capital.

         In fiscal 1995, the Company's Body Drama subsidiary acquired
1,446,921 shares of its stock at $2.93 per share. The total cost of these shares is expected to be approximately $4.9 million, which includes expenses specifically associated with the tender offer, including the estimated costs of defense for a related class action suit filed against Body Drama, the Company and several of its officers and directors. Approximately $10,000 of this amount was paid in the first quarter of fiscal 1996. On November 30, 1994, the Company acquired the remaining 128,079 outstanding shares of Body Drama at $2.93 per share. The aggregate cost of the shares, which includes legal and other costs incurred in connection with the purchase, was $385,000.

         The Company is not aware of any trends or other matters which will, or are reasonably likely to, result in its liquidity materially increasing or decreasing.

Inventory

         The experience of the Company demonstrates that, in its ordinary course of operations, a portion of the Company's sales may be made below its normal selling prices or below cost subsequent to November 30, 1995. However, the amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

         The Company's inventory decreased from $9.4 million at November 30, 1994 to $8.5 million at November 30, 1995. The Company has established an inventory markdown reserve as of November 30, 1995, which management believes, based on consideration of the amount of unsold inventory on hand, the length of the remaining selling season for such inventory, general economic and retail conditions, the desirability of garments held in inventory, competitive pressures from other suppliers of similar garments and other factors, will be sufficient for current inventory that is expected to be sold below cost in the future. There can be no assurance that the Company will realize its expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of November 30, 1995 for which customer sales orders have not yet been received.

Backlog

         At November 30, 1995, the Company had unfilled customer orders of $22.1 million compared to $36.2 million of such orders at November 30, 1994, with such orders generally scheduled for delivery by May 1996 and 1995, respectively. These amounts include both confirmed orders and unconfirmed orders which the Company believes, based on industry practice and past experience, will be confirmed. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of the production and shipment of garments, which in some instances may be delayed or accelerated by customer request. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at November 30, 1995.

Future Customer Credit Risk

         As of January 3, 1996, the Company had inventory on hand or in process having an estimated sales value of approximately $2.7 million which is expected to be shipped within the next three months to one of the Company's largest customers. The Company also currently has a receivable due from this customer of approximately $555,000 which has not been purchased by the Company's financial institution. This customer is currently experiencing financial difficulties and, except as noted below, it is unlikely that the Company's financial institution will purchase the resulting receivables from this customer when the inventory on hand and in process is shipped to the customer.

         The Company's Board of Directors has authorized management to ship merchandise to this customer at the Company's credit risk without approval from the Company's financial institution. The Company's financial institution has indicated that, if the customer files for protection under Chapter 11, any receivable outstanding at that time may have a value of fifty to sixty percent of its face value, though realization of this amount cannot be assured. Subsequent to such a filing, the Company expects that the customer would honor its existing purchase orders with the Company and that the Company's financial institution would purchase the resulting receivables at full face value.

Related Party Transactions

         In October 1995, the Company began renting warehouse and office facilities from Kuma Sport, Inc., which is 40% owned by Mr. Arjun C. Waney, the Chairman of Nitches. Mr. Waney has also guaranteed payments on an SBA loan which encumbers the Kuma Sport building. The Company pays, on a month-to-month basis, rent of $15,000, which it believes is consistent with the fair market value of the facility. Nitches is also purchasing labor and administrative items from Kuma Sport on a monthly, as needed, basis at rates which it believes are consistent with fair market rates.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 5.  Investment Banking Firm Engagement Status

         In March 1995, the Company engaged the investment banking firm of Wedbush Morgan Securities ("Wedbush") to act as its financial advisor in connection with the identification of potential acquisition or merger candidates and the possible sale of all or a part of the assets or stock of the Company. In August 1995, the Company sold its junior, girls and maternity product lines. Wedbush has now completed its engagement. The Company is currently not pursuing either acquisition or merger activity and is no longer investigating the possible sale of all or any portion of its assets or the stock of the Company. However, the Company may, from time to time, receive inquiries from outside parties regarding possible mergers, acquisitions or sales of some or all of the Company's assets or stock. The Company will review such proposals if and when received.

Name change and stock trading symbol change

         Effective December 22, 1995, the Company amended its Articles of Incorporation to change the Company's name from Beeba's Creations, Inc. to Nitches, Inc. Effective December 22, 1995, the Company's stock trading symbol on NASDAQ was changed to "NICH".

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         The following exhibits are filed herewith.  Exhibit numbers refer to
Item 601 of Regulation S-K:

         3.1 Articles of Incorporation of the Company, as amended

         27.      Financial Data Schedule

(b) On September 12, 1995, the Company filed a Form 8-K in connection with the tender offer for its shares dated July 20, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  NITCHES, INC.
                                         -----------------------------------
                                                   Registrant



January 4, 1996                      By:         Steven P. Wyandt
                                         -----------------------------------
                                                 Steven P. Wyandt
                                          As Principal Financial Officer and
                                             on behalf of the Registrant