Form 10-Q
period 1996-02-29
NITCHES INC
filed 1996-04-12
CIK 772263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------


                                    FORM 10-Q

(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- --- ACT OF 1934

For the quarterly period ended: February 29, 1996

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- --- ACT OF 1934


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

Registrant's telephone number, including area code: (619) 625-2633


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

As of April 11, 1996, 1,210,296 shares of the Registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                         NITCHES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                               February 29,         August 31,
                                                   1996               1995
                                               (Unaudited)
                                               ------------        -----------
                              ASSETS
Current assets:
  Cash and cash equivalents                    $     4,578         $10,485,189
  Receivables:
    Trade accounts, less allowance
      for doubtful accounts ($441,000
      at February 29, 1996 and
      $333,000 at August 31, 1995)               8,883,874          10,240,864
    Income taxes receivable                                            458,789
    Due from affiliates and employees               17,891              19,006
                                               -----------         -----------
                                                 8,901,765          10,718,659

  Inventories                                    8,082,034           6,679,522
  Deferred income taxes                          1,805,152           1,479,673
  Other current assets                             343,480             608,126
                                               -----------         -----------
  Total current assets                          19,137,009          29,971,169

Furniture, fixtures and equipment                  373,742             407,217
Other assets                                       510,468             587,193
                                               -----------         -----------
                                               $20,021,219         $30,965,579
                                               ===========         ===========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                                    656,749
  Accounts payable and
    accrued expenses                           $ 5,675,031          $8,433,214
  Income taxes payable                              65,477
                                               -----------         -----------
  Total current liabilities                      6,397,257           8,433,214

Deferred income taxes                            1,095,858           1,095,858

Shareholders' equity:
  Preferred stock, no par value,
    25,000,000 shares authorized
  Common stock, no par value,
    50,000,000 shares authorized;
    issued and outstanding (1,210,296
    at February 29, 1996 and
    2,398,224 at August 31, 1995)                2,660,039          12,586,793
  Retained earnings                              9,868,065           8,849,714
                                               -----------         -----------
  Total shareholders' equity                    12,528,104          21,436,507
                                               -----------         -----------
                                               $20,021,219         $30,965,579
                                               ===========         ===========

                         NITCHES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                Second quarter ended               Six months ended
                            ----------------------------      ----------------------------
                            February 29,    February 28,      February 29,    February 28,
                                1996            1995              1996            1995
                            ------------    ------------      ------------    ------------
Net sales                   $16,032,039     $21,227,142       $29,365,723     $41,038,962

Cost of goods sold           11,203,344      15,547,802        21,433,212      30,774,219
                            -----------     -----------       -----------     -----------

Gross profit                  4,828,695       5,679,340         7,932,511      10,264,743

Expenses:
  Selling, general
   and administrative         3,396,507       4,966,878         6,826,634       9,815,942
                            -----------     -----------       -----------     -----------

Income (loss) from
  operations                  1,432,188         712,462         1,105,877         448,801

Interest income                  48,764          62,490           145,590         104,742
Interest expense                 (9,575)                           (9,575)         (2,221)
                            -----------     -----------       -----------     -----------

Income (loss) before
  income taxes                1,471,377         774,952         1,241,892         551,322
Provision (benefit)
  for income taxes              301,566         307,185           223,541         213,794
                            -----------     -----------       -----------     -----------

Net income (loss)
  before minority
  interest                    1,169,811         467,767         1,018,351         337,528
Minority interest in
  loss of subsidiary                                                              (55,100)
                            -----------     -----------       -----------     -----------

Net income (loss)           $ 1,169,811     $   467,767       $ 1,018,351         392,628
                            ===========     ===========       ===========     ===========

Net income (loss)
  per common share                 $.97            $.19              $.84            $.16
                            ===========     ===========       ===========     ===========

Weighted average
  number of shares
  outstanding                 1,210,296       2,445,224         1,210,296       2,470,197
                            ===========     ===========       ===========     ===========

                         NITCHES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                         Six months ended February 29 and 28
                                         -----------------------------------
                                              1996                  1995
                                          ------------           ----------
Net cash provided (used) by
  operating activities                    $(1,155,450)           $3,820,064
                                          ------------           ----------

Cash flows from investing activities:
  Capital expenditures                       ( 55,156)             (223,689)
                                          ------------           ----------

  Net cash (used) by
    investing activities                     ( 55,156)             (223,689)
                                          ------------           ----------

Cash flows from financing activities:
  Net borrowings (repayments) under
    line of credit and short-term
    loan agreements                           656,749            (3,000,000)
  Proceeds from exercise of
    stock options                               5,152
  Purchases and retirement of
    subsidiary shares by subsidiary           (17,684)           (4,628,855)
  Purchases of subsidiary
    shares by parent                         (250,000)             (385,099)
  Purchases and retirement of
    parent common stock                    (9,664,222)             (292,180)
                                          ------------           ----------

  Net cash used by financing
    activities                             (9,270,005)           (8,306,134)
                                          ------------           ----------

Net (decrease) in cash and
  cash equivalents                        (10,480,611)           (4,709,759)

Cash and cash equivalents
  at beginning of period                   10,485,189             6,565,813
                                          -----------            ----------
Cash and cash equivalents
  at end of period                        $     4,578            $1,856,054
                                          ===========            ==========


Supplemental disclosures of cash flow information:
  Cash paid during the period:
    Interest                              $     9,300            $   17,750
    Income taxes                          $     8,988            $   23,401

                         NITCHES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


1. Effective December 21, 1995, the Company amended its Articles of Incorporation to change the Company's name from Beeba's Creations, Inc. to Nitches, Inc. Effective December 22, 1995, the Company's stock symbol on NASDAQ was changed to "NICH".

2. Condensed Consolidated Financial Statements:

     The consolidated balance sheet as of February 29, 1996, and the consolidated statements of operations for the three and six months ended February 29, 1996 and February 28, 1995 and the condensed consolidated cash flow statements for the six months ended February 29, 1996 and February 28, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at February 29, 1996 and for all periods presented have been made. The results of operations for the periods ended February 29, 1996 and February 28, 1995 are not necessarily indicative of the operating results for the full years.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 1995 audited financial statements.

     3. Earnings Per Share:

     At February 29, 1996 and February 28, 1995, outstanding options were either antidilutive or diluted earnings per share by less than 3%, and, accordingly, were not included in the weighted average number of shares outstanding for these periods.

4. Inventories:

                               February 29,     August 31,
                                   1996            1995
                               ------------     -----------
     Fabric and trims            $1,704,136      $1,316,292
     Finished goods               6,377,898       5,363,230
                                 ----------      ----------
                                 $8,082,034      $6,679,522
                                 ==========      ==========

                         NITCHES, INC. AND SUBSIDIARIES

5. Notes Payable:

     At February 29, 1996, the Company had agreements with a financial institution pursuant to which the Company sells substantially all of its trade accounts receivable to the financial institution on a pre-approved non-recourse basis. The Company can request advances in anticipation of customer collections at the lender's prime rate plus one percent or LIBOR plus two percent, borrow on an acceptance basis at rates which vary in accordance with the prevailing market rate for such acceptances and open letters of credit through the lender, all of which are collateralized by all of the Company's assets. Notes payable and contingent liabilities for irrevocable letters of credit outstanding are as follows:

                                     February 29,   August 31,
                                         1996          1995
                                     ------------   ----------
     Notes payable                    $   656,749

     Contingent liabilities for
       irrevocable letters of credit  $ 6,225,306   $10,746,558

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

     Although management believes that the remaining allegations of the complaint are without merit, a settlement has been reached for an amount less than the projected reasonable cost of defense. A stipulation for the settlement has been filed with the court. The plaintiff class is being notified, after which a hearing will be set for final approval of the settlement terms.

7. Restructuring Reserve:

     In the fourth quarter of fiscal 1995, the Company recorded a restructuring charge of $1.8 million, of which approximately $1.5 million was accrued in trade accounts and other payables at August 31, 1995. Amounts charged against this liability during the six months ended February 29, 1996 include employee severance payments ($685,000), lease and related facility payments ($158,000) and other miscellaneous items ($12,000). Payment of the remaining lease liability and related payments for the Company's former office and warehouse facility will extend through August 1996. The balance of this restructuring reserve was approximately $690,000 at February 29, 1996.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

SIX MONTHS ENDED FEBRUARY 29, 1996 COMPARED TO THE SIX MONTHS ENDED FEBRUARY 28, 1995.

     Net sales for the six months ended February 29, 1996 decreased approximately $11.7 million (28.4%) as compared to the six months ended February 28, 1995. In August 1995, the Company sold various assets and licensed certain tradenames associated with its junior, girls and maternity product lines. On October 31, 1995 the Company ceased purchasing garments which had previously been sold under the tradenames licensed to the buyer. The Company's sales of these products amounted to $3.0 million in the six months ended February 29, 1996 and $10.8 million in the quarter ended February 28, 1995. Overall, sales decreased in the current quarter due to a 42.2% decrease in the number of garments offset by a 22.1% increase in the average selling price per garment.

     Gross margins increased from 25% for the six months ended February 28, 1995 to 27% for the current six month period as a result of the sale of the lower gross margin business described above.

     The Company's product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margins are likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

     Selling, general and administrative expenses decreased in dollar amount from $9.8 million for the first six months of last year to $6.8 million for the first six months of fiscal 1996, and decreased as a percent of net sales from 23.9% last year to 23.2% for the current period. The decrease in dollar amount reflects the Company's recent restructuring.

     Interest expense increased in the current period compared to the first six months of last year due to the Company's increased usage of its short term line of credit. Interest income increased in the current period due to increases in the average daily cash balances.

     In the first quarter of fiscal 1995, the Company's Body Drama subsidiary completed a tender offer and retired 92% of its publicly owned shares. The Company subsequently purchased the remaining outstanding shares of Body Drama and thereafter owned 100% of Body Drama. Consequently, there is no minority interest through the second quarter of fiscal 1996.

THREE MONTHS ENDED FEBRUARY 29, 1996 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 1995.

     Net sales for the second quarter of fiscal 1996 decreased approximately $5.2 million (24.5%) compared to the net sales for the same quarter last year. In August 1995, the Company sold various assets and licensed certain tradenames associated with its junior, girls and maternity product lines. On October 31, 1995 the Company ceased purchasing garments which had previously been sold under the tradenames licensed to the buyer. The Company's sales of these products amounted to $65,000 in the quarter ended February 29, 1996 and $4.8 million in the quarter ended February 28, 1995. Overall, sales decreased in the current quarter due to a 39.8% decrease in the number of garments offset by a 28.2% increase in the average selling price per garment.

     Gross margins increased from 26.8% for the three months ended February 28, 1995 to 30.1% for the current quarter as a result of the sale of the lower gross margin business described above.

     Selling, general and administrative expenses decreased in dollar amount from $5.0 million for the second quarter of last year to $3.4 million for the second quarter of fiscal 1996, and decreased as a percent of net sales from 23.3% last year to 21.2% for the current quarter. The decrease in dollar amount reflects the Company's recent restructuring.

     The Company utilized its short-term line of credit during the second quarter of fiscal 1996 and therefore incurred interest expense in the current quarter. Interest income decreased in the current quarter due to the decrease in the average daily cash balances.

Liquidity and Capital Resources

     Except as described under "Other Information - Future Customer Credit Risk", at February 29, 1996, the Company had agreements with a financial institution pursuant to which the Company generally sells and assigns substantially all of its trade accounts receivable to the financial institution on a pre-approved non-recourse basis. Occasionally, the Company ships merchandise to customers and does not sell the resulting receivables to the financial institution. Such shipments are generally made on a COD basis or are backed by a commercial or standby letter of credit issued by the customer's bank. The amount of the Company's receivables which were not sold to the financial institution and were not made on a COD basis or supported by commercial or standby letters of credit at February 29, 1996 was approximately $1,025,000 of which $407,000 has been collected through April 11, 1996.

     Payment for receivables which are sold to the financial institution is made at the time customers make payment to the financial institution or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date. The Company may request advances in anticipation of customer collections at the lender's prime rate plus one percent or LIBOR plus two percent, borrow on an acceptance basis at rates which vary in accordance with the prevailing market rate for such acceptances and open letters of credit through the lender. The amount of such borrowings, including a portion of outstanding letters of credit, are limited to certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company and are collateralized by all of the assets of the Company. At February 29, 1996, the Company had outstanding letters of credit of $6,225,306 which had been opened through the financial institution. Under these agreements, the Company is required to maintain certain levels of net worth and working capital.

     On September 1, 1995, the Company purchased and retired 1,200,000 shares of its common stock at $8 per share in connection with a tender offer by the Company. The aggregate cost of the shares, including legal and other costs associated with the tender offer, was approximately $9.7 million, which was funded entirely from the Company's existing cash balances.

     In fiscal 1995, the Company's Body Drama subsidiary acquired 1,446,921 shares of its stock at $2.93 per share. The total cost of these shares was $4.9 million, which includes expenses specifically associated with the tender offer, including the estimated costs of defense for a related class action suit filed against Body Drama, the Company and several of its officers and directors. Approximately $250,000 and $18,000, respectively, of estimated legal costs were paid by the Company and its subsidiary, respectively, during the six months ended February 29, 1996. On November 30, 1994, the Company acquired the remaining 128,079 outstanding shares of Body Drama at $2.93 per share. The aggregate cost of these shares incurred in connection with the purchase was $385,000.

     The Company is not aware of any trends or other matters which will, or are reasonably likely to, result in its liquidity materially increasing or decreasing.

Other Information

INVENTORY

     The experience of the Company demonstrates that, in its ordinary course of operations, a portion of the Company's sales may be made below its normal selling prices or below cost subsequent to February 29, 1996. However, the amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

     The Company's inventory decreased from $11.5 million at February 28, 1995 to $8.1 million at February 29, 1996. The Company has established an inventory markdown reserve as of February 29, 1996 which management believes will be sufficient for current inventory that is expected to be sold below cost in the future. There can be no assurance that the Company will realize its expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of February 29, 1996 for which customer sales orders have not yet been received.

BACKLOG

     At February 29, 1996, the Company had unfilled customer orders of $17.9 million compared to $30.9 million of such orders at February 28, 1995, with such orders generally scheduled for delivery by August 1996 and 1995, respectively. These amounts include both confirmed orders and unconfirmed orders which the Company believes, based on industry practice and past experience, will be confirmed. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of the production and shipment of garments, which in some instances may be delayed or accelerated by customer request. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at February 29, 1996.

Future Quarterly Net Sales

     As a result of the Company's efforts to reduce sales of unprofitable product lines and the sale of its junior, girls and maternity product lines discussed above, net sales in each of the remaining quarters of fiscal 1996 are likely to be significantly lower than the quarterly net sales reported in fiscal 1995. The junior, girls and maternity product lines generated $4.9 million and $5.2 million of net sales in the third and fourth quarters of fiscal 1995, respectively.

Future Customer Credit Risk

     As of April 11, 1996, the Company had inventory on hand or in process having an estimated sales value of approximately $1.5 million which is expected to be shipped within the next three months to one of the Company's largest customers. As of April 11, 1996, the Company also has a receivable due from this customer of approximately $546,000 which has not been purchased by the Company's financial institution. This customer is currently experiencing financial difficulties and, except as noted below, it is unlikely that the Company's financial institution will purchase the resulting receivables from this customer when the inventory on hand and in process is shipped to the customer.

     The Company's Board of Directors has authorized management to ship merchandise to this customer at the Company's credit risk without approval from the Company's financial institution. The Company's financial institution has indicated that, if the customer files for protection under Chapter 11, and receivable outstanding at that time may have a value of fifty to sixty percent of its face value, though realization of this amount cannot be assured. Subsequent to such a filing, the Company expects that the customer would honor its existing purchase orders with the Company and that the Company's financial institution would purchase the resulting receivables at full face value.

Related Party Transaction

     In October 1995, the Company began renting warehouse and office facilities from Kuma Sport, Inc., which is 40% owned by Mr. Arjun C. Waney, the Chairman of Nitches. Mr. Waney has also guaranteed payments on an SBA loan which encumbers the Kuma Sport building. The Company pays, on a month-to-month basis, rent of $15,000, which it believes is consistent with the fair market value of the facility. Nitches is also purchasing labor and administrative items from Kuma Sport on a monthly, as needed, basis at rates it believes are consistent with fair market rates.


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

     Although management believes that the remaining allegations of the complaint are without merit, a settlement has been reached for an amount less that the projected reasonable cost of defense. A stipulation for the settlement has been filed with the court. The plaintiff class is being notified, after which a hearing will be set for final approval of the settlement terms.

Item 4. Submission of Matters to a Vote of Security Holders.

     An annual meeting of shareholders of the Company was held on December 20, 1995. At the meeting, the shareholders approved the following:

(1) an amendment to the Company's Articles of Incorporation to change the Company's name to "Nitches, Inc." by votes of 1,061,509 for, 18,975 against and 12,643 abstain,

(2) an amendment to the Executive Option Plan to (i) allow Directors to participate in the Plan, (ii) to increase the number of options to purchase Common Stock which may be granted under the Plan by adding options to purchase 50,000 shares of Common Stock, and (iii) restrict the exercise price of options granted under the Plan to not less than the market price of the Company's Common Stock on the date of grant by votes of 865,537 for, 187,274 against and 40,316 abstain,

(3) the appointment of Deloitte & Touche LLP as the Company's independent certified public accountants for the fiscal year ended August 31, 1996 by votes of 1,074,150 for, 14,737 against and 4,240 abstain, and

(4) the election of directors as follows:

         Name                 Votes For     Withheld
         ----                 ---------     --------
  Arjun C. Waney              1,011,869      81,258
  Steven P. Wyandt            1,011,869      81,258
  Luther A. Henderson         1,011,669      81,458
  Eugene B. Price II          1,010,888      82,239
  William L. Hoese            1,011,669      81,458

Item 6. Exhibits and Reports in 8-K.

(a) Exhibits.

     The following exhibits are filed herewith. Exhibit numbers refer to Item 601 of Regulation S-K:

     3.1 Articles of Incorporation of the Company, as amended.

     27. Financial Data Schedule.

(b) There were no reports on Form 8-K filed during this period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             NITCHES, INC.
                                             -------------
                                              Registrant



April 11, 1996                     By:      Steven P. Wyandt
                                      -----------------------------
                                            Steven P. Wyandt

                                   As Principal Financial Officer and
                                      on behalf of the Registrant