Form 10-Q
period 1996-05-31
NITCHES INC
filed 1996-07-12
CIK 772263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------


                                    FORM 10-Q

(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---   EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 1996

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

Registrant's telephone number, including area code: (619) 625-2633 Registrant's facsimile number, including area code: (619) 625-0746 Registrant's Internet E-mail address: corp@nitches.com

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

As of July 12, 1996, 1,210,296 shares of the Registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                         NITCHES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                            May 31,     August 31,
                                             1996          1995
                                          -----------  -----------
                                          (Unaudited)
                              ASSETS

Current assets:
  Cash and cash equivalents               $  200,924   $10,485,189
  Receivables:
    Trade accounts, less allowances
      ($666,000 at May 31, 1996 and
      $333,000 at August 31, 1995)        10,502,053    10,240,864
    Income taxes receivable                    8,279       458,789
    Due from affiliates and employees         17,613        19,006
                                         ------------  -----------
                                          10,527,945    10,718,659

  Inventories                              4,484,477     6,679,522
  Deferred income taxes                    1,805,152     1,479,673
  Other current assets                       973,760       608,126
                                         ------------  -----------
  Total current assets                    17,992,258    29,971,169

Furniture, fixtures and equipment            357,229       407,217
Other assets                                 413,059       587,193
                                         ------------  -----------
                                         $18,762,546   $30,965,579
                                         ===========   ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                           $  270,391
  Accounts payable and
    accrued expenses                       4,351,683    $8,433,214
                                         ------------  -----------
  Total current liabilities                4,622,074     8,433,214

Deferred income taxes                      1,095,858     1,095,858

Shareholders' equity:
  Preferred stock, no par value,
    25,000,000 shares authorized
  Common stock, no par value,
    50,000,000 shares authorized;
    issued and outstanding (1,210,296
    at May 31, 1996 and 2,398,224
    at August 31, 1995)                    2,657,822    12,586,793
  Retained earnings                       10,386,792     8,849,714
                                         ------------  -----------
  Total shareholders' equity              13,044,614    21,436,507
                                         ------------  -----------
                                         $18,762,546   $30,965,579
                                         ============  ===========

                         NITCHES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                           Third quarter ended           Nine months ended
                       ---------------------------  --------------------------
                           May 31,       May 31,        May 31,     May 31,
                            1996          1995           1996        1995
                       ------------- -------------  ------------- ------------
Net sales               $14,991,100   $22,637,221    $44,356,823   $63,676,183

Cost of goods sold       11,055,170    17,445,270     32,488,382    48,219,489
                       ------------- -------------  ------------- ------------

Gross profit              3,935,930     5,191,951     11,868,441    15,456,694

Expenses:
  Selling, general
    and administrative    3,274,024     5,221,768     10,100,658    15,037,710
                       ------------- -------------  ------------- ------------

Income (loss) from
  operations                661,906       (29,817)     1,767,783       418,984

Interest income              13,463        52,078        159,053       156,820
Interest expense            (42,776)                     (52,351)       (2,221)
                       ------------- -------------  ------------- -------------

Income (loss) before
  income taxes              632,593        22,261      1,874,485       573,583
Provision (benefit)
  for income taxes          113,866       (29,217)       337,407       184,577
                       ------------- -------------  ------------- ------------

Net income (loss)
  before minority
  interest                  518,727        51,478      1,537,078       389,006
Minority interest                                                      (55,100)
                       ------------- -------------  ------------- -------------
Net income (loss)          $518,727       $51,478     $1,537,078      $444,106
                       ============= =============  ============= =============

Net income (loss)
  per share:
    Primary                    $.41          $.02          $1.27          $.18
                       ============= =============  ============= ============
    Fully diluted              $.40                        $1.20
                       =============                =============

Weighted average
  number of shares
  outstanding
    Primary               1,254,139     2,417,898      1,210,296     2,452,573
                       ============= =============  =============  ===========
    Fully diluted         1,286,243                    1,286,243
                       ============= =============  =============  ===========

                         NITCHES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                           Nine months ended May 31,
                                         ----------------------------
                                             1996             1995
                                         -----------      -----------
Net cash provided (used) by
  operating activities                    $ (568,401)      $8,300,694
                                         ------------     -----------
Cash flows from investing activities:
  Capital expenditures                      ( 57,284)        (235,888)
                                         ------------     ------------
  Net cash provided (used) by
    investing activities                    ( 57,284)        (235,888)
                                         ------------     ------------
Cash flows from financing activities:
  Net borrowings (repayments) under
    line of credit and short-term            270,391       (3,000,000)
    agreements
  Proceeds from exercise of
    stock options                              5,152
  Purchases and retirement of
    subsidiary shares by subsidiary          (19,901)      (4,631,536)
  Purchases of subsidiary
    shares by parent                        (250,000)        (385,099)
  Purchases and retirement of
    parent common stock                   (9,664,222)        (436,980)
                                         ------------     ------------
  Net cash provided (used) by
    financing activities                  (9,658,580)      (8,453,615)
                                         ------------     ------------
Net increase (decrease) in cash and
  cash equivalents                       (10,284,265)        (388,809)

Cash and cash equivalents
  at beginning of period                  10,485,189        6,565,813
                                         ------------     -----------
Cash and cash equivalents
  at end of period                        $  200,924       $6,177,004
                                         ============     ===========

Supplemental disclosures of cash flow information:

  Cash paid during the period:
    Interest                                $ 53,360          $17,750
    Income taxes                            $196,613          $23,401

                         NITCHES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1. Effective December 1, 1995, the Company amended its Articles of Incorporation to change the Company's name from Beeba's Creations, Inc. to Nitches, Inc. Effective December 22, 1995, the Company's stock symbol on NASDAQ was changed to "NICH".

2.  Condensed Consolidated Financial Statements:

     The consolidated balance sheet as of May 31, 1996, and the consolidated statements of operations for the three and nine months ended May 31, 1996 and 1995 and the condensed consolidated cash flow statements for the nine months ended May 31, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at May 31, 1996 and for all periods presented have been made. The results of operations for the periods ended May 31, 1996 and 1995 are not necessarily indicative of the operating results for the full years.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 1995 audited financial statements.

3.  Earnings Per Share:

     At May 31, 1996, 43,843 and 75,947 common stock equivalents for options were included in the weighted average number of shares outstanding for the three and nine month periods ended May 31, 1996, respectively. At May 31, 1995, outstanding options were either antidilutive or diluted earnings per share by less than 3%, and, accordingly, were not included in the weighted average number of shares outstanding for the period.

4.  Inventories:

                                  May 31,       August 31,
                                   1996            1995
                                 ----------     -----------
     Fabric and trims            $  964,903      $1,316,292
     Finished goods               3,519,574       5,363,230
                                -----------     -----------
                                 $4,484,477      $6,679,522
                                 ==========      ==========

                         NITCHES, INC. AND SUBSIDIARIES

5.  Notes Payable:

     At May 31, 1996, the Company had agreements with a financial institution pursuant to which the Company normally sells in excess of 80% of its trade accounts receivable to the financial institution on a pre-approved non-recourse basis. The Company can request advances in anticipation of customer collections at the lender's prime rate less one half percent and open letters of credit through the lender, all of which are collateralized by all of the Company's assets. Notes payable and contingent liabilities for irrevocable letters of credit outstanding are as follows:

                                        May 31,     August 31,
                                         1996          1995
                                       ----------   -----------
     Notes payable                     $  270,391

     Contingent liabilities for
       irrevocable letters of credit   $6,720,175   $10,746,558

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

         Although management believes that the remaining allegations of the complaint are without merit, a settlement has been reached for an amount less than the projected reasonable cost of defense. A stipulation for the settlement has been filed with the court. The plaintiff class will be notified, after which a hearing will be set for final approval of the settlement terms. As of July 12, 1996, the backlog in the court continues to delay the finalization of this issue.

7.  Restructuring Reserve:

         In the fourth quarter of fiscal 1995, the Company recorded a restructuring reserve of $1.8 million, of which approximately

$1.5 million was accrued in trade accounts payable and other payables at August 31, 1995 and $300,000 for fixed asset write-offs. Amounts charged against this liability during the nine months ended May 31, 1996 include employee severance payments ($730,000), lease and related facility payments ($276,000) and other items ($147,000). Payment of the remaining lease liability and related payments for the Company's former office and warehouse facility will extend through August 1996. The balance of this restructuring reserve was approximately $386,000 at May 31, 1996.

8.  Tender Offer:

         On September 1, 1995, the Company purchased and retired 1,200,000 shares of its common stock at $8 per share in connection with a tender offer by the Company. The aggregate cost of the shares, including legal and other costs associated with the tender offer, was approximately $9.7 million.

9.  Major Customers:

One customer accounted for 11% of the Company's net sales in the nine month period ended May 31, 1996. Two customers accounted for 11% and 10%, respectively, of the Company's net sales in the third quarter ended May 31, 1996. No customer accounted for 10% or more of net sales in the nine month period and quarter ended May 31, 1995.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Results of Operations

NINE MONTHS ENDED MAY 31, 1996 COMPARED TO THE NINE MONTHS ENDED MAY 31, 1995.

     Net sales for the nine months ended May 31, 1996 decreased approximately $19 million (30.3%) compared to the nine months ended May 31, 1995. In August 1995, the Company sold various assets and licensed certain trade names associated with its junior, girls and maternity product lines. On October 31, 1995 the Company ceased purchasing garments which had previously been sold under the trade names licensed to the buyer. The Company's sales of these products amounted to $3.0 million in the nine months ended May 31, 1996 and $15.7 million in the nine months ended May 31, 1995. Overall, sales decreased due to a 47.6% decrease in the number of garments sold offset by a 31.2% increase in the average selling price per garment.

     Gross margins increased from 24.3% for the nine months ended May 31, 1995 to 26.8% for the current nine month period as a result of the transition in product mix to higher gross margin products and the sale of the lower gross margin business described above.

     The Company's product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margins are likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

    Selling, general and administrative expenses decreased in dollar amount from $15.0 million for the first nine months of last year to $10.1 million for the first nine months of fiscal 1996, and decreased as a percent of net sales from 23.6% last year to 22.8% for the current period. The decrease in dollar amount is attributable in part to a reduction in sales volume and reflects the reduction in overhead as a result of Company's recent restructuring in the fourth quarter in 1995.

         Interest expense increased in the current period compared to the first nine months of last year due to the Company's increased usage of its short term line of credit. Interest income increased in the current period due to increases in the average daily cash balances.

         In the first quarter of fiscal 1995, the Company's Body Drama subsidiary completed a tender offer and retired 92% of its publicly owned shares. The Company subsequently purchased the remaining outstanding shares of Body Drama and thereafter owned 100% of Body Drama. Consequently, there is no minority interest through the third quarter of fiscal 1996.

THREE MONTHS ENDED MAY 31, 1996 COMPARED TO THE THREE MONTHS ENDED MAY 31, 1995.

     Net sales for the third quarter of fiscal 1996 decreased approximately $7.6 million (33.8%) compared to the net sales for the same quarter last year. In August 1995, the Company sold various assets and licensed certain trade names associated with its junior, girls and maternity product lines. On October 31, 1995 the Company ceased purchasing garments which had previously been sold under the trade names licensed to the buyer. The Company ceased sales of these products in the quarter ended May 31, 1996 and had sales of these products of $4.9 million in the quarter ended May 31, 1995. Overall, sales decreased in the current quarter due to a 55.4% decrease in the number of garments sold offset by a 47.0% increase in the average selling price per garment.

     Gross margins increased from 22.9% for the three months ended May 31, 1995 to 26.2% for the current quarter as a result of the sale of the lower gross margin business described above.

    Selling, general and administrative expenses decreased in dollar amount from $5.2 million for the third quarter of last year to $3.3 million for the third quarter of fiscal 1996, and decreased as a percent of sales from 23.1% last year to 21.8% for the current quarter. The decrease in dollar amount reflects the Company's recent restructuring.

         The Company utilized its short-term line of credit during the third quarter of fiscal 1996 and therefore incurred interest expense in the current quarter. Interest income decreased in the current quarter due to the decrease in the average daily cash balances.

Liquidity and Capital Resources

     Except as described below in "Other Information - Future Customer Credit Risk", at May 31, 1996, the Company had agreements with a financial institution pursuant to which the Company normally sells in excess of 80% of its trade accounts receivable to the financial institution on a pre-approved non-recourse basis. However, the Company ships a portion of the merchandise to customers and does not sell the resulting receivables to the financial institution. The Company attempts to make these shipments on a COD basis or backed by a commercial or standby letter of credit issued by the customer's bank. The amount of the Company's receivables which were not sold to the financial institution and were not made on a COD basis or supported by commercial or standby letters of credit at May 31, 1996 was approximately $2,042,000 of which $1,134,000 has been collected through July 12, 1996.

     Payment for receivables which are sold to the financial institution is made at the time customers make payment to the financial institution or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date. The Company may request advances in anticipation of customer collections at the lender's prime rate less one half percent and open letters of credit through the lender up to $20 million. The amount of such borrowings, including a portion of outstanding letters of credit, are limited to certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company and are collateralized by all of the assets of the Company. At May 31, 1996, the Company had outstanding letters of credit of $6,720,175 for the purchase of finished goods which had been opened through the financial institution. Under these agreements, the Company is required to maintain $9 million in net worth and $8.5 million in working capital.

         On September 1, 1995, the Company purchased and retired 1,200,000 shares of its common stock at $8 per share in connection with a tender offer by the Company. The aggregate cost of the shares, including legal and other costs associated with the tender offer, was approximately $9.7 million, which was funded entirely from the Company's existing cash balances.

         In fiscal 1995, the Company's Body Drama subsidiary acquired 1,446,921 shares of its stock at $2.93 per share. The total cost of these shares was $4.9 million, which includes expenses specifically associated with the tender offer, including the costs of defense for a related class action suit filed against Body Drama, the Company and several of its officers and directors. Approximately $250,000 and $20,000, respectively, of legal costs were paid by the Company and its subsidiary, respectively, during the nine months ended May 31, 1996. On November 30, 1994, the Company acquired the remaining 128,079 outstanding shares of Body Drama at $2.93 per share. The aggregate cost of these shares incurred in connection with the purchase was $385,000.

         The Company is not aware of any trends or other matters which will, or are reasonably likely to, result in its liquidity materially increasing or decreasing.

Other Information

INVENTORY

     The experience of the Company demonstrates that, in its ordinary course of operations, a portion of the Company's sales may be made below its normal selling prices or below cost subsequent to May 31, 1996. However, the amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

     The Company's inventory decreased from $8.3 million at May 31, 1995 to $4.5 million at May 31, 1996. The Company has established an inventory markdown reserve as of May 31, 1996, which management believes will be sufficient for current inventory that is expected to be sold below cost in the future. There can be no assurance that the Company will realize its expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of May 31, 1996 for which customer sales orders have not yet been received.

BACKLOG

         At May 31, 1996, the Company had unfilled customer orders of $13.7 million compared to $30.9 million of such orders at May 31, 1995, with such orders generally scheduled for delivery by November 1996 and February 1996, respectively. The decrease in backlog is primarily attributable to the sale of its junior, girls and maternity product lines discussed above, the termination of other product lines in connection with the Company's refocusing on higher profit margin product lines, and a general trend in the retail industry toward shorter order lead times. These amounts include both confirmed orders and unconfirmed orders which the Company believes, based on industry practice and past experience, will be confirmed. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of the production and shipment of garments, which in some instances may be delayed or accelerated by customer request. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at May 31, 1996.

FUTURE QUARTERLY NET SALES

         As a result of the Company's efforts to reduce sales of unprofitable product lines and the sale of its junior, girls and maternity product lines discussed above, net sales in the remaining quarter of fiscal 1996 are likely to be significantly lower than the fourth quarter net sales reported in fiscal 1995. The junior, girls and maternity product lines generated $5.2 million of net sales in the fourth quarter of fiscal 1995.

FUTURE CUSTOMER CREDIT RISK

         As of July 12, 1996, the Company had inventory on hand or in process having an estimated sales value of approximately $108,000 which is expected to be shipped within the next three months to one of the Company's largest customers. As of July 12, 1996, the Company also had a receivable due from this customer of approximately $208,000 which has not been purchased by the Company's financial institution. This customer is currently experiencing financial difficulties and, except as noted below, it is unlikely that the Company's financial institution will purchase the resulting receivables from this customer when the inventory on hand and in process is shipped to the customer.

         The Company's Board of Directors has authorized management to ship merchandise to this customer at the Company's credit risk without approval from the Company's financial institution. The Company's financial institution has indicated that, if the customer files for protection under Chapter 11, the receivable outstanding at that time may have a value of fifty to sixty percent of its face value, though realization of this amount cannot be assured. Subsequent to such a filing, the Company expects that the customer would honor its existing purchase orders with the Company and that the Company's financial institution would purchase the resulting receivables at full face value.

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

         Although management believes that the remaining allegations of the complaint are without merit, a settlement has been reached for an amount less than the projected reasonable cost of defense. A stipulation for the settlement has been filed with the court. The plaintiff class will be notified, after which a hearing will be set for final approval of the settlement terms. As of July 12, 1996, the backlog in the court continues to delay the finalization of this issue.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

         The following exhibits are filed herewith. Exhibit numbers refer to
Item 601 of Regulation S-K:

         27.  Financial Data Schedule.

(b)  There were no reports on Form 8-K filed during this period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                      NITCHES, INC.
                           --------------------------------------------
                                      Registrant

July 12, 1996              By:        Steven P. Wyandt
                              -----------------------------------------
                                      Steven P. Wyandt
                              As Principal Financial Officer and
                                 on behalf of the Registrant