Form 10-K
period 1996-08-31
NITCHES INC
filed 1996-11-20
CIK 772263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-K
(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 1996

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

Securities registered pursuant to Section 12(b) of the Act:

                                    Name of each exchange on
     Title of each class               which registered
     --------------------------     ------------------------

     Common stock, no par value              NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of November 15, 1996, 1,210,296 shares of the Registrant's common stock were outstanding. The aggregate market value of such common stock held by non-affiliates of the Registrant based on the last sale of such stock in the NASDAQ National Market, on November 15, 1996, was $6,505,341.



                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Definitive Proxy Statement, to be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held in December 1996 to be filed with the Commission, are incorporated by reference into Part III of this Report on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Nitches, Inc. (the "Company" or "Nitches") has been in the women's wholesale sportswear business since 1973, and imports finished garments manufactured to its specifications from approximately 15 foreign countries.

     The Company has multiple operating divisions and subsidiaries which sell all-cotton and cotton blend knit and woven sportswear, western wear, sleepwear and daywear to retailers which include J. C. Penney, The Limited Stores, Mervyn's, Price Costco, Sears, and Sheplers. The Company sells garments to these and other retailers through its own sales force and through independent sales representatives. Nitches provides fashionable clothing to the popularly priced market segment which generally retail between $10 and $35 per item. The Company competes primarily on the basis of price, quality, the desirability of its fabrics and its ability to adjust rapidly to changes in style of women's clothing.

DIVISIONS AND SUBSIDIARIES

     The Company's operating sales divisions and subsidiaries are organized, in general, to reflect the organizational buying and marketing structures of its customers. Each division sells garments under both Company trademark labels and private retailer labels. From time to time, the Company may add, consolidate or eliminate certain divisions as a result of increases or decreases in the demand for the garments sold by a particular division or in order to effectuate changes in marketing strategy and personnel.

Ulterior Motives Division. The Ulterior Motives Division primarily markets dresses, jumpsuits and rompers for the regular and plus size market segments. The primary labels used by this Division include Ulterior Motives, Ulterior Motives Woman and Avocado. The Division also sells garments to retailers under the retailers' private labels.

Western Wear Division. Western wear shirts are sold primarily under the Company labels Adobe Rose and Southwest Canyon. Western wear fashion jeans are sold under the label Blaze.

Body Drama, Inc. Subsidiary. The Company owns 100% of the outstanding shares of Body Drama, Inc. which distributes a broad range of women's intimate apparel for both the sleepwear and daywear markets. Sleepwear garments are produced in a variety of fabrics and styles, including robes, pajamas, nightshirts and nightgowns which are sold under the Body Drama and Body Tease labels and retailers' private labels. Daywear products are sold primarily under the Gaviota trademark and retailers' private labels, and include panties, teddies, camisoles and body suits.

Activewear. The Activewear Division, started in fiscal year 1996, markets primarily jog suits, jackets, and shorts for the missy and plus size market segments. The primary label is Active Exposure.

Foreign Subsidiary. The Company owns 100% of the outstanding capital stock of a Hong Kong corporation which performs production coordination, quality control and sample production services for the various operations of the Company.

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

TRADEMARKS

     The Company and its Body Drama subsidiary currently have a total of 44 federally registered trademarks. While trademarks owned by the Company have always been important to its marketing and competitive strategy, prior to 1995 they have not been central factors influencing its sales. However, subsequent to its reorganization in fiscal year 1995, its trademarks in sleepwear and Western wear have become more important in identifying the Company's products.

PRODUCT DEVELOPMENT AND DESIGN

     The Company develops merchandise lines for production and importation in two principal ways: (l) it develops its own lines of clothing styles which are displayed in Company showrooms and which are also shown to retailers by independent sales representatives ("Company Brand"), and (2) it works with major retailers in developing product lines which the Company then has manufactured and imported and which are generally sold under private retailer labels. Styles developed by the Company are sold under both Company trademarks and private retailer labels.

     Except for sleepwear and western wear, the Company generally does not create original garment shapes or bodies. The Company does, however, produce garments from original fabric prints and designs. The Company also responds to frequent style changes in the women's sportswear business by maintaining a continuous program adapting to current trends in style and fabric. In an effort to continually stay abreast of current fashion trends, representatives of the Company regularly shop at exclusive department and specialty stores in the United States, Europe, Japan and other countries which are known to sell merchandise with advanced styling direction. Sample garments are submitted to the Company by representatives, along with their evaluation of the styles expected to be in demand in the United States. The Company also seeks input from selected customers. The Company then selects styles, fabrics and colors which it believes reflect current fashion trends.

     With regard to private label sales, the Company's sales personnel meet frequently with buyers representing retailers who custom order products by style, fabric, and color. These buyers may provide samples to the Company or may select styles already available in Company showrooms. The Company has an established reputation for its ability to arrange for foreign manufacture on a reliable, expeditious and cost-effective basis.

SOURCES OF SUPPLY

     Approximately 88% of the garments sold by the Company are manufactured abroad. Contracting with foreign manufacturers enables the Company to take advantage of prevailing lower labor rates, with the consequent ability to produce a quality garment which can be retailed in the popular, value and moderate price ranges.

     As a result of import restrictions on certain garments imposed by bilateral trade agreements between the United States and certain foreign countries, the Company has sought diversity in the number of countries in which it has manufacturing arrangements. The percentage of total purchases from particular countries varies from period to period based upon quota availability and price considerations. The Company has arranged, and will continue to arrange, for production in the United States when economically feasible to meet special needs.

     The following table shows the percentage of the Company's total purchases, not including freight charges, duties and commissions, from each country for the years ended August 31, 1996, 1995 and 1994.

                                Percent of Total Purchases
                                --------------------------
                                  Year Ended August 31,
                                  ---------------------
Country                         1996      1995      1994
-------                         ----      ----      ----
Dubai.......................... 28.9%      9.2%      8.1%
Sri Lanka...................... 19.8      13.4       9.4
Oman........................... 13.7      11.0       7.4
United States.................. 11.5       6.9      12.0
Hong Kong/China................  8.4      13.9      17.6
Macau..........................  6.5       4.2
India..........................  5.6      13.3      16.8
Bangladesh.....................            7.0      10.2
Dominican Republic.............            7.4
Mauritius......................            3.3       4.5

Countries less than
  2.5% each in the
  current year.................  5.6      10.4      14.0

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

QUALITY CONTROL

     Company representatives regularly visit manufacturers to inspect garments and monitor production facilities in order to assure timely delivery, maintain quality control and issue inspection certificates. Furthermore, through these representatives and independent inspectors from major retailers, the Company ensures that the factories the Company uses for production adhere to policies consistent with prevailing labor laws. A sample of garments from a percentage of each production run is inspected before each shipment. Letters of credit arranged by the Company require, as a condition to the release of funds to the supplier, that an inspection certificate be signed by a representative of the Company.

MARKETING AND DISTRIBUTION

     The Company sells its products through an established sales network consisting of both in-house sales personnel and independent sales representative organizations. The Company does not generally advertise, although customers sometimes feature the Company's products in their advertisements. For both Company Brand and Private Label sales, employees operating in Company showrooms in New York City and Los Angeles represent the Company in soliciting orders nationally from approximately 20 major customers. In addition, senior executives of the Company have primary responsibility for sales to certain key accounts. The Company's products are also marketed by approximately 12 commissioned sales representative organizations, all of which are independent contractors, and each of which has been assigned one or more primary areas of responsibility.

     Sales have historically been concentrated in apparel made of cotton and cotton blend garments for the spring and summer seasons, which sell primarily from January through July. Sales during the Company's first and fourth quarters in fiscal 1996 were lower than sales generated in the second and third quarters. This seasonal pattern is different than the pattern that previously existed. With the Company's reorganization at the end of fiscal 1995 and the resultant change in the Company's product mix, a new seasonal pattern may be developing.

     At present, most garments are shipped by suppliers in bulk form to the Company warehouse in San Diego, where they are sorted, stored and packed for distribution to customers. From time to time Company may rent additional short-term warehouse space as needed to accommodate its requirements during peak shipping periods. In addition, to facilitate shipping to customers, some of its overseas suppliers perform sorting, price ticketing, hanging, and packing functions.

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

     One customer accounted for 10.4% of the Company's net sales in fiscal 1996. No customer accounted for 10% or more of the Company's net sales in fiscal 1995. While the Company believes its relationships with its major customers are good, because of competitive changes and availability of the types of garments sold by the Company from a number of other suppliers, there is the possibility that any customer could lower, or raise, the amount of business it does with the Company. If the Company was to experience a significant decrease in sales to any of its major customers, and was unable to replace such sales volume with sales to other major customers, there could be a material adverse financial effect on the Company.

IMPORT RESTRICTIONS

     The ability of the Company to import garments is regulated by import restrictions which limit the specific number of garments that may be imported from any country for a specific period. Government import quotas of various types are imposed on substantially all of the products imported by the Company from substantially all of the countries from which the Company purchases garments. Because of these quota restrictions, the Company has sought diversity in the number of countries in which it has garments manufactured.

     The Agreement on Textile and Clothing (the "ATC"), which became effective on January 1, 1995, provides the basic guidelines for administering import quotas and related matters. The ATC contains three provisions which will affect the Company's business to varying degrees in the future. First, the ATC requires that import quotas are to be phased out in four stages over a ten year period. However, quotas on substantially all of the garments imported by the Company are not scheduled to be phased out until the year 2005. Second, over the next nine years, import tariffs will be reduced from an average of 19% to 17.5%. While the tariff reductions apply to most apparel items, the size of the reductions are extremely small and are not likely to have a material impact on the Company's overall cost of merchandise. Finally, new rules of origin took effect on July 1, 1996 whereby the country in which the garment is assembled is deemed the country of origin instead of the country in which the fabric is cut. The biggest impact of the rule change is likely to be on garments produced in China, which assembles large quantities of apparel cut in nearby countries such as Hong Kong, Singapore and Taiwan. Approximately 8.4% of the Company's garments were produced in either China or Hong Kong in fiscal 1996. The Company does not expect a significant disruption in its garment purchases as a result of the country of origin rule change.

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

BACKLOG

     At August 31, 1996, the Company had unfilled customer orders of $16.7 million compared to $21.7 million of such orders at August 31, 1995, with such orders generally scheduled for delivery by January 1997 and 1996, respectively. The decrease in backlog is primarily attributable to the sale of its junior girls and maternity product lines, the termination of other product lines in connection with the Company's refocusing on higher profit margin product lines, and a general trend in the retail industry toward shorter order lead times, particularly in dresses. These amounts include both confirmed orders and unconfirmed orders which the Company believes, based on industry practice and past experience, will be confirmed. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of the production and shipment of garments, which in some instances may be delayed or accelerated by customer request. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at August 31, 1996.

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

COMPETITION

     The women's sportswear business is highly competitive and consists of many manufacturers and distributors, none of which accounts for a significant percentage of total sales, but many of which are larger and have substantially greater resources than the Company. The Company competes with a number of companies which import clothing from abroad for wholesale distribution, with domestic retailers having established foreign manufacturing capabilities and with domestically produced goods. Management believes that the Company competes effectively upon the basis of price, quality, the desirability of its fabrics and styles, the reliability of its service and delivery and its ability to adjust rapidly to changes in style. In addition, the Company has developed long-term working relationships with manufacturers and agents which presently provide the Company with reliable sources of supply. The Company's ability to compete effectively is dependent, in part, on its ability to retain managerial personnel with experience in locating, developing and maintaining reliable sources of supply and to retain experienced sales personnel.

EMPLOYEES

     As of October 15, l996, the Company had 65 full-time employees, of whom 18 worked in executive, administrative or clerical capacities and 47 worked in sales, design, and production. The Company may also employ temporary personnel on a seasonal basis. None of the Company's employees is represented by a union. The Company considers its working relationships with its employees to be good and has never experienced an interruption of its operations due to any kind of labor dispute.

ITEM 2.  PROPERTIES.

     In October 1995, the Company moved its warehouse and administrative facilities from a 69,000 square foot facility into a 30,000 square foot facility owned by Kuma Sport, Inc. Kuma Sport, Inc. is 40% owned by Mr. Arjun Waney, the Chairman of Nitches. The move to smaller warehouse and administrative offices is consistent with management's efforts to downsize the Company. The Company pays, on a month-to-month basis, rent of $15,000, which it believes is consistent with the fair market value of the facility. The Company may lease additional short-term warehouse space from time to time as needed.

     The Company and its Body Drama subsidiary lease two showrooms in New York and one in Los Angeles with an aggregate monthly rental of approximately $39,000. The Los Angeles showroom lease expires in July 1997 and the New York leases expire in February 1997 and February 2000. The Company has subleased 51% of one of the New York showrooms on substantially the same terms and at the same lease rate as that paid by the Company to the landlord.

 ITEM 3.  LEGAL PROCEEDINGS.

     On August 8, 1994, a class action lawsuit was filed in the San Diego Superior Court against the Company, its Body Drama subsidiary and certain former and present directors and officers of Body Drama seeking to enjoin Body Drama's tender offer for its shares and to recover certain unspecified damages on the basis of alleged breaches of fiduciary duty by the defendants. The Company has settled this action in exchange for a payment which the Company believes is equal to the minimum legal fees that it would have incurred if it chose to defend the litigation to a final verdict. As part of the settlement, the action was dismissed with prejudice, and the plaintiffs are now prohibited from bringing a new suit against the Company on the same cause of action, just as if the action had been prosecuted to a final verdict with judgment against the plaintiffs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
        MATTERS.

         The Company's Common Stock trades on The NASDAQ National Market under the symbol NICH. The number of record holders of the Common Stock was 165 on November 15, 1996. The Company believes that there are a significant number of beneficial owners of its Common Stock whose shares are held in "street name". The closing sales price of the Common Stock on November 15, 1996 was $5 3/8 per share.

         The high and low stock closing sale prices for each fiscal quarter of the last two years were as follows:

                                      High       Low
                                      ----       ---
   November 30, 1994                 $4 1/4    $3 1/4
   February 28, 1995                  4 3/4     3 9/16
   May 31, 1995                       4 3/4     3
   August 31, 1995                    7 1/4     3 7/8

   November 30, 1995                  4 3/4     4 3/4
   February 29, 1996                  4 3/8     4 1/8
   May 31, 1996                       7 7/8     7 1/2
   August 31, 1996                    9 1/8     8 7/8

     The Company paid a special dividend of $1.00 per share on September 30, 1996 to the holders of record as of September 13, 1996. However, the Company has not resumed a quarterly dividend policy.

ITEM 6. SELECTED FINANCIAL DATA. (In thousands, except per share amounts)

Operating Results:                    1996          1995          1994          1993          1992
-----------------                  ---------     ---------     ---------     ---------     ---------

  Net sales (1)                    $  54,381     $  83,846     $ 119,291     $ 116,200     $ 117,300

  Cost of goods sold                  40,396        63,274        97,499        84,993        85,114
                                   ---------     ---------     ---------     ---------     ---------

                                      13,985        20,572        21,792        31,207        32,186

  Selling, general and
    administrative expenses           12,547        19,795        27,852        29,705        25,226

  Restructuring charge                               1,803
                                   ---------     ---------     ---------     ---------     ---------
  Income (loss) from operations        1,438        (1,026)       (6,060)        1,502         6,960

  Gain on sale of product lines                        563
  Other income                           319           355           206           379           516
  Interest expense                       (52)           (2)         (462)         (156)         (111)
  Gain on sale of Body Drama,
    net of related expenses                                                                    2,852
                                   ---------     ---------     ---------     ---------     ---------
  Income (loss) before
    income taxes                       1,705          (110)       (6,316)        1,725        10,217

  Provision (benefit) for
    income taxes                         279          (269)       (1,262)          719         4,018
                                   ---------     ---------     ---------     ---------     ---------

  Income (loss) before
    minority interest                  1,426           159        (5,054)        1,006         6,199

  Minority interest                                    (55)       (1,628)         (318)          734
                                   ---------     ---------     ---------     ---------     ---------
  Net income (loss)                $   1,426     $     214     ($  3,426)    $   1,324     $   5,465
                                   =========     =========     =========     =========     =========

  Earnings (loss) per share:
    Primary                        $    1.16     $     .09     ($   1.33)    $     .49     $    1.74
                                   =========     =========     =========     =========     =========
    Fully diluted                  $    1.13
                                   =========

  Cash dividends per
    common share                   $    1.00                   $     .16     $     .29     $     .78
                                   =========                   =========     =========     =========



(1) See Management's Discussion and Analysis on page 15.

Financial Position:                  1996          1995          1994          1993          1992
-------------------                --------      --------      --------      --------      --------
  Cash and cash equivalents        $  2,197      $ 10,485      $  6,566      $  4,724      $ 11,376
  Receivables                         6,484        10,719        16,941        23,041        26,488
  Inventories                         7,044         6,680        10,800        20,228        13,979
  Total current assets               17,568        29,971        36,732        51,222        55,245
  Total assets                       18,179        30,966        38,579        54,147        56,806

  Notes and acceptances payable                                   3,000         7,949         9,258
  Accounts payable and
    accrued expenses                  5,359         8,433         7,750        12,085        11,673
  Income taxes payable
    (receivable)                       (261)         (459)       (1,596)         (475)        1,047
  Total current liabilities           5,359         8,433        10,750        20,034        23,296
  Long-term debt
  Minority interest                                               5,747         7,547         7,762
  Shareholders' equity               11,724        21,437        20,987        25,470        24,652


Other Financial Information:

Profitability:
  Gross margin                         25.7%         24.5%         18.3%         26.9%         27.4%
  Operating margin (deficit)            2.6%         (1.2%)        (5.1%)         1.3%          5.9%
  Net income (loss) as
    percent of net sales                2.6%           .3%         (2.9%)         1.1%          4.7%

Liquidity:
  Current ratio                        3.28          3.55          3.42          2.56          2.37
  Working capital                  $ 12,209      $ 21,538      $ 25,982      $ 31,188      $ 31,949

Share Data:
  Weighted average number
    of common shares:
    Primary                           1,227         2,439         2,573         2,686         3,146
    Fully diluted                     1,256
  Number of common shares
    outstanding at year end           1,210         2,398         2,508         2,542         2,520

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

YEARS ENDED AUGUST 31, 1996 AND 1995.

     Net sales for the fiscal year ended August 31, 1996 decreased approximately $29.5 million (35.1%) compared to the fiscal year ended August 31, 1995. The decrease was due primarily to a 51% decrease in the number of garments sold offset by a 30% increase in the average selling price per garment. The decrease in the number of garments sold was primarily attributable to a restructuring in the fourth quarter of fiscal 1995 resulting in the sale or discontinuance of certain product lines as part of a concentrated effort to divest the Company of unprofitable and lower margin lines.

     Gross margins increased from 24.5% for the fiscal year ended August 31, 1995 to 25.7% for the fiscal year ended August 31, 1996. While the general business and market conditions have not improved in fiscal 1996, the Company's current product mix resulted in higher overall gross margins and fewer garments being sold below cost in fiscal 1996 than in fiscal 1995.

     The Company's product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margins are likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

     Selling, general and administrative expenses decreased in dollar amount from $19.8 million in fiscal 1995 to $12.5 million in fiscal 1996, but were approximately the same as a percent of net sales (23.6% in fiscal 1995 and 23.0% in fiscal 1996). The decrease in dollar amount was due to the lower sales volume in the current period and, in part, to a reduction in overhead as a result of the Company's restructuring in the fourth quarter of fiscal year 1995.

     Interest expense increased in the current year due to the Company's increased usage of its short term line of credit. Interest income decreased in fiscal 1996 due to decreases in the Company's average cash balances on hand and a decrease in the prime rate of interest, and consequently the Company's investment rate for its unutilized cash.

     The valuation allowance for deferred tax assets decreased by $541,566 in fiscal 1996 due to the utilization on a consolidated basis of deferred tax deductions generated by the Company. Consequently, the Company reported an income tax provision of $278,717.

YEARS ENDED AUGUST 31, 1995 AND 1994.

         Net sales for the fiscal year ended August 31, 1995 decreased approximately $35.4 million (29.7%) compared to the fiscal year ended August 31, 1994. The decrease was due primarily to a 32% decrease in the number of garments sold offset by a 3% increase in the average selling price per garment.

         Gross margins increased from 18.3% for the fiscal year ended August 31, 1994 to 24.5% for the fiscal year ended August 31, 1995. Fiscal 1994 was characterized by weak economic and market conditions for the apparel industry in general which resulted in lower than normal gross margins as well as an increase in the number of garments sold below cost. While the general business and market conditions did not improve in fiscal 1995, the Company's product mix in fiscal 1995 resulted in higher overall gross margins and fewer garments being sold below cost in fiscal 1995 than in fiscal 1994.

         Selling, general and administrative expenses decreased in dollar amount from $27.9 million in fiscal 1994 to $19.8 million in fiscal 1995, but were approximately the same as a percent of net sales (23.3% in fiscal 1994 and 23.6% in fiscal 1995). The decrease in dollar amount was due to the lower sales volume in fiscal 1995 and the reversal of an unutilized $250,000 reserve established in fiscal 1994 for the closure of one of the Company's two warehouse facilities.

         In the fourth quarter of fiscal 1995, the Company implemented a strategy to eliminate unprofitable product lines, reduce its work force, dispose of excess equipment and consolidate its operations. As a result of this strategy, restructuring charges were incurred which reduced pretax operating income by approximately $1.8 million. The restructuring charges included approximately $890,000 for employee terminations and related severance packages, $610,000 for lease write-offs and $300,000 for fixed asset write-offs.

         On August 22, 1995, the Company sold various assets associated with its junior, girls and maternity product lines for an initial cash payment of $750,000 and a five-year note for $950,000. The Company recorded a $563,307 pretax gain from the transaction. Because of the general market conditions within the apparel industry and the financial condition of the buyer, the Company accounted for the $950,000 note on a cost recovery basis and will record revenue when the buyer makes payments on the note. Accordingly, no amounts associated with this note receivable have been recorded in the accompanying financial statements and no collections on the note were received through August 31, 1996.

     On October 31, 1995, the buyer purchased the Company's remaining inventory of the product lines at the Company's cost. On October 31, 1995, the Company sold the buyer the Company's remaining inventory in such product lines at the Company's cost of $4,351,018. The buyer was also granted an exclusive world-wide license to use various trade names registered by the Company for the product lines. At that time, the Company also ceased purchasing garments which had previously been sold under the trade names licensed to the buyer. Sales of these product lines amounted to $21 million and $42 million in fiscal 1995 and 1994, respectively.

     Interest expense decreased in fiscal 1995 due to the Company's decreased usage of its short term line of credit. Interest income increased in fiscal 1995 due to increases in the Company's average cash balances on hand and increases in the prime rate of interest, and consequently the Company's investment rate for its unutilized cash.

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

Liquidity and Capital Resources:

     The Company's working capital of $12.2 million at August 31, 1996 decreased from the August 31, 1995 level of $21.5 million and the Company's current ratio decreased from 3.55 at August 31, 1995 to 3.28 at August 31, 1996. The principal reason for these declines was that on September 1, 1995, the Company purchased and retired approximately 1,200,000 shares of its common stock at $8 per share in connection with a tender offer by the Company. The aggregate cost of the shares, including legal and other costs associated with the tender offer, was approximately $9.7 million, which was funded entirely from the Company's existing cash balances.

     At August 31, 1996, the Company had agreements with a financial institution pursuant to which the Company sold a majority of its trade accounts receivable to the financial institution on a pre-approved non-recourse basis. The Company ships the non-financed portion of the merchandise to customers and attempts to make those shipments on a COD basis or ensure that the customers' payments are backed by a commercial or standby letter of credit issued by the customer's bank. The amount of the Company's receivables which were not sold to the financial institution and were not made on a COD basis or supported by commercial or standby letters of credit at August 31, 1996 was approximately $1,494,198 of which $1,132,540 has been collected through October 22, 1996.

     Payment for receivables which are sold to the financial institution is made at the time customers make payment to the financial institution or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date. The Company may request advances in anticipation of customer collections at the lender's prime rate less one half percent and open letters of credit through the lender up to $20 million. The amount of such borrowings, including a portion of outstanding letters of credit, are limited to certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company and are collateralized by all of the assets of the Company. At August 31, 1996, the Company had outstanding letters of credit of $5,849,134 for the purchase of finished goods which had been opened through the financial institution. Under these agreements, the Company is required to maintain $9 million in net worth and $8.5 million in working capital.

     In fiscal 1995, the Company's Body Drama subsidiary acquired 1,446,921 shares of its stock at $2.93 per share. The total cost of these shares was approximately $4.9 million, which includes expenses specifically associated with the tender offer, including the costs of defense for a related class action suit filed against Body Drama, the Company and several of its officers and directors. $250,000 and approximately $20,000, respectively, of legal costs related to the class action lawsuit were paid by the Company and its subsidiary, respectively, during the twelve months ended August 31, 1996. On November 30, 1994, the Company acquired the remaining 128,079 outstanding shares of Body Drama at $2.93 per share. The aggregate cost of these shares incurred in connection with the purchase was $405,470.

     The Company is not aware of any trends or other matters which will, or are reasonably likely to, result in its liquidity materially increasing or decreasing.

Other Information

INVENTORY

     The experience of the Company demonstrates that, in its ordinary course of operations, a portion of the Company's sales may be made below its normal selling prices or below cost subsequent to August 31, 1996. The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

     The Company's inventory increased from $6.7 million at August 31, 1995 to $7 million at August 31, 1996. The Company has established an inventory markdown reserve as of August 31, 1996, which management believes will be sufficient for current inventory that is expected to be sold below cost in the future. There can be no assurance that the Company will realize its expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of August 31, 1996 for which customer sales orders have not yet been received.

BACKLOG

     At August 31, 1996, the Company had unfilled customer orders of $ 16.7 million compared to $21.7 million of such orders at August 31, 1995, with such orders generally scheduled for delivery by January 1997 and 1996, respectively. The decrease in backlog is primarily attributable to the sale of its junior girls and maternity product lines, the termination of other product lines in connection with the Company's refocusing on higher profit margin product lines, and a general trend in the retail industry toward shorter order lead times, particularly in dresses. These amounts include both confirmed orders and unconfirmed orders which the Company believes, based on industry practice and past experience, will be confirmed. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of the production and shipment of garments, which in some instances may be delayed or accelerated by customer request. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at August 31, 1996.

Impact of Exchange Rates

         While the Company purchased over 88% of its products from foreign manufacturers in fiscal 1996, all of its purchases are denominated in United States dollars. Because the Company's products are sold exclusively in the United States, in dollar denominated transactions, the Company does not engage in hedging or other arbitrage to reduce currency risk. An increase in the value of the dollar versus foreign currencies could enhance the Company's purchasing power and reduce its cost of goods sold. Conversely, a decrease in the value of the dollar relative to foreign currencies could result in an increase in the Company's cost of manufacturing and costs of goods sold.

Impact of Inflation, Deflation, and Changing Prices

     Management does not believe that inflation and changing prices have had any material impact upon the Company's revenues or income from operations. However, continued deflation in women's clothing prices may put pressure on gross margins. The strong resistance on the part of the consumer to increases in price and the increasing fabric and labor costs lead to an increased cost of goods on a percentage basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                         NITCHES, INC. AND SUBSIDIARIES

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS FILED WITH
                  THE ANNUAL REPORT OF THE COMPANY ON FORM 10-K


Independent Auditors' Report                                22

Consolidated Balance Sheets at August 31, 1996 and 1995     23

Consolidated Statements of Operations for the years
  ended August 31, 1996, 1995 and 1994                      24

Consolidated Statements of Shareholders' Equity for
  the years ended August 31, 1996, 1995 and 1994            25

Consolidated Statements of Cash Flows for the
  years ended August 31, 1996, 1995 and 1994                26

Notes to consolidated financial statements                  27

                   Independent Auditors' Report


Board of Directors and Shareholders
Nitches, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheets of Nitches, Inc. and subsidiaries as of August 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nitches, Inc. and subsidiaries as of August 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1996 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

San Diego, California
October 31, 1996

                    NITCHES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets

                                                             August 31,
                                                    -----------------------------
                                                       1996              1995
                                                    -----------       -----------
                             ASSETS

Current assets:
  Cash and cash equivalents                         $ 2,197,015       $10,485,189
  Receivables:
    Trade accounts, less allowances
      ($425,000 in 1996 and $400,000
      in 1995)                                        6,081,880        10,240,864
    Income taxes receivable                             261,462           458,789
    Due from affiliates and employees                   140,418            19,006
                                                    -----------       -----------
                                                      6,483,760        10,718,659

  Inventories, net                                    7,044,498         6,679,522
  Deferred income taxes                               1,500,102         1,479,673
  Other current assets                                  342,229           608,126
                                                    -----------       -----------
  Total current assets                               17,567,604        29,971,169

Furniture, fixtures and equipment, net                  314,473           407,217
Other assets                                            296,608           587,193
                                                    -----------       -----------
                                                    $18,178,685       $30,965,579
                                                    ===========       ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Accounts payable and
    accrued expenses                                $ 5,359,050       $ 8,433,214
                                                    -----------       -----------
  Total current liabilities                           5,359,050         8,433,214

Deferred income taxes                                 1,095,858         1,095,858
Shareholders' equity:
  Preferred stock, no par value,
    25,000,000 shares authorized
  Common stock, no par value,
    50,000,000 shares authorized;
    issued and outstanding (1,210,296
    in 1996 and 2,398,224 in 1995)                    2,658,400        12,586,793
  Retained earnings                                   9,065,377         8,849,714
                                                    -----------       -----------
  Total shareholders' equity                         11,723,777        21,436,507
                                                    -----------       -----------
                                                    $18,178,685       $30,965,579
                                                    ===========       ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         NITCHES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations


                                                  Year ended August 31,
                                 -------------------------------------------------------
                                     1996                 1995                 1994
                                 -------------        -------------        -------------
Net sales                        $  54,380,645        $  83,846,253        $ 119,291,419

Cost of goods sold                  40,395,659           63,273,806           97,499,053
                                 -------------        -------------        -------------

Gross profit                        13,984,986           20,572,447           21,792,366

Expenses:
  Selling, general
    and administrative              12,547,239           19,795,039           27,852,703

  Restructuring charge                                    1,803,113
                                 -------------        -------------        -------------
Income (loss) from
  operations                         1,437,747           (1,025,705)          (6,060,337)

Gain on sale of
  product lines                                             563,307
Other income                           319,224              355,078              206,350
Interest expense                       (52,295)              (2,221)            (462,142)
                                 -------------        -------------        -------------

Income (loss) before
  income taxes                       1,704,676             (109,541)          (6,316,129)

Provision (benefit) for
  income taxes                         278,717             (269,056)          (1,262,366)
                                 -------------        -------------        -------------

Net income (loss) before
  minority interest                  1,425,959              159,515           (5,053,763)
Minority interest                                           (55,100)          (1,627,736)
                                 -------------        -------------        -------------
Net income (loss)                $   1,425,959        $     214,615        ($  3,426,027)
                                 =============        =============        =============

Earnings (loss) per share:
  Primary                        $        1.16        $         .09        ($       1.33)
                                 =============        =============        =============
  Fully diluted                  $        1.13
                                 =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             NITCHES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Shareholders' Equity

                                      Common Stock          Paid-in                      Total
                               -------------------------    Capital -    Retained     Shareholders'
                                  Shares       Amount    Stock Options   Earnings        Equity
                               -----------  -----------  -------------   -----------  -------------

Balance, September 1, 1993     2,542,174    $12,042,606      $952,800    $12,475,085    $25,470,491

  Net loss                                                                (3,426,027)    (3,426,027)

  Dividends paid
    ($.16 per share)                                                        (413,959)      (413,959)

  Compensatory stock options     100,000        826,000      (952,800)                     (126,800)

  Purchases and retirement
    of parent common stock      (134,250)      (517,079)                                   (517,079)
                              ----------    -----------      ---------   -----------    -----------

Balance, August 31, 1994       2,507,924     12,351,527             0      8,635,099     20,986,626

  Net income                                                                 214,615        214,615

  Purchases and retirement
    of parent common stock      (109,700)      (436,980)                                   (436,980)

  Purchases and retirement
    of subsidiary shares                        672,246                                     672,246
                              ----------    -----------      ---------   -----------    -----------

Balance, August 31, 1995       2,398,224     12,586,793             0      8,849,714     21,436,507

  Net income                                                               1,425,959      1,425,959

  Dividends declared
    ($1 per share)                                                        (1,210,296)    (1,210,296)

  Purchases and retirement
    of subsidiary shares                       (270,369)                                   (270,369)

  Purchases and retirement
    of parent common stock    (1,187,928)   (9,658,024)                                  (9,658,024)
                              ----------    -----------      ---------   -----------    -----------
Balance, August 31, 1996       1,210,296    $ 2,658,400             $0    $9,065,377    $11,723,777
                              ==========    ===========      =========   ===========    ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         NITCHES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                Year ended August 31,
                                                            -----------------------------------
                                                            1996            1995           1994
Cash flows from operating activities:                       ----            ----           ----
  Net income (loss)                                      $1,425,959       $214,615    ($3,426,027)
  Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities:
      Minority interest in subsidiary's loss                               (55,100)    (1,627,736)
      Gain on sale of product lines                                       (563,307)
      Asset write off for restructuring charge                             240,588
      Depreciation and amortization                         419,933        548,702      1,055,545
      (Increase) decrease in receivables                  4,158,984      5,088,368      7,201,693
      (Increase) decrease in income taxes receivable        197,327      1,137,691     (1,121,404)
      (Increase) decrease in inventories                   (364,976)     4,120,192      9,428,769
      (Increase) decrease in deferred income taxes          (20,429)        29,621           (260)
      (Increase) decrease in other current assets           144,485        303,868        723,755
      (Increase) decrease in other assets                    37,301        126,564        364,019
      Increase (decrease) in accounts payable
        and accrued expenses                             (4,284,459)       683,560     (4,684,857)
                                                        -----------    -----------    -----------
  Net cash provided (used) by operating activities        1,714,125     11,875,362      7,913,497
                                                        -----------    -----------    -----------

Cash flows from investing activities:
  Capital expenditures                                      (73,906)      (249,124)      (341,863)
                                                        -----------    -----------    -----------
  Net cash provided (used) by investing activities          (73,906)      (249,124)      (341,863)
                                                        -----------    -----------    -----------

Cash flows from financing activities:
  Net loans (repayments) under line of credit                           (3,000,000)   (4,949,266)
  Proceeds from sale of product line                                       750,000
  Proceeds from exercises of stock options                                               150,000
  Dividends paid                                                                        (413,959)
  Purchases and retirement of parent common stock        (9,658,024)      (436,980)     (517,079)
  Purchases and retirement of subsidiary shares            (270,369)    (5,019,882)
                                                         ----------    -----------    -----------
  Net cash provided (used) by financing activities       (9,928,393)    (7,706,862)    (5,730,304)
                                                         ----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents     (8,288,174)     3,919,376      1,841,330
Cash and cash equivalents at beginning of year           10,485,189      6,565,813      4,724,483
                                                        -----------    -----------    -----------
Cash and cash equivalents at end of year                $ 2,197,015    $10,485,189    $ 6,565,813
                                                        ===========    ===========    ===========

Supplemental disclosures of cash flow information:

  Cash paid during the year:
    Interest                                                $53,360        $17,750       $446,615
    Income taxes                                           $199,138        $23,401       $142,865
  Noncash activity during the year:
    Disposition of fixed assets                          $1,476,120
    Dividend declaration                                 $1,210,296


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         NITCHES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Description of Business:

     Effective December 1, 1995, the Company amended its Articles of Incorporation to change the Company's name from Beeba's Creations, Inc. to Nitches, Inc. Effective December 22, 1995, the Company's stock symbol on NASDAQ was changed to "NICH".

     Nitches, Inc. (the "Company") was organized in 1971 and has been a wholesale importer and distributor primarily of women's sportswear manufactured to its specifications and distributed in the United States under Company brand labels and private retailer labels since 1973.

2.   Summary of Significant Accounting Policies:

Principles of Consolidation:
     The consolidated financial statements include the accounts of Nitches, Inc. and its subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

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

                         NITCHES, INC. AND SUBSIDIARIES

2.   Summary of Significant Accounting Policies: (continued)

     The weighted average number of common shares and common share equivalents outstanding for primary and fully diluted earnings per share was 1,226,774 and 1,256,467, respectively, for fiscal 1996, 2,438,874 for fiscal 1995, and 2,573,132 for fiscal 1994.

Revenue Recognition:
     The Company recognizes revenue as of the date merchandise is shipped to its customers.

Cash Flow Statement:
     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Reclassifications:
     Certain prior amounts have been reclassified to conform with the 1996 presentation.

Estimates:
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   Inventories:

                                              August 31,
                                     --------------------------
                                         1996          1995
                                         ----          ----
     Fabric and trim                  $  818,502     $1,316,292
     Finished goods                    6,225,996      5,363,230
                                      ----------     ----------
                                      $7,044,498     $6,679,522
                                      ==========     ==========

                NITCHES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


4.   Furniture, Fixtures and Equipment:

                                              August 31,
                                        -----------------------
                                          1996            1995
                                          ----            ----
     Leasehold improvements             $287,526       $  358,146
     Computer equipment                  421,330          826,324
     Vehicles                             37,956          159,118
     Furniture, fixtures and
      other equipment                     74,476          879,917
                                        --------       ----------
                                         821,288        2,223,505
     Less accumulated depreciation
      and amortization                   506,815        1,816,288
                                        --------       ----------
                                        $314,473       $  407,217
                                        ========       ==========


5.   Notes Payable:

     During fiscal year 1996, 1995, and 1994, pursuant to the terms of agreements between Nitches and a financial institution, Nitches sold a majority of its trade accounts receivable to the financial institution on a pre-approved, non-recourse basis. The Company may request advances in anticipation of customer collections at the lender's prime rate less one half percent and open letters of credit through the lender, all of which are collateralized by all of the Company's assets. Notes payable and contingent liabilities for irrevocable letters of credit outstanding are as follows:

                                             August 31,
                                      -------------------------
                                        1996           1995
                                        ----           ----
     Contingent liabilities for
      irrevocable letters of credit   $ 5,849,134   $10,746,558
     Weighted average interest rate
      for the year                           8.45%         8.75%



6.   Accounts Payable and Accrued Expenses:

                                                August 31,
                                          ---------------------
                                           1996          1995
                                           ----          ----
    Trade accounts and other payables   $4,637,741    $7,252,725
    Accrued bonuses, commissions and
     other payroll related expenses        721,309     1,180,489
                                        ----------    ----------
                                        $5,359,050    $8,433,214
                                        ==========    ==========

                  NITCHES, INC. AND SUBSIDIARIES

7.   Income Taxes:

     The components of the provision for income taxes are as follows:

                                   Year ended August 31,
                         ---------------------------------------
                             l996           1995          1994
                             ----           ----          ----
Current:
  Federal                ($123,599)    ($319,212)    ($1,362,706)
  State                     22,292       (29,808)          1,600
                         ---------     ---------     -----------
                          (101,307)     (349,020)     (1,361,106)
                         ---------     ---------     -----------
Deferred:
  Federal                  277,154        32,559          53,821
  State                    102,870        47,405          44,919
                         ---------     ---------     -----------
                           380,024        79,964          98,740
                         ---------     ---------     -----------
                          $278,717     ($269,056)    ($1,262,366)
                         =========     =========     ===========



     Net deferred income taxes included in current assets in the balance sheet at August 31, 1996 and 1995 consist of the tax effects of temporary differences related to the following:

                                        August 31,
                                  ---------------------
                                   1996           1995
                                   ----           ----
Inventories                       $349,005     $436,027
Sales return and doubtful
  account reserve                  181,582      149,726
Restructuring reserve              102,170      681,408
Tax loss carryforward            1,098,972      979,864
Accrued vacation and bonuses       201,650
All other items                      5,021      212,512

Less valuation allowance          (438,298)    (979,864)
                                ----------   ----------
Deferred tax assets-current     $1,500,102   $1,479,673
                                ==========   ==========

                         NITCHES, INC. AND SUBSIDIARIES

7.   Income Taxes: (continued)
         The valuation allowance for deferred tax assets decreased by $541,566 in fiscal 1996 due to the utilization on a consolidated basis of deferred tax deductions generated by the Company.

         The long term deferred income tax liability included on the balance sheet at August 31, 1996 and 1995 of $1,095,858 relates to the gain recognized for financial statement purposes in connection with the initial public stock offering of the Company's Body Drama subsidiary in 1991.

     The Company's Body Drama subsidiary has a Federal income tax net operating loss carryforward of approximately $1.6 million which expires in 2009. The Federal tax loss may be utilized only by Body Drama. The Company has a federal consolidated net operating loss carryforward of approximately $498,000 which expires in 2010. This federal tax loss may be utilized by the consolidated group.

     The Company has various combined state income tax net operating loss carryforwards which expire in 1999. The benefit of the loss carryforwards has been fully reserved as of August 31, 1996.

     Differences between the statutory Federal income tax rate and the effective tax rate are as follows:

                                                      Year ended August 31,
                                                     -------------------------
                                                     1996      1995      1994
                                                     ----      ----      ----

Statutory rate                                      34.0%     34.0%     34.0%
State income taxes, net of
  Federal benefit                                    4.8       6.6       6.6
(Reduction) increase in valuation
  allowance for deferred tax assets                (28.7)    197.8     (18.9)
Foreign subsidiaries tax effect                      3.6
Other items                                          2.7       7.2      (1.7)
                                                   -----     -----      ----
Effective rate                                      16.4%    245.6%     20.0%
                                                   =====     =====      ====


     During fiscal 1996, the Company received a Revenue Agent's Report ("RAR") from the Internal Revenue Service in connection with the audit of the Company's federal income tax returns for fiscal years 1992 through 1994. In the RAR, the agent has challenged the timing and deductibility of various deductible items, some of which are significant. Based upon its review to

                         NITCHES, INC. AND SUBSIDIARIES
date, the Company expects to contest substantially all the proposed adjustments and believes it will prevail on all material items. The Company anticipates that any adjustments made to its reported taxable income for the years under the audit will be absorbed by a reduction in the deferred tax liability reflected in the accompanying balance sheet and therefore any such assessments, exclusive of related interest, will not have a material adverse impact on the financial position of the Company.

8.   Employee Benefit Plans:

         The Company has employee benefit plans, including a 401(k) Savings Plan, whereby employees may make investments in various independent funds and Company stock. The Company may match employee contributions to this Plan on a discretionary basis or contribute on a profit sharing basis. The Company's matching contributions to this Plan amounted to $0, $9,696 and $223,788 in fiscal 1996, 1995 and 1994, respectively. The Company's profit sharing contribution to this Plan amounted to $192,857 in fiscal 1996.

9.   Stock Options:

         The Company's Incentive Stock Option Plan for Key Employees expired in May 1995, and no shares were available for grant as of August 31, 1996. Options were granted at prices not less than the fair market value of the shares at the date of grant and generally become exercisable at the rate of twenty percent per year commencing one year after the date of grant. At August 31, 1996, 28,335 options were exercisable under this Plan. Transactions under this Plan during fiscal 1996, 1995 and 1994 were as follows:

                                   Number of      Option Price
                                     Shares         Per Share
                                   ---------      ------------
  Outstanding options at
    September 1, 1993               181,873      $5.00 - $ 9.00

  Options forfeited                 (51,500)     $5.00 - $ 9.00
                                    -------
  Outstanding options at
    August 31, 1994                 130,373      $5.00 - $ 9.00

  Options forfeited                 (31,973)     $5.00 - $ 9.00
                                    -------
  Outstanding options at
    August 31, 1995                  98,400      $6.50 - $ 9.00

  Options expired                   (60,950)         $6.50
  Options forfeited                  (9,115)     $6.50 - $ 9.00
                                   --------
  Outstanding options at
    August 31, 1996                  28,335      $6.50 - $ 9.00
                                   ========

                         NITCHES, INC. AND SUBSIDIARIES

9.   Stock Options: (continued)

     The Company adopted two non-qualified option plans for directors, officers, and key employees. Options under these Plans were granted at fair market value and generally become exercisable over a two to five year period. The Company has reserved an aggregate of 300,000 shares for issuance under these Plans. As of August 31, 1996, options for 153,000 shares issued under these Plans had been exercised and options for 147,000 remained outstanding. Transactions under these Plans during fiscal 1996, 1995, and 1994 were as follows:

                                   Number of      Option Price
                                     Shares         Per Share
                                   ---------      ------------
  Outstanding options at
    September 1, 1993               100,000          $1.50

  Options exercised                (100,000)         $1.50
                                   ---------
  Outstanding options at
    August 31, 1994                       0

  Outstanding options at
    August 31, 1995                       0

  Options granted                   147,000          $4.25
                                   ---------
  Outstanding options at
    August 31, 1996                 147,000          $4.25
                                   =========



     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which requires the Company to adopt disclosure provisions for stock-based compensation effective September 1, 1996. The standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation is measured at the grant date based on the fair value of the award and is recognized over the services period, which is usually the vesting period. This standard encourages rather than requires companies to adopt the fair value method of accounting for employee stock-based transactions. The Company is permitted, and has elected to continue to account for such transactions under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," but will be required to disclose in the future pro forma net income and net income per share as if the new method of accounting had been applied.

                         NITCHES, INC. AND SUBSIDIARIES

10.  Leases:

     The Company has lease commitments expiring at various dates, principally for real property and equipment. At August 31, 1996, the aggregate minimum rental commitments for all non-cancelable leases having initial or remaining terms of one or more years are as follows:

        Year ending August 31,
        ----------------------
              1997                      $505,513
              1998                       332,160
              1999                       332,160
              2000                       166,080
              2001                             0
                                      ----------
                                      $1,335,913
                                      ==========


         In connection with the sale of certain product lines in August 1995 (see Note 12) the Company subleased a portion of one of its New York showroom facilities. Because of the general market condition within the apparel industry and the financial condition of the sublessee, no amounts for sublease revenues have been included in the above schedule.

     The Company's leases for real property are generally subject to rent escalation based on increases in the consumer price or other indices with certain minimum and maximum increases. Rent expense was approximately $742,000, $1,431,000 and $2,378,000, during fiscal 1996, 1995 and
1994, respectively.

11.  Significant Customers:

     One customer accounted for 10.4% of the Company's net sales in fiscal 1996. No customer accounted for 10% or more of total sales in 1995 or 1994.

12.  Sale of Product Lines:

         On August 22, 1995, the Company sold various assets associated with its junior, girls and maternity product lines for an initial cash payment of $750,000 and a five-year note for $950,000. The Company recorded a $563,307 pretax gain from the transaction. Because of the general market conditions within the apparel industry and the financial condition of the buyer, the Company accounted for the $950,000 note on a cost recovery basis and will record revenue when the buyer makes payments on the note. Accordingly, no amounts associated with this note receivable have been recorded in the accompanying financial statements and no collections on the note were received through August 31, 1996.

                         NITCHES, INC. AND SUBSIDIARIES

         In connection with that sale, the Company executed an agreement whereby the buyer acted as an independent sales representative for the Company through October 31, 1995, on which date the buyer purchased the Company's remaining inventory of the product lines at the Company's cost of $4,351,018. The buyer was also granted an exclusive, world-wide license to use various trade names registered by the Company for the product lines.

         On October 31, 1995, the Company ceased purchasing garments which had previously been sold under the trade names licensed to buyer. The Company's sales of these products amounted to $3 million, $21 million, and $42 million in fiscal 1996, 1995 and 1994, respectively.

13.  Restructuring Charge:

         In the fourth quarter of fiscal 1995, the Company implemented a strategy to eliminate unprofitable and marginal product lines, reduce its work force, dispose of excess equipment and consolidate its operations. As a result of this strategy, restructuring charges were incurred which reduced pretax operating income by approximately $1.8 million. The restructuring charges include approximately $890,000 for employee terminations and related severance packages, $610,000 for lease write-offs and $300,000 for fixed asset write-offs. At August 31, 1995, the remaining balance in the restructuring reserve, which was included in trade accounts and other payables, was approximately $1.5 million. Amounts charged against this liability during fiscal year ended August 31, 1996 include employee severance payments ($709,000), lease and related facility payments ($445,000) and other items ($152,000). The balance of this restructuring reserve was approximately $232,000 at August 31, 1996.

14.  Acquisition of Subsidiary Shares:

         In fiscal 1995, the Company's Body Drama subsidiary acquired 1,446,921 shares of its stock through a tender offer at $2.93 per share. The total cost of these shares was approximately $4.9 million, which includes expenses specifically associated with the tender offer, including the costs of defense for a related class action suit filed against Body Drama, the Company and several of its officers and directors (see Note 15). On November 30, 1994, the Company acquired the remaining 128,079 outstanding shares of Body Drama at $2.93 per share. The aggregate cost of the shares, which includes legal and other costs incurred in connection with the purchase, was $405,470.

                         NITCHES, INC. AND SUBSIDIARIES

15.  Litigation:

         On August 8, 1994, a class action lawsuit was filed in the San Diego Superior Court against the Company, its Body Drama subsidiary and certain former and present directors and officers of Body Drama seeking to enjoin Body Drama's tender offer for its shares and to recover certain unspecified damages on the basis of alleged breaches of fiduciary duty by the defendants. The Company has settled this action in exchange for a payment which the Company believes is equal to the minimum legal fees that it would have incurred if it chose to defend the litigation to a final verdict. As part of the settlement, the action was dismissed with prejudice, and the plaintiffs are now prohibited from bringing a new suit against the Company on the same cause of action, just as if the action had been prosecuted to a final verdict with judgment against the plaintiff.

16.  Acquisition of Trademark:

         In fiscal 1993, the Company's Body Drama subsidiary acquired various intangible assets, including the Gaviota trademark, for $700,000. The intangible assets are being amortized on a straight-line basis over their estimated useful lives, which range from one to five years. The remaining unamortized intangible assets, including the Gaviota trademark, at August 31, 1996 of $165,442 are included in "Other assets".

17.  Tender offer and related party transactions:

         On September 1, 1995, the Company purchased and retired approximately 1,200,000 shares of its common stock at $8 per share in connection with a tender offer by the Company. The tender offer included the repurchase of approximately 458,000 shares owned by six of the Company's officers and directors. The aggregate cost of the shares, including legal and other costs associated with the tender offer, was approximately $9.7 million.

         In October 1995, the Company began renting a 30,000 square foot warehouse and office building from Kuma Sport, Inc., which is 40% owned by Mr. Arjun Waney, the Chairman of Nitches. The Company pays rent of $15,000, on a month-to-month basis, which it believes is consistent with the fair market value of the facility. Nitches is also purchasing labor and administrative items from Kuma Sport on a monthly basis, as needed, basis at rates it believes are consistent with fair market rates. The Company purchased inventory, labor and administrative items for $1,229,786, $692,239, and $555,614, respectively, from Kuma Sport, Inc. in the fiscal year ending August 31, 1996.

                         NITCHES, INC. AND SUBSIDIARIES

18.  Employment agreements:

     In May 1995, the Company entered into Employment Agreements with two key executives which expire on August 31, 1998. In addition to a base salary, each executive is entitled to receive a bonus equal to a percentage of pretax net income (exclusive of the bonus) over specified levels for fiscal 1996, 1997 and 1998. In the event that any one of the executives is terminated without cause prior to the expiration of the Employment Agreement, the executive will receive the salary remaining through the end of the term of the Employment Agreement, a pro rata portion of any bonus and continuation of certain employee benefits. The aggregate amount due to the executives through August 31, 1998, excluding bonuses and employee benefits, is $710,000.

19.  Quarterly Results of Operations (Unaudited):

     The following is a summary of the quarterly results of operations for the years ended August 31, 1996 and 1995:

                                    Three months ended
                           ---------------------------------------
                             Nov. 30    Feb. 29   May 31   Aug. 31
                             -------    -------   ------   -------
                          (In thousands, except per share amounts)
Fiscal 1995:
    Net sales                $19,812   $21,227  $22,637  $20,170
    Gross profit               4,585     5,679    5,192    5,116
    Net income (loss)            (75)      468       51     (229)
    Net income (loss)
      per common share          (.03)      .19      .02     (.10)
Fiscal 1996:
    Net sales                $13,334   $16,032  $14,991  $10,024
    Gross profit               3,104     4,829    3,936    2,116
    Net income (loss)           (151)    1,170      519     (111)
    Net income (loss) per
      common share
        Primary                 (.13)      .97      .42     (.09)
        Fully diluted           (.13)      .97      .41     (.09)

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required as to this Item is incorporated herein by reference from the data under the caption "Election of the Directors of the Company and Information Concerning Directors and Executive Officers of the Company" in the Proxy Statement ("1996 Proxy Statement"), to be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held in December 1996, to be filed with the Commission in November 1996.


ITEM 11.  EXECUTIVE COMPENSATION.

     The information required as to this Item is incorporated herein by reference from the data under the caption "Compensation and Benefits" in the 1996 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required as to this Item is incorporated herein by reference from the data under the caption "Principal Shareholders" in the 1996 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required as to this Item is incorporated herein by reference from the data under the caption "Certain Transactions" in the 1996 Proxy Statement.

                              PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of this report:

     1. The following consolidated financial statements of the Registrant are included as part of this report:

     Consolidated Balance Sheets as of August 31, 1996 and 1995;

     Consolidated Statements of Operations for the years ended
         August 31, 1996, 1995 and 1994;

     Consolidated Statements of Shareholders' Equity for the years ended August 31, 1996, 1995 and 1994;

     Consolidated Statements of Cash Flows for the years ended
         August 31, 1996, 1995 and 1994;

     Notes to Consolidated Financial Statements; and

     Independent Auditors' Report.

     2. The following financial statement schedules of the Registrant are included as part of this report:

         Report of independent auditors on financial statement schedules

     Schedule II - Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because they are not required, are inapplicable or the information is otherwise shown in the financial statements or notes thereto.

     3. The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K:

     2.1 Agreements and Plan of Reorganization dated November 9, 1994 by and among Body Drama, Inc., Beeba's Acquisition, Inc. and the Company (7)

     3.1   Articles of Incorporation of the Company, as amended (5)

     3.2   Bylaws of the Company, as amended (1)

     4     See 3.1 and 3.2, above

     10    Material Contracts:

           10.3.2  Incentive Stock Option Plan as amended October 3, 1989 (3)

           10.3.3  Executive Option Plan adopted October 3, 1989, as amended (9)

           10.5.12 Lease Agreement between the Company and Broadway and 41st Associates Limited Partnership dated August 17, 1989 (2)

           10.6    Form of Indemnification Agreement for Officers and Directors
                   (6)

           10.12   Employee Stock Purchase Plan (5)

           10.28 Management Services Agreement between the Company and Body Drama, Inc. dated October 9, 1991 (4)

           10.29 Documents concerning offer to purchase Registrant's shares pursuant to a Tender Offer dated July 20, 1995 (8)

           10.30 Asset Purchase Agreement and related agreements between the Company and Design and Source Holding Company, Ltd. effective July 1, 1995 (10)

           10.31 Employment Agreement dated May 9, 1995 between the Company and Arjun C. Waney (10)

           10.32 Employment Agreement dated May 9, 1995 between the Company and Steven P. Wyandt (10)

     11 Computation of earnings per share

                  See Note 2 of Notes to Consolidated Financial Statements

     21    Subsidiaries of the Registrant (5)

     23    Consent of Independent Certified Public Accountants

     24 Power of Attorney regarding authority to sign documents to be filed with the Commission (5)

     27    Financial Data Schedule

(b)      Exhibits and Reports on Form 8-K.

         None



--------------------------

Footnotes:

(1) Incorporated by reference from Registrant's Form 10-K filed on November 23, 1988 for the fiscal year ended August 31, 1988.

(2) Incorporated by reference from Registrant's Form 10-K filed on November 21, 1989 for the fiscal year ended August 31, 1989.

(3) Incorporated by reference from Registrant's Definitive Proxy Statement dated December 12, 1989 and filed on December 14, 1989.

(4) Incorporated by reference from Form S-1 filed on August 26, 1991 by Body Drama, Inc., Commission file number 33-42417, Exhibit 10.2.

(5) Incorporated by reference from Registrant's Form 10-K filed on November 21, 1991 for the fiscal year ended August 31, 1991.

(6) Incorporated by reference from Registrant's Form 10-K filed on November 23, 1992 for the fiscal year ended August 31, 1992.

(7) Incorporated by reference from Registrant's Form 10-Q filed on January 4, 1995 for the quarter ended November 30, 1994.

(8)      Incorporated by reference from Schedule 13E-4 filed on July 20, 1995.

(9) Incorporated by reference from Registrant's Definitive Proxy Statement filed October 25, 1995 for the fiscal year ended August 31, 1995.

(10) Incorporated by reference from Registrant's Form 10-K filed on November 3, 1995 for the fiscal year ended August 31, 1995.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date:  November 18, 1996

                                  NITCHES, INC.




                        By:          Steven P. Wyandt
                           ________________________________________
                                Steven P. Wyandt, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  Steven P. Wyandt         President and            November 18, 1996
_______________________    Chief Executive
  Steven P. Wyandt         Officer (Principal
                           Executive Officer and
                           Principal Financial
                           Officer) and Director



  Arjun C. Waney           Director                 November 18, 1996
_______________________
  Arjun C. Waney



  Eugene B. Price II       Director                 November 18, 1996
_______________________
  Eugene B. Price II



  Luther A. Henderson      Director                 November 18, 1996
_______________________
  Luther A. Henderson



  William L. Hoese         Director                 November 18, 1996
_______________________
  William L. Hoese

Board of Directors and Shareholders
Nitches, Inc.
San Diego, California


We have audited the consolidated financial statements of Nitches, Inc. and its subsidiaries as of August 31, 1996 and 1995, and for each of the three years in the period ended August 31, 1996 and have issued our report thereon dated October 31, 1996; such consolidated financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated by reference. Our audits also included the financial statement schedule of Nitches, Inc. listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP

San Diego, California
October 31, 1996

                                                                   Schedule II

                                  NITCHES, INC.

                 Valuation and Qualifying Accounts and Reserves

                                                                   Additions
                                                             -----------------------
                                            Balance at       Charged to     Charged                          Balance
                                            Beginning        Costs and      To Other                         At End
                                             Of Year          Expenses      Accounts     Deductions          Of Year
                                           ----------        ----------     --------     ----------        ----------

Year ended August 31, 1994
    Allowance for doubtful accounts        $  348,000        $3,195,102                  $2,965,102        $  578,000
    Inventory markdown allowance           $  986,054        $4,409,755                  $3,816,809        $1,579,000

Year ended August 31, 1995
    Allowance for doubtful accounts        $  578,000        $2,315,267                  $2,493,267        $  400,000
    Inventory markdown allowance           $1,579,000        $2,975,245                  $4,127,245        $  427,000

Year ended August 31, 1996
    Allowance for doubtful accounts        $  400,000        $1,247,291                  $1,222,291        $  425,000
    Inventory markdown allowance           $  427,000        $  715,910                  $  809,910        $  333,000

                          EXHIBIT INDEX


Exhibit
Number    Exhibit
------    -------

 *2.1 Agreement and Plan of Reorganization dated November 9, 1994 by and among Body Drama, Inc., Beeba's Acquisition, Inc. and the Company

 *3.1     Articles of Incorporation of the Company, as amended

 *3.2     Bylaws of the Company, as amended

 *4     See 3.1 and 3.2, above

  10      Material Contracts:

 *10.3.2 Incentive Stock Option Plan as amended October 3, 1989 *10.3.3 Executive Option Plan adopted October 3, 1989, as amended

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

 *10.6    Form of Indemnification Agreement for Officers and Directors

 *10.12   Employee Stock Purchase Plan

 *10.28 Management Services Agreement between the Company and Body Drama, Inc. dated October 9, 1991

 *10.29 Documents concerning offer to purchase Registrant's shares pursuant to a Tender Offer dated July 20, 1995

 *10.30 Asset Purchase Agreement and related agreements between the Company and Design and Source Holding Company, Ltd. effective July 1, 1995

 *10.31   Employment Agreement dated May 9, 1995 between the Company and Arjun
          C. Waney

 *10.32   Employment Agreement dated May 9, 1995 between the Company and Steven
          P. Wyandt

 *11 Computation of earnings per share. See Note 2 of Notes to Consolidated Financial Statements

 *21      Subsidiaries of the Registrant

  23      Consent of Independent Certified Public Accountants

 Exhibit
Number    Exhibit

 *24 Power of Attorney regarding authority to sign documents to be filed with the Commission

  27      Financial Data Schedule


* Incorporated by reference; see page 40.