Form 10-Q
period 1996-11-30
NITCHES INC
filed 1997-01-14
CIK 772263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------


                                    FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 1996

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


As of January 13, 1997, 1,210,296 shares of the Registrant's common stock were outstanding.

                                  Page 1 of 13

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                         NITCHES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                   November 30,      August 31,
                                                      1996              1996
                                                   -----------       -----------
                                                   (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                       $   722,396        $ 2,197,015
  Receivables:
    Trade accounts, less allowances
      ($638,000 at November 30, 1996
      and $425,000 at August 31, 1996)              7,816,770          6,081,880
    Income taxes receivable                            89,738            261,462
    Due from affiliates and employees                  23,116            140,418
                                                  -----------        -----------
                                                    7,929,624          6,483,760

  Inventories, net                                  5,632,885          7,044,498
  Deferred income taxes                             1,500,102          1,500,102
  Other current assets                                443,531            342,229
                                                  -----------        -----------
  Total current assets                             16,228,538         17,567,604

Furniture, fixtures and equipment, net                298,617            314,473
Other assets                                          230,886            296,608
                                                  -----------        -----------
                                                  $16,758,041        $18,178,685
                                                  ===========        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and
    accrued expenses                              $ 3,893,594        $ 5,359,050
                                                  -----------        -----------
  Total current liabilities                         3,893,594          5,359,050

Deferred income taxes                               1,095,858          1,095,858
Shareholders' equity:
  Preferred stock, no par value,
    25,000,000 shares authorized
  Common stock, no par value,
    50,000,000 shares authorized;
    issued and outstanding (1,210,296
    at November 30, 1996 and
    at August 31, 1996)                             2,657,882          2,658,400
  Retained earnings                                 9,110,707          9,065,377
                                                  -----------        -----------
  Total shareholders' equity                       11,768,589         11,723,777
                                                  -----------        -----------
                                                  $16,758,041        $18,178,685
                                                  ===========        ===========

                         NITCHES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                Three months ended November 30,
                                               --------------------------------
                                                   1996                1995
                                               ------------        ------------
Net sales                                      $ 13,666,246        $ 13,333,684

Cost of goods sold                               10,771,714          10,229,868
                                               ------------        ------------

Gross profit                                      2,894,532           3,103,816

Expenses:
  Selling, general and
    administrative                                2,848,549           3,430,127
                                               ------------        ------------

Income (loss) from operations                        45,983            (326,311)
Interest income                                      23,668              96,827
Interest expense                                       (974)
                                               ------------        ------------

Income (loss) before income taxes                    68,677            (229,484)
Provision (benefit) for income taxes                 23,347             (78,025)
                                               ------------        ------------

Net income (loss)                              $     45,330        ($   151,459)
                                               ============        ============

Net income (loss) per share                    $        .04        ($       .13)
                                               ============        ============

Weighted average number of
  shares outstanding                              1,270,214           1,210,296
                                               ============        ============

                         NITCHES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                Three months ended November 30,
                                                -------------------------------
                                                   1996                 1995
                                                -----------        ------------
Net cash provided (used) by
  operating activities                          $  (238,861)       $  1,055,322
                                                -----------        ------------

Cash flows from investing activities:
  Capital expenditures                              (24,944)            (53,933)
                                                -----------        ------------

  Net cash provided (used) by
    investing activities                            (24,944)            (53,933)
                                                -----------        ------------

Cash flows from financing activities:
  Dividends paid                                 (1,210,296)
  Proceeds from exercise
    of stock options                                                      5,152
  Purchases and retirement of
    subsidiary shares by subsidiary                    (518)            (10,369)
  Purchases and retirement of
    parent common stock                                              (9,664,221)
                                                -----------        ------------
  Net cash provided (used) by
    financing activities                         (1,210,814)         (9,669,438)
                                                -----------        ------------

Net (decrease) in cash and
  cash equivalents                               (1,474,619)         (8,668,049)

Cash and cash equivalents
  at beginning of period                          2,197,015          10,485,189
                                                -----------        ------------
Cash and cash equivalents
  at end of period                              $   722,396        $  1,817,140
                                                ===========        ============



Supplemental disclosures of cash flow information:
Cash paid during the period:

    Interest                                    $    11,176
    Income taxes                                                   $      5,500

                         NITCHES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


1. Effective December 22, 1995, the Company amended its Articles of Incorporation to change the Company's name from Beeba's Creations, Inc. to Nitches, Inc. Effective December 22, 1995, the Company's stock trading symbol on NASDAQ was changed to "NICH".

2. Condensed Financial Statements:

     The consolidated balance sheet as of November 30, 1996, and the consolidated statements of operations and the condensed consolidated cash flow statements for the three months ended November 30, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at November 30, 1996 and for all periods presented have been made. The results of operations for the periods ended November 30, 1996 and 1995 are not necessarily indicative of the operating results for the full years.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 1996 audited financial statements.

3. Earnings Per Share:

     At November 30, 1996, common stock equivalents for options were included in the weighted average number of shares outstanding. At November 30, 1995, outstanding options were either antidilutive or diluted earnings per share by less than 3%, and, accordingly, were not included in the weighted average number of shares outstanding for the period.

4. Inventories:

                                      November 30,      August 31,
                                         1996             1996
                                      ----------       ----------
               Fabric and trims       $1,013,182       $  818,502
               Finished goods          4,619,703        6,225,996
                                      ----------       ----------
                                      $5,632,885       $7,044,498
                                      ==========       ==========

                         NITCHES, INC. AND SUBSIDIARIES

5. Contingent Liabilities:

     At November 30, 1996, the Company had agreements with a financial institution pursuant to which the Company sold a majority of its trade accounts receivable to the financial institution on a pre-approved non-recourse basis. The Company may request advances in anticipation of customer collections at the lender's prime rate less one half percent and open letters of credit through the lender, all of which are collateralized by all of the Company's assets. Contingent liabilities for irrevocable letters of credit outstanding are as follows:


                                         November 30,   August 31,
                                             1996          1996
                                         -----------    ----------
     Contingent liabilities for
       irrevocable letters of credit     $5,942,386     $ 5,849,134

6. Restructuring Reserve:

     In the fourth quarter of fiscal 1995, the Company recorded a restructuring charge of $1.8 million, of which approximately $1.5 million was accrued in trade accounts and other payables at August 31, 1995 and $300,000 for fixed asset write-offs. Amounts charged against this liability in the first quarter of fiscal 1997 include employee severance payments ($4,500) and other miscellaneous items ($12,500). The balance of this restructuring reserve was approximately $215,000 at November 30, 1996.

7. Tender Offer and related party transactions:

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

                         NITCHES, INC. AND SUBSIDIARIES

7. Tender offer and related party transactions: (continued)

     In October 1995, the Company began renting warehouse and office facilities from Kuma Sport, Inc., which is 40% owned by Mr. Arjun C. Waney, the Chairman of Nitches, Inc. The Company pays rent of $15,000 on a month-to-month basis, which it believes is consistent with the fair market value of the facility. Nitches is also purchasing labor and administrative items from Kuma Sport on a monthly basis, as needed, at rates which it believes are consistent with fair market rates. The Company purchased labor and administrative items for approximately $440,000 in the first quarter of fiscal 1997.

8. Major Customers:

     Three customers accounted for 20.1%, 10.8%, and 10.5%, respectively, of the Company's net sales in the quarter ended November 30, 1996. One customer accounted for 16.1% of net sales in the quarter ended November 30, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Net sales for the three months ended November 30, 1996 increased $332,562, or 2.5%, as compared to the three months ended November 30, 1995. The increase in the current quarter was due to a 23% decrease in the number of garments sold offset by a 40% increase in the average selling price per garment. The higher selling price per garment is a result of the Company's shifting product mix to higher priced and cost niche products such as the Activewear Division which markets jog suits. The quarterly results for the period ended November 30, 1995 included $2.9 million in sales attributable to product lines which the Company subsequently sold to an unrelated buyer. The Company stopped selling those garments on October 31, 1995.

     The gross margin of 21.2% for the first quarter of fiscal 1997 decreased from the 23.3% gross margin reported for the first quarter of last year. The decrease was attributable to a 38.3% increase in the average cost per garment as a result of the Company's shifting product mix as mentioned above. The Company's product mix is constantly changing to reflect the changing seasons and fashion trends. Consequently, gross margins are likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same quarter of prior fiscal years.

     Selling, general and administrative expenses decreased in dollar amount from $3.4 million for the first quarter of last year to $2.8 million for the current quarter and decreased as a percent of sales from 25.7% for the first quarter of last year to 20.8% for the current quarter. The decrease in dollar amount and as a percentage of sales reflects the Company's restructuring to decrease overhead which resulted in lower salary, commission and rent expense.

Liquidity and Capital Resources

     The Company used approximately $239,000 of cash from operations in the first quarter of fiscal 1997, primarily for the normal seasonal purchase of inventory, and on September 30, 1996, the Company paid a special dividend of $1.00 per share amounting to approximately $1.2 million. This accounts for substantially all the decrease in the Company's cash balance from $2.2 million at August 31, 1996 to $.7 million at November 30, 1996.

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

     At November 30, 1996, the Company had agreements with a financial institution pursuant to which the Company sold a majority of its trade accounts receivable to the financial institution on a pre-approved non-recourse basis. The Company ships the non-financed portion of the merchandise to customers and attempts to make those shipments on a COD basis or ensure that the customer's payments are backed by a commercial or standby letter of credit issued by the customer's bank. The amount of the Company's receivables which were not sold to the financial institution and were not made on a COD basis or supported by commercial or standby letters of credit at November 30, 1996 was approximately $3,366,000 of which $1,931,000 has been collected through January 10, 1997.

     Payment for receivables which are sold to the financial institution is made at the time customers make payment to the financial institution or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date. The Company may request advances in anticipation of customer collections at the lender's prime rate less one half percent and open letters of credit through the lender up to $20 million. The amount of such borrowings, including a portion of outstanding letters of credit, are limited to certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company and are collateralized by all of the assets of the Company. At November 30, 1996, the Company had outstanding letters of credit of $5,942,386 which had been opened through the financial institution. There were no cash borrowings outstanding from the financial institution as of November 30, 1996. Under these agreements, the Company is required to maintain $9 million in net worth and $8.5 million in working capital. The Company's working capital was $12.3 million as of November 30, 1996.

     The Company is not aware of any trends or other matters which will, or are reasonably likely to, result in its liquidity materially increasing or decreasing.

Inventory

     The experience of the Company demonstrates that, in its ordinary course of operations, a portion of the Company's sales may be made below its normal selling prices or below cost subsequent to November 30, 1996. However, the amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

     The Company's inventory decreased from $7.0 million at November 30, 1995 to $5.6 million at November 30, 1996. The Company has established an inventory markdown reserve as of November 30, 1996, which management believes will be sufficient for current inventory that is expected to be sold below cost in the future. There can be no assurance that the Company will realize its expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of November 30, 1996 for which customer sales orders have not yet been received.

Backlog

     At November 30, 1996, the Company had unfilled customer orders of $16.1 million compared to $22.1 million of such orders at November 30, 1995, with such orders generally scheduled for delivery by April 1997 and May 1996, respectively. These amounts include both confirmed orders and unconfirmed orders which the Company believes, based on industry practice and past experience, will be confirmed. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at November 30, 1996.

     However, in the present quarter, management believes the decrease in backlog is primarily attributable to a general trend in the retail industry toward shorter order lead times, particularly in dresses. The Company has decided not to produce inventory in anticipation of customer orders or in an amount equaling last year's sales. Therefore, unless the Company receives significant customer orders over the next two quarters, the shortfall in backlog will result in a reduction in sales and profits for the rest of the fiscal year as compared to last fiscal year.


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

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K:

     2.1 Agreement and Plan of Reorganization dated November 9, 1994 by and among Body Drama, Inc. Beeba's Acquisition, Inc. and the Company (7)

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

     10.31 Employment Agreement dated May 9, 1995 between the Company and Arjun C. Waney (10)

     10.32 Employment Agreement dated May 9, 1995 between the Company and Steven P. Wyandt (10)

     11 Computation of earnings per share. See Note 2 of Notes to Consolidated Financial Statements

     24 Power of Attorney regarding authority to sign documents to be filed with the Commission (5)

     27        Financial Data Schedule

(b)  There were no reports on Form 8-K during this period.

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




                                             NITCHES, INC.
                                    ---------------------------------
                                              Registrant



January 13, 1997                By:  /s/    Steven P. Wyandt
                                    ---------------------------------
                                            Steven P. Wyandt
                                  As Principal Financial Officer and
                                    on behalf of the Registrant