Form 10-Q
period 1997-02-28
NITCHES INC
filed 1997-04-11
CIK 772263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               _________________


                                   FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 1997

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

As of April 11, 1997, 1,210,296 shares of the Registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                         NITCHES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                         February 28,   August 31,
                                             1997          1996
                                         -----------    -----------
                                         (Unaudited)

                               ASSETS
Current assets:
  Cash and cash equivalents              $    17,399    $2,197,015
  Receivables:
    Trade accounts, less allowances
      ($571,000 at February 28, 1997 and
       $425,000 at August 31, 1996)        7,494,251     6,081,880
    Income taxes receivable                   54,598       261,462
    Due from affiliates and employees         86,838       140,418
                                         -----------   -----------
                                           7,635,687     6,483,760

  Inventories, net                         7,275,833     7,044,498
  Deferred income taxes                    1,500,102     1,500,102
  Other current assets                       567,569       342,229
    Total current assets                  16,996,590    17,567,604

Furniture, fixtures and equipment, net       267,869       314,473
Other assets                                 165,166       296,608
                                         -----------   -----------
                                         $17,429,625   $18,178,685
                                         ===========   ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and
    accrued expenses                      $4,061,737    $5,359,050
  Notes payable                              485,241
                                         -----------   -----------
    Total current liabilities              4,546,978     5,359,050

Deferred income taxes                      1,021,098     1,095,858
Shareholders' equity:
  Preferred stock, no par value,
    25,000,000 shares authorized
  Common stock, no par value,
    50,000,000 shares authorized;
    1,210,296 issued and outstanding       2,657,818     2,658,400
  Retained earnings                        9,203,731     9,065,377
                                         -----------   -----------
    Total shareholders' equity            11,861,549    11,723,777
                                         -----------   -----------
                                         $17,429,625   $18,178,685
                                         ===========   ===========

                                       2

                         NITCHES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)




                          Second quarter ended        Six months ended
                       -------------------------  -------------------------
                       February 28, February 29,  February 28, February 29,
                           1997         1996          1997         1996
                       -----------  ------------  ------------ ------------

Net sales              $11,295,458  $16,032,039   $24,961,704  $29,365,723

Cost of goods sold       8,263,702   11,203,344    19,035,416   21,433,212
                        ----------   ----------    ----------   ----------
Gross profit             3,031,756    4,828,695     5,926,288    7,932,511

Expenses:
  Selling, general
   and administrative    2,840,746    3,396,507     5,689,295    6,826,634
                        ----------   ----------    ----------   ----------
Income from operations     191,010    1,432,188       236,993    1,105,877

Interest income             34,296       48,764        57,964      145,590
Interest expense           (84,358)      (9,575)      (85,332)      (9,575)
                        ----------   ----------    ----------   ----------
Income before income
  taxes                    140,948    1,471,377       209,625    1,241,892
Provision for income
  taxes                     47,924      301,566        71,271      223,541
                        ----------   ----------    ----------   ----------
Net income              $   93,024   $1,169,811    $  138,354   $1,018,351
                        ==========   ==========    ==========   ==========
Earnings per
  common share                $.07         $.97          $.11         $.84
                        ==========   ==========    ==========   ==========
Weighted average
  shares outstanding     1,246,544    1,210,296     1,258,958    1,210,296
                        ==========   ==========    ==========   ==========

                         NITCHES, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                     Six months ended February 28 and 29
                                     -----------------------------------
                                           1997               1996
                                       -----------        -----------
Net cash used by
  operating activities                 $(1,418,865)       $(1,155,450)
                                       -----------        -----------
Cash flows from investing activities:
  Capital expenditures                    ( 35,114)          ( 55,156)
                                       -----------        -----------
  Net cash used by investing
    activities                            ( 35,114)          ( 55,156)
                                       -----------        -----------
Cash flows from financing activities:
  Dividends paid                        (1,210,296)
  Net borrowings under line of
    credit and short-term loan
    agreements                             485,241            656,749
  Proceed from exercise of stock
    options                                                     5,152
  Purchases and retirement of
    subsidiary shares                         (582)          (267,684)
  Purchases and retirement of
    parent common stock                                    (9,664,222)
                                       -----------        -----------
  Net cash used by financing
    activities                          (  725,637)        (9,270,005)
                                       -----------        -----------
Net decrease in cash and
  cash equivalents                     ( 2,179,616)       (10,480,611)

Cash and cash equivalents
  at beginning of period                 2,197,015         10,485,189
                                       -----------        -----------
Cash and cash equivalents
  at end of period                     $    17,399         $    4,578
                                       ===========         ===========


Supplemental disclosures of cash flow information:
  Cash paid during the period:
    Interest                               $86,087            $ 9,300
    Income taxes                           $89,160            $ 8,988



                         NITCHES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1. Effective December 1, 1995, the Company amended its Articles of Incorporation to change the Company's name from Beeba's Creations, Inc. to Nitches, Inc. Effective December 22, 1995, the Company's stock symbol on NASDAQ was changed to "NICH".

2.  Condensed Consolidated Financial Statements:

     The consolidated balance sheet as of February 28, 1997, and the consolidated statements of operations for the three and six months ended February 28, 1997 and February 29, 1996 and the condensed consolidated cash flow statements for the six months ended February 28, 1997 and February 29, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at February 28, 1997 and for all periods presented have been made. The results of operations for the periods ended February 28, 1997 and February 29, 1996 are not necessarily indicative of the operating results for the full years.

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

        The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents, accounts receivable, and accounts payable
The carrying amount approximates fair value because of the short maturity of those instruments.

Notes payable
The carrying amount approximates fair value as the related interest rate is variable and is comparable to interest rates available to the Company for similar notes.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 1996 audited financial statements.

                         NITCHES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                  (Unaudited)

3.  Earnings Per Share:

        For the three and six months ended February 28, 1997, 36,248 and 48,662 common stock equivalents for options were included in the weighted average number of shares outstanding, respectively. At February 29, 1996, no common stock equivalents for options were included in the weighted average number of shares outstanding because outstanding options were either antidilutive or diluted earnings per share by less than 3%.

        In February of 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share (EPS). This statement requires the presentation of earnings per share to reflect both "Basic EPS" as well as "Diluted EPS" on the face of the income statement. In general, Basic EPS excludes dilution created by stock equivalents and is a function of the weighted average number of common shares outstanding for the period. Diluted EPS does reflect the potential dilution created by stock equivalents as if such equivalents are converted into common stock and is calculated in substantially the same manner as Fully Diluted EPS illustrated in Accounting Principles Board Opinion No. 15 "Earnings Per Share" ("APB No. 15").

        The Company will be required to adopt the new method of reporting EPS for the fiscal year ending August 31, 1997. Based on the Company's capital structure, the anticipated results of implementing SFAS No. 128 would reflect EPS in materially the same manner as currently reported.

4.  Inventories:

                               February 28,     August 31,
                                   1997            1996
                               -------------    -----------
     Fabric and trims            $  871,952     $   818,502
     Finished goods               6,403,881       6,225,996
                                 ----------      ----------
                                 $7,275,833      $7,044,498
                                 ==========      ==========

5.  Notes Payable and Contingent Liabilities:

     At February 28, 1997, the Company had agreements with a financial institution pursuant to which the Company sold a majority of its trade accounts receivable to the financial institution on a pre-approved non-recourse basis. The Company may request advances in anticipation of customer collections at the financial institution's prime rate less one half percent and open letters of credit through the lender, all of which are

                         NITCHES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                  (Unaudited)


collateralized by all of the Company's assets. Notes payable and contingent liabilities for irrevocable letters of credit outstanding with the financial institution are as follows:

                                     February 28,   August 31,
                                         1997          1996
                                     ------------   -----------
     Contingent liabilities for
       irrevocable letters of credit  $ 5,799,640   $ 5,849,134
     Notes payable                    $   485,241

6.  Major Customers:

        One major customer accounted for 12.3% and 16.7% of the Company's net sales in the quarter and six months ended February 28, 1997, respectively. No customer accounted for 10% or more of total sales in the quarter ended February 29, 1996. Two customers accounted for 11.8% and 11.4%, respectively, of net sales in the six months ended February 29, 1996.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Results of Operations

Six Months Ended February 28, 1997 Compared to the Six Months
Ended February 29, 1996.

     Net sales for the six months ended February 28, 1997 decreased approximately $4.4 million (15.0%) as compared to the six months ended February 29, 1996. Overall, sales decreased due to a 24.2% decrease in the number of garments sold offset by a 13.2% increase in the average selling price per garment. The higher selling price per garment is a result of the Company's shifting product mix to higher priced and higher cost niche products such as the Activewear Division which markets jog suits.

     Gross margins decreased from 27.0% for the six months ended February 29, 1996 to 23.7% for the current six month period. The decrease was attributable to a 17.4% increase in the average cost per garment as a result of the Company's shifting product mix. Furthermore, the above decrease in the number of garments sold was primarily in dresses, which in the past contributed a higher than average gross margin to the product mix.

     The Company's product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margins are likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

    Selling, general and administrative expenses decreased in dollar amount from $6.8 million for the first six months of last year to $5.7 million for the first six months of fiscal 1997, and decreased as a percent of net sales from 23.2% last year to 22.8% for the current period. The decrease in dollar amount and as a percentage of sales is a result of the Company's restructuring to decrease overhead which resulted in lower salary, commission and rent expense.

         Interest expense increased in the six months ended February 28, 1997 due to an assessment imposed by the Internal Revenue Service in connection with the audit of the Company's federal tax returns for the fiscal years 1992 through 1994. Interest income decreased in the six months ended February 28, 1997 due to the decrease in the average daily cash balances compared to the same period last year.

Three Months Ended February 28, 1997 Compared to the Three Months
Ended February 29, 1996.

     Net sales for the second quarter of fiscal 1997 decreased approximately $4.7 million (29.5%) compared to the net sales for the same quarter last year. Overall, sales decreased in the current quarter due to a 25.6% decrease in the number of garments sold along with a 7.9% decrease in the average selling price per garment. The lower selling price per garment is a result of the loss in volume in dresses, which were a significant factor in net sales during the same period last year.

     Gross margins decreased from 30.1% for the three months ended February 29, 1996 to 26.8% for the current quarter. The decrease was attributable to the loss in volume of dresses as mentioned above along with the Company's shifting product mix to higher cost niche products such as the Activewear Division which markets jog suits.

    Selling, general and administrative expenses decreased in dollar amount from $3.4 million for the second quarter of last year to $2.8 million for the second quarter of fiscal 1997, and increased as a percent of net sales from 21.2% last year to 25.1% for the current quarter. The decrease in dollar amount is a result of the Company's restructuring to decrease overhead which resulted in lower salary, commission and rent expense; however, the increase as a percentage of sales is due to the loss in sales volume as mentioned above.

        Interest expense increased in the current quarter due to an assessment imposed by the Internal Revenue Service in connection with the audit of the Company's federal tax returns for fiscal years 1992 through 1994. Interest income decreased in the current quarter due to the decrease in the average daily cash balances compared to the same period last year.

Liquidity and Capital Resources

        The Company used approximately $1.2 million and $1.4 million of cash from operations in the second quarter and six months ended, respectively, in fiscal 1997, primarily for the normal seasonal purchase of inventory, and on September 30, 1996, the Company paid a special dividend of $1.00 per share amounting to approximately $1.2 million. This accounts for the decrease in the Company's cash balance from $2.2 million at August 31, 1996 to approximately $17,000 at February 28, 1997.

        At February 28, 1997, the Company had agreements with a financial institution pursuant to which the Company sold a majority of its trade accounts receivable to the financial institution on a pre-approved non-recourse basis. The Company ships the non-financed portion of the merchandise to customers and attempts to make those shipments on a COD basis or ensure that the customer's payments are backed by a commercial or standby letter of credit issued by the customer's bank. The amount of the Company's receivables which were not sold to the financial institution and were not made on a COD basis or supported by commercial or standby letters of credit at February 28, 1997 was approximately $1.2 million of which approximately $.3 million has been collected through April 8, 1997.

     Payment for receivables which are sold to the financial institution is received at the time customers make payment to the financial institution or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date. The Company may request advances in anticipation of customer collections at the lender's prime rate less one half percent and open letters of credit through the lender up to $20 million. The amount of such borrowings, including a portion of outstanding letters of credit, are limited to certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company and are collateralized by all of the assets of the Company. At February 28, 1997, the Company had outstanding letters of credit of approximately $5.8 million which had been opened through the financial institution. Cash borrowings from the financial institution were approximately $.5 million as of February 28, 1997. Under these agreements, the Company is required to maintain $9 million in net worth and $8.5 million in working capital.

        The Company has amended a five-year note associated with the sale of its junior, girls, and maternity product lines during fiscal 1995. The Company accounted for the $950,000 note on a cost recovery basis and will record revenue when the buyer makes payments on the note. In the quarter ended February 28, 1997, the Company has agreed to reduce the principal amount to $600,000 and will accept interest only payments until March 15, 2001. No amounts associated with this note receivable have been recorded in the accompanying financial statements and no collections on the note were received through February 28, 1997.

        The Company is not aware of any trends or other matters which will, or are reasonably likely to, result in its liquidity materially increasing or decreasing. However, the Company expects its cash position to increase during the last two quarters of the fiscal year due to an expected decrease in purchasing inventory, particularly in dresses. The Company does not anticipate making any significant capital expenditures.

Other Information

Inventory

     The experience of the Company demonstrates that, in its ordinary course of operations, a portion of the Company's sales may be made below its normal selling prices or below cost subsequent to February 28, 1997. However, the amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

     The Company's inventory increased from $7.0 million at August 31, 1996 to $7.3 million at February 28, 1997. The Company has established an inventory markdown reserve as of February 28, 1997 which management believes will be sufficient for current inventory that is expected to be sold below cost in the future. There can be no assurance that the Company will realize its expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of February 28, 1997 for which customer sales orders have not yet been received.

Backlog

     At February 28, 1997, the Company had unfilled customer orders of $14.4 million compared to $17.9 million of such orders at February 29, 1996, with such orders generally scheduled for delivery by July 1997 and August 1996, respectively. These amounts include both confirmed orders and unconfirmed orders which the Company believes, based on industry practice and past experience, will be confirmed. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at February 28, 1997.

        However, in the present quarter, management believes the decrease in backlog is primarily attributable to a general trend in the retail industry toward shorter order lead times and placing merchandise in the stores closer to the wearing season, particularly in dresses. This shift in ordering policy by the stores was identified in the quarterly report ending November 30, 1996.
The Company then decided not to produce inventory in anticipation of customer orders or in an amount equaling last year's sales. Furthermore, the Company does not expect to receive customer orders in the last two quarters of the year to offset the shortfall in orders experienced to date. Therefore, the shortfall in backlog is expected to result in a reduction in sales and profits for this fiscal year as compared to last fiscal year.


                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     An annual meeting of shareholders of the Company was held on December 18, 1996. At the meeting, the shareholders approved the following:

(1) the appointment of Deloitte & Touche LLP as the Company's independent certified public accountants for the fiscal year ended August 31, 1997 by votes of 1,039,307 for, 2,914 against and 2,049 abstain, and

(2) the election of directors as follows:

           Name               Votes For     Withheld
           ----               ---------     --------
  Arjun C. Waney              1,037,188       7,087
  Steven P. Wyandt            1,037,188       7,087
  Luther A. Henderson         1,036,788       7,487
  Eugene B. Price II          1,037,088       7,187
  William L. Hoese            1,037,188       7,087

Item 6.  Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed herewith. Exhibit numbers refer to Item 601 of Regulation S-K:

        Exhibit No. 10.30.1 Amendment to Asset Purchase Agreement and related agreements between the Company and Design and Source Holding Company, Ltd. effective February 25, 1997.

                   Exhibit No. 27:  Financial Data Schedule.

(b) There were no reports on Form 8-K filed during the quarter ended February 28, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.




                                  NITCHES, INC.
                          --------------------------------
                                   Registrant



April 11, 1997             By:    Steven P. Wyandt
                              -----------------------------
                                  Steven P. Wyandt
                            As Principal Financial Officer
                            and on behalf of the Registrant