Form 10-Q
period 1997-05-31
NITCHES INC
filed 1997-07-11
CIK 772263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]    No [ ]

As of July 11, 1997, 1,210,296 shares of the Registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                         NITCHES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                               May 31,     August 31,
                                                1997          1996
                                            ------------  -----------
                                            (Unaudited)
                                ASSETS
Current assets:
  Cash and cash equivalents                 $ 1,491,627    $2,197,015
  Receivables:
    Trade accounts, less allowances
      ($421,000 at May 31, 1997 and
       $425,000 at August 31, 1996)           6,812,310     6,081,880
    Income taxes receivable                                   261,462
    Due from affiliates and employees            90,800       140,418
                                            ------------  -----------
                                              6,903,110     6,483,760

  Inventories, net                            5,246,391     7,044,498
  Deferred income taxes                       1,500,102     1,500,102
  Other current assets                          470,267       342,229
                                            ------------  -----------
    Total current assets                     15,611,497    17,567,604

Furniture, fixtures and equipment, net          253,289       314,473
Other assets                                     99,445       296,608
                                            -----------   -----------
                                            $15,964,231   $18,178,685
                                            ============  ===========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and
    accrued expenses                         $2,896,883    $5,359,050
  Income taxes payable                            1,880
                                            ------------  -----------
    Total current liabilities                 2,898,763     5,359,050

Deferred income taxes                         1,021,098     1,095,858

Shareholders' equity:
  Preferred stock, no par value,
    25,000,000 shares authorized
  Common stock, no par value,
    50,000,000 shares authorized;
    1,210,296 issued and outstanding          2,657,818     2,658,400
  Retained earnings                           9,386,552     9,065,377
                                            ------------  -----------
    Total shareholders' equity               12,044,370    11,723,777
                                            ------------  -----------
                                            $15,964,231   $18,178,685
                                            ============  ===========

                         NITCHES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)




                            Third quarter ended            Nine months ended
                         --------------------------   -------------------------
                            May 31,       May 31,        May 31,       May 31,
                             1997          1996           1997          1996
                         ------------  ------------   ------------  -----------

Net sales                $12,998,971   $14,991,100    $37,960,675   $44,356,823

Cost of goods sold         9,405,106    11,055,170     28,440,522    32,488,382
                         ------------  ------------   ------------  -----------

Gross profit               3,593,865     3,935,930      9,520,153    11,868,441

Expenses:
  Selling, general
   and administrative      3,353,132     3,274,024      9,042,430    10,100,658
                         ------------  ------------   ------------  -----------

Income from operations       240,733       661,906        477,723     1,767,783

Interest income               12,488        13,463         70,448       159,053
Interest expense             (10,479)      (42,776)       (95,811)      (52,351)
                         ------------  ------------   ------------  -----------

Income before income
  taxes                      242,742       632,593        452,360     1,874,485
Provision for income
  taxes                       59,914       113,866        131,185       337,407
                         ------------  ------------   ------------  -----------
Net income                $  182,828    $  518,727     $  321,175    $1,537,078
                         ============  ============   ============  ===========

Earnings per share:
    Primary                     $.15          $.42           $.26         $1.26
                         ============  ============   ============  ===========
    Fully diluted               $.15          $.41           $.26         $1.24
                         ============  ============   ============  ===========

Weighted average
  number of shares
  outstanding:
    Primary                1,254,476     1,247,939      1,257,488     1,216,303
                         ============  ============   ============  ===========
    Fully diluted          1,254,476     1,276,161      1,257,488     1,235,466
                         ============  ============   ============  ===========

                         NITCHES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                             Nine months ended May 31
                                        --------------------------------
                                             1997               1996
                                        -------------       ------------

Net cash provided (used) by
  operating activities                  $    568,971        $  (568,401)
                                        -------------       ------------

Cash flows from investing activities:
  Capital expenditures                       (63,481)           (57,284)
                                         ------------       ------------

  Net cash used by investing
    activities                               (63,481)           (57,284)
                                         ------------       ------------

Cash flows from financing activities:
  Dividends paid                          (1,210,296)
  Net borrowings under line of
    credit and short-term loan
    agreements                                                  270,391
  Proceed from exercise of stock
    options                                                       5,152
  Purchases and retirement of
    subsidiary shares                           (582)          (269,901)
  Purchases and retirement of
    parent common stock                                      (9,664,222)
                                         ------------       ------------

  Net cash used by financing
    activities                            (1,210,878)        (9,658,580)
                                         ------------       ------------

Net decrease in cash and
  cash equivalents                          (705,388)       (10,284,265)

Cash and cash equivalents
  at beginning of period                   2,197,015         10,485,189
                                         ------------       -----------
Cash and cash equivalents
  at end of period                       $ 1,491,627        $   200,924
                                         ============       ===========



Supplemental disclosures of cash flow information:
  Cash paid during the period:

    Interest                                 $95,810            $53,360
    Income taxes                             $92,664           $196,613

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

2. Condensed Consolidated Financial Statements:

         The consolidated balance sheet as of May 31, 1997, and the consolidated statements of operations for the three and nine months ended May 31,1997 and the condensed consolidated cash flow statements for the nine months ended May 31, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at May 31, 1997 and for all periods presented have been made. The results of operations for the periods ended May 31, 1997 are not necessarily indicative of the operating results for the full year.

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

                         NITCHES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

3. Earnings Per Share:

         For the three months ended May 31, 1997, 44,180 common stock equivalents for options were included in the weighted average number of primary and fully diluted shares outstanding. For the three months ended May 31, 1996, 37,643 and 65,865 common stock equivalents for options were included in the weighted average number of primary and fully diluted shares outstanding, respectively. For the nine months ended May 31, 1997, 47,192 common stock equivalents for options were included in the weighted average number of primary and fully diluted shares outstanding. For the nine months ended May 31, 1996, 6,007 and 25,170 common stock equivalents for options were included in the weighted average number of primary and fully diluted shares outstanding, respectively.

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

4. Inventories:

                                  May 31,        August 31,
                                   1997            1996
                               ------------    ------------

     Fabric and trims            $  272,881      $  818,502
     Finished goods               4,973,510       6,225,996
                               ------------    ------------
                                 $5,246,391      $7,044,498
                               ============    ============

                         NITCHES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

5. Notes Payable and Contingent Liabilities:

         At May 31, 1997, the Company had agreements with a financial institution pursuant to which the Company sold a majority of its trade accounts receivable to the financial institution on a pre-approved non-recourse basis. The Company may request advances in anticipation of customer collections at the financial institution's prime rate less one half percent and open letters of credit through the lender, all of which are collateralized by all of the Company's assets. Contingent liabilities for irrevocable letters of credit outstanding with the financial institution are as follows:

                                            May 31,     August 31,
                                             1997          1996
                                         -----------   -----------

     Contingent liabilities for
       irrevocable letters of credit     $ 5,957,932   $ 5,849,134


6. Major Customers:

         Two customers accounted for 15% and 12%, respectively, of the Company's net sales in the nine months ended May 31, 1997. These same two customers accounted for 13% and 16%, respectively, of the Company's net sales in the quarter ended May 31, 1997, respectively. Two customers each accounted for 11% of the Company's net sales in the nine months ended May 31, 1996 and these same two customers accounted for 11% and 10%, respectively, of total sales in the quarter ended May 31, 1996.

         Two customers accounted for 11% and 10%, respectively, of the Company's trade accounts receivable balance at May 31, 1997. One customer accounted for 22% of the Company's trade accounts receivable balance at August 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

NINE MONTHS ENDED MAY 31, 1997 COMPARED TO THE NINE MONTHS ENDED MAY 31, 1996.

         Net sales for the nine months ended May 31, 1997 decreased approximately $6.4 million (14.4%) as compared to the nine months ended May 31, 1996. Overall, sales decreased due to a 19.7% decrease in the number of garments sold offset by a 6.8% increase in the average selling price per garment. The decrease in the number of garments sold was primarily attributable to a decline in sales of dresses. The higher selling price per garment is a result of the Company's shifting product mix to higher priced niche products.

         Gross margins decreased from 26.8% for the nine months ended May 31, 1996 to 25.1% for the current nine month period. The decrease was attributable to an 8.8% increase in the average cost per garment as a result of the Company's shifting product mix. As discussed above, the decrease in the number of garments sold was primarily in dresses, which in the past contributed a higher than average gross margin to the product mix. In addition, the activewear divisions which market swimsuits, jog suits, and jackets experienced higher than anticipated costs, reducing the gross margin on those products as well.

         The Company's product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margins are likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

         Selling, general and administrative expenses decreased from $10.1 million for the first nine months of fiscal 1996 to $9.0 million for the first nine months of fiscal 1997, and increased as a percentage of net sales from 22.8% last year to 23.8% for the current period. The decrease in dollar amount is a result of the Company's restructuring to decrease overhead which resulted in lower salary, commission and rent expense; however, the increase as a percentage of sales is due to the loss in sales volume.

         Interest expense increased in the nine months ended May 31, 1997 due to an assessment of $84,625 imposed by the Internal Revenue Service in connection with the audit of the Company's federal tax returns for the fiscal years 1992 through 1994. Interest income decreased in the nine months ended May 31, 1997 due to the decrease in average daily cash balances compared to the same period last year.

THREE MONTHS ENDED MAY 31, 1997 COMPARED TO THE THREE MONTHS ENDED MAY 31, 1996.

         Net sales for the third quarter of fiscal 1997 decreased approximately $2.0 million (13.3%) compared to the net sales for the same quarter last year. Overall, sales decreased in the current quarter due to a 11.3% decrease in the number of garments sold along with a 3.6% decrease in the average selling price per garment. The lower average selling price per garment is a result of the loss in volume in dresses, which were a significant factor in net sales during the same period last year.

         Gross margins increased from 26.2% for the three months ended May 31, 1996 to 27.6% for the current quarter. The increase was attributable to a 5.2% decrease in the average cost per garment as a result of the Company's shifting product mix.

         Selling, general and administrative expenses increased from $3.3 million for the third quarter of last year to $3.4 million for the third quarter of fiscal 1997, and increased as a percentage of net sales from 21.8% last year to 25.8% for the current quarter. The increase in dollar amount is primarily the result of the activewear divisions' overhead whose product primarily ships in the August to October time frame, and the increase as a percentage of sales is due to the loss in sales volume as mentioned above.

         Interest expense decreased in the current quarter due to the Company's decreased usage of its short term line of credit. Interest income decreased in the current quarter due to the decrease in the average daily cash balances compared to the same period last year.

Liquidity and Capital Resources

         The Company generated approximately $.6 million of cash from operations in the nine months ended May 31, 1997, primarily due to the decreased purchase of inventory offset by payment of a special dividend on September 30, 1996 of $1.00 per share amounting to approximately $1.2 million. This accounts for the decrease in the Company's cash balance from $2.2 million at August 31, 1996 to approximately $1.5 million at May 31, 1997.

         At May 31, 1997, the Company had agreements with a financial institution pursuant to which the Company sold a majority of its trade accounts receivable to the financial institution on a pre-approved non-recourse basis. The Company ships the non-financed portion of the merchandise to customers and attempts to make those shipments on a COD basis or ensure that the customer's payments are backed by a commercial or standby letter of credit issued by the customer's bank. The amount of the Company's receivables which were not sold to the financial institution and were not made on a COD basis or supported by commercial or standby letters of credit at May 31, 1997 was approximately $1.4 million of which approximately $.5 million has been collected through July 10, 1997.

         Payment for receivables which are sold to the financial institution is received at the time customers make payment to the financial institution or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date. The Company may request advances in anticipation of customer collections at the lender's prime rate less one half percent and open letters of credit through the lender up to $20 million. The amount of such borrowings, including a portion of outstanding letters of credit, are limited to certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company and are collateralized by all of the assets of the Company. At May 31, 1997, the Company had no borrowings; however, the Company had outstanding letters of credit of approximately $6.0 million which had been opened through the financial institution. Under these agreements, the Company is required to maintain $9.0 million in net worth and $8.5 million in working capital.

         The Company is not aware of any trends or other matters which will, or are reasonably likely to, result in its liquidity materially increasing or decreasing. However, the Company expects its cash position to increase during the last quarter of the fiscal year due to an expected decrease in purchasing inventory, particularly in dresses. The Company does not anticipate making any significant capital expenditures during the last quarter of fiscal 1997.

Other Information

INVENTORY

         The experience of the Company demonstrates that, in its ordinary course of operations, a portion of the Company's sales may be made below its normal selling prices or below cost subsequent to May 31, 1997. However, the amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

         The Company's inventory decreased from $7.0 million at August 31, 1996 to $5.2 million at May 31, 1997. The Company has established an inventory markdown reserve as of May 31, 1997 which management believes will be sufficient for current inventory that is expected to be sold below cost in the future. There can be no assurance that the Company will realize its expected selling prices, or that the inventory markdown reserve will be adequate for items in inventory as of May 31, 1997 for which customer sales orders have not yet been received.

BACKLOG

         At May 31, 1997, the Company had unfilled customer orders of $15.3 million compared to $13.7 million of such orders at May 31, 1996, with such orders generally scheduled for delivery by October 1997 and November 1996, respectively. These amounts include both confirmed orders and unconfirmed orders which the Company believes, based on industry practice and past experience, will be confirmed. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at May 31, 1997. The increase in backlog is primarily attributable to orders from activewear products which are expected to ship in the August to October time frame.

IMPACT OF EXCHANGE RATES

         All the Company's purchases are denominated in United States dollars. Because the Company's products are sold exclusively in the United States, in dollar denominated transactions, the Company does not engage in hedging or other arbitrage to reduce currency risk. An increase in the value of the dollar versus foreign currencies could enhance the Company's purchasing power and reduce its cost of goods sold. Conversely, a decrease in the value of the dollar relative to foreign currencies could result in an increase in the Company's cost of manufacturing and costs of goods sold.

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

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Statements in this Quarterly Report on Form 10Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the "Notes to Consolidated Financial Statements", as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include a softening of retailer or consumer acceptance of the Company's products, pricing pressures and other competitive factors, or unanticipated loss of a major customer. In addition, the Company's business, operations and financial condition are subject to reports and statements filed from time to time with the Securities and

Exchange Commission, including the Company's Annual Report on Form 10-K, for the fiscal year ended August 31, 1996 and this Quarterly Report on Form 10Q.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed herewith. Exhibit numbers refer to Item 601 of Regulation S-K:

    Exhibit No. 27:  Financial Data Schedule.

(b) There were no reports on Form 8-K filed during the quarter ended May 31, 1997.

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




                                             NITCHES, INC.
                                   ---------------------------------
                                              Registrant



July 11, 1997                   By:         Steven P. Wyandt
                                   ---------------------------------
                                            Steven P. Wyandt
                                   As Principal Financial Officer and
                                      on behalf of the Registrant