Form 10-K405
period 1997-08-31
NITCHES INC
filed 1997-11-14
CIK 772263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 1997

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

Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
     Title of each class                   which registered
     -------------------                   ----------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of November 7,1997, 1,171,615 shares of the Registrant's common stock were outstanding. The aggregate market value of such common stock held by non-affiliates of the Registrant based on the last sale of such stock in the NASDAQ National Market, on November 7, 1997, was $5,418,719.



                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Definitive Proxy Statement, to be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held in December 1997 to be filed with the Commission, are incorporated by reference into Part III of this Report on Form 10-K.

                                     PART I


ITEM 1.  BUSINESS.

GENERAL

        Nitches, Inc. (the "Company" or "Nitches") has been in the women's wholesale sportswear business since 1973, and imports finished garments manufactured to its specifications from approximately 10 foreign countries.

        The Company and its subsidiaries sell all-cotton and cotton blend knit and woven sportswear, western wear, sleepwear and daywear to retailers which include J. C. Penney, Kohl's, Mervyn's, Price Costco, Sears, and Sheplers. The Company sells garments to these and other retailers through its own sales force and through independent sales representatives. Nitches provides fashionable clothing to the popularly priced market segment which generally retail between $10 and $35 per item. The Company competes primarily on the basis of price, quality, the desirability of its fabrics and its ability to adjust rapidly to changes in style of women's clothing.

PRODUCT LINES AND SUBSIDIARIES

        The Company's operating product lines and subsidiaries are organized, in general, to reflect the organizational buying and marketing structures of its customers. Each product line's garments are sold under both Company trademark labels and private retailer labels. From time to time, the Company may add, consolidate or eliminate certain product lines as a result of increases or decreases in the demand for the garments sold in a particular product line or in order to effectuate changes in marketing strategy and personnel.

Ulterior Motives. The Ulterior Motives product line primarily consists of dresses, jumpsuits and rompers for the regular and plus size market segments. The primary labels used in this product line include Ulterior Motives, Ulterior Motives Woman and Avocado. The garments in this product line are also sold to retailers under the retailers' private labels.

Western Wear. Western wear shirts are sold primarily under the Company labels Adobe Rose and Southwest Canyon. Western wear fashion jeans are sold under the label Blaze through a licensing agreement with a third party supplier.

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

Activewear. The Activewear product line, started in fiscal year 1996, markets primarily jog suits, jackets, and shorts for the missy and plus size market segments. The primary label is Active Exposure.

Foreign Subsidiary. The Company owns 100% of the outstanding capital stock of a Hong Kong corporation which performs production coordination, quality control and sample production services for the various operations of the Company.

SALE OF PRODUCT LINES

        On August 22, 1995, the Company sold various assets associated with its junior, girls and maternity product lines. On October 31, 1995, the Company sold the remaining inventory in such product lines at cost and granted the buyer an exclusive, world-wide license to use various tradenames registered by the Company for these product lines. At that time, the Company also ceased purchasing garments which had previously been sold under the tradenames licensed to the buyer.

TRADEMARKS

        The Company and its Body Drama subsidiary currently own a total of 38 federally registered trademarks. While trademarks owned by the Company have always been important to its marketing and competitive strategy, prior to 1995 they have not been central factors influencing its sales. However, subsequent to its reorganization in fiscal year 1995, its trademarks in sleepwear and western wear have become more important in identifying the Company's products.

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

SOURCES OF SUPPLY

        Approximately 99% of the garments sold by the Company are manufactured abroad. Contracting with foreign manufacturers enables the Company to take advantage of prevailing lower labor rates, with the consequent ability to produce a quality garment which can be retailed in the popular, value and moderate price ranges.

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

        The following table shows the percentage of the Company's total purchases, not including freight charges, duties and commissions, from each country for the years ended August 31, 1997, 1996 and 1995.

                               Percent of Total Purchases
                                  Year Ended August 31,
                               --------------------------
Country                         1997      1996      1995
-------                         ----      ----      ----
Dubai.......................... 39.3%     28.9%      9.2%
Hong Kong/China................ 13.1       8.4      13.9
Oman........................... 12.7      13.7      11.0
Macau.......................... 11.1       6.5       4.2
Sri Lanka...................... 10.2      19.8      13.4
India..........................  5.6       5.6      13.3
United States..................   .9      11.5       6.9
Bangladesh.....................                      7.0
Dominican Republic.............                      7.4
Mauritius......................                      3.3

Countries less than
  2.5% each in the
  current year.................  7.1       5.6      10.4

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

MARKETING AND DISTRIBUTION

        The Company sells its products through an established sales network consisting of both in-house sales personnel and independent sales representative organizations. The Company does not generally advertise, although customers sometimes feature the Company's products in their advertisements. For both Company Brand and Private Label sales, employees operating in Company showrooms in New York City and Los Angeles represent the Company in soliciting orders nationally from approximately 20 major customers. In addition, senior executives of the Company have primary responsibility for sales to certain key accounts. The Company's products are also marketed by approximately 29 commissioned sales representative organizations, all of which are independent contractors, and each of which has been assigned one or more primary areas of responsibility.

        Sales have historically been concentrated in apparel made of cotton and cotton blend garments for the spring and summer seasons, which sell primarily from January through July. With the Company's reorganization at the end of fiscal 1995 and the resultant change in the Company's product mix, a new seasonal pattern may be developing.

        At present, most garments are shipped by suppliers in bulk form to the Company's warehouse in San Diego, where they are sorted, stored and packed for distribution to customers. From time to time, the Company may rent additional short-term warehouse space as needed to accommodate its requirements during peak shipping periods. In addition, to facilitate shipping to customers, some of its overseas suppliers perform sorting, price ticketing, hanging, and packing functions.

        Purchase orders may be canceled by the Company's customers in the event of late delivery or in the event of receipt of nonconforming goods. Late deliveries usually are attributable to production or shipping delays beyond the Company's control. In the event of canceled purchase orders, rejections or returns, the Company will sell garments to other retailers, off-price discount stores or garment jobbers. The Company has, in the past, often been able to recover from its manufacturers some portion of its expenses or losses associated with sales below cost for causes attributable to manufacturing problems. However, the Company has also historically experienced losses on merchandise which is rejected or returned.

        Two customers accounted for 16.3% and 10.8%, respectively, of the Company's net sales in fiscal 1997. One customer accounted for 10.4% of the Company's net sales in fiscal 1996. While the Company believes its relationships with its major customers are good, because of competitive changes and availability of the types of garments sold by the Company from a number of other suppliers, there is the possibility that any customer could lower, or raise, the amount of business it does with the Company. If the Company was to experience a significant decrease in sales to any of its major customers, and was unable to replace such sales volume with sales to other major customers, there could be a material adverse financial effect on the Company.

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

        The Agreement on Textile and Clothing (the "ATC"), which became effective on January 1, 1995, provides the basic guidelines for administering import quotas and related matters. The ATC contains three provisions which will affect the Company's business to varying degrees in the future. First, the ATC requires that import quotas are to be phased out in four stages over a ten year period. However, quotas on substantially all of the garments imported by the Company are not scheduled to be phased out until the year 2005. Second, over the next eight years, import tariffs will be reduced from an average of 19% to 17.5%. While the tariff reductions apply to most apparel items, the size of the reductions are extremely small and are not likely to have a material impact on the Company's overall cost of merchandise. Finally, new rules of origin took effect on July 1, 1996 whereby the country in which the garment is assembled is deemed the country of origin instead of the country in which the fabric is cut. The biggest impact of the rule change is likely to be on garments produced in China, which assembles large quantities of apparel cut in nearby countries such as Macau, Singapore and Taiwan. Approximately 24.2% of the Company's garments were produced in China, Hong Kong, and Macau in fiscal 1997. The Company does not expect a significant disruption in its garment purchases as a result of the country of origin rule change.

        The Company closely monitors the status of applicable import quotas and the extent to which they are being filled. The Company bases its production decisions, in part, on whether a particular supplier country has entered into an agreement with the United States restricting trade in certain garments and, if so, the extent to which the applicable quota imposed for a particular year is expected to be filled by a scheduled shipment date. In some cases, the Company has responded to the anticipated exhaustion of a particular quota by having goods manufactured and shipped prior to the receipt of purchase orders or well in advance of scheduled delivery dates in order to be assured that garments will be imported into the United States before the applicable quota is filled. In these instances, the Company is required to hold garments in inventory, sometimes for several months, before shipment to customers. This can occur, normally, toward the end of a calendar year.

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

BACKLOG

     At August 31, 1997, the Company had unfilled customer orders of $12.1 million compared to $16.7 million of such orders at August 31, 1996, with such orders generally scheduled for delivery by December 1997 and January 1997, respectively. The decrease in backlog is primarily attributable to the decline in demand for non-branded jogsuits and sleepwear. These amounts include both confirmed orders and unconfirmed orders which the Company believes, based on industry practice and past experience, will be confirmed. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at August 31, 1997.

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

COMPETITION

     The women's sportswear business is highly competitive and consists of many manufacturers and distributors, none of which accounts for a significant percentage of total sales, but many of which are larger and have substantially greater resources than the Company. The Company competes with a number of companies which import clothing from abroad for wholesale distribution, with domestic retailers having established foreign manufacturing capabilities and with domestically produced goods. Management believes that the Company competes upon the basis of price, quality, the desirability of its fabrics and styles, the reliability of its service and delivery and its ability to adjust rapidly to changes in style. In addition, the Company has developed long-term working relationships with manufacturers and agents which presently provide the Company with reliable sources of supply. The Company's ability to compete effectively is dependent, in part, on its ability to retain managerial personnel with experience in locating, developing and maintaining reliable sources of supply and to retain experienced sales personnel.

EMPLOYEES

        As of October 15, l997, the Company had 53 full-time employees, of whom 15 worked in executive, administrative or clerical capacities and 38 worked in sales, design, and production. The Company may also employ temporary personnel on a seasonal basis. None of the Company's employees is represented by a union. The Company considers its working relationships with its employees to be good and has never experienced an interruption of its operations due to any kind of labor dispute.

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

        The Company and its Body Drama subsidiary lease two showrooms in New York and one in Los Angeles with an aggregate monthly gross rental of approximately $38,000, excluding monthly sublease income of approximately $20,000. The Los Angeles showroom lease expires in July 2000 and the New York leases expire in July 1998 and February 2000. The Company has subleased approximately 80% of the larger New York showroom on substantially the same terms and at the same lease rate as that paid by the Company to the landlord.

ITEM 3.  LEGAL PROCEEDINGS

        There are no material legal proceedings to which the Company or any of its subsidiaries was a party in the fiscal year ended August 31, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
        MATTERS.

        The Company's Common Stock trades on The NASDAQ National Market under the symbol NICH. The number of record holders of the Common Stock was 144 on November 7, 1997. The Company believes that there are a significant number of beneficial owners of its Common Stock whose shares are held in "street name". The closing sales price of the Common Stock on November 7, 1997 was $4 5/8 per share.

        The high and low stock closing sale prices for each fiscal quarter of the last two years were as follows:

                                      High       Low
                                      ----       ---
   November 30, 1995                 $6 1/4    $3 7/8
   February 29, 1996                  5 3/8     3 3/4
   May 31, 1996                       8 1/2     3 3/8
   August 31, 1996                    9 1/8     6 3/8

   November 30, 1996                  9 1/8     5 3/8
   February 28, 1997                  6 3/4     5
   May 31, 1997                       8 1/4     5
   August 31, 1997                    7         5 3/8

        The Company paid a special dividend of $1.00 per share on September 30, 1996 to the holders of record as of September 13, 1996. However, the Company has not resumed a quarterly dividend policy.

ITEM 6. SELECTED FINANCIAL DATA. (In thousands, except per share amounts)

Operating Results:                     1997           1996           1995           1994           1993
------------------                  ---------      ---------      ---------      ---------      ---------
  Net sales (1)                     $  48,414      $  54,381      $  83,846      $ 119,291      $ 116,200

  Cost of goods sold                   36,190         40,396         63,274         97,499         84,993
                                    ---------      ---------      ---------      ---------      ---------

                                       12,224         13,985         20,572         21,792         31,207

  Selling, general and
    administrative expenses            11,888         12,547         19,795         27,852         29,705

  Restructuring charge                                                1,803
                                    ---------      ---------      ---------      ---------      ---------

  Income (loss) from operations           336          1,438         (1,026)        (6,060)         1,502

  Gain on sale of product lines                                         563
  Other income                            151            319            355            206            379
  Interest expense                       (167)           (52)            (2)          (462)          (156)
                                    ---------      ---------      ---------      ---------      ---------

  Income (loss) before
    income taxes                          320          1,705           (110)        (6,316)         1,725

  Provision (benefit) for
    income taxes                          125            279           (269)        (1,262)           719
                                    ---------      ---------      ---------      ---------      ---------

  Income (loss) before
    minority interest                     195          1,426            159         (5,054)         1,006

  Minority interest                                                     (55)        (1,628)          (318)
                                    ---------      ---------      ---------      ---------      ---------
  Net income (loss)                 $     195      $   1,426      $     214      ($  3,426)     $   1,324
                                    =========      =========      =========      =========      =========

  Earnings (loss) per share:
    Primary                         $     .16      $    1.16      $     .09      ($   1.33)     $     .49
                                    =========      =========      =========      =========      =========
    Fully diluted                   $     .15      $    1.13      $     .09      ($   1.33)     $     .49
                                    =========      =========      =========      =========      =========
  Cash dividends per
    common share                                   $    1.00                     $     .16            .29
                                                   =========                     =========      =========


(1) See Management's Discussion and Analysis on page 15.

Financial Position:                     1997           1996           1995           1994           1993
-------------------                 --------       --------       --------       --------       --------
  Cash and cash equivalents         $    955       $  2,197       $ 10,485       $  6,566       $  4,724
  Receivables                          7,029          6,484         10,719         16,941         23,041
  Inventories                          4,272          7,044          6,680         10,800         20,228
  Total current assets                13,886         17,568         29,971         36,732         51,222
  Total assets                        15,079         18,179         30,966         38,579         54,147

  Notes and acceptances payable            -              -              -          3,000          7,949
  Accounts payable and
    accrued expenses                   2,376          5,359          8,433          7,750         12,085
  Income taxes payable
    (receivable)                         (41)          (261)          (459)        (1,596)          (475)
  Total current liabilities            2,376          5,359          8,433         10,750         20,034
  Minority interest                        -              -              -          5,747          7,547
  Shareholders' equity                11,681         11,724         21,437         20,987         25,470


Other Financial Information:
----------------------------

Profitability:
  Gross margin                          25.2%          25.7%          24.5%          18.3%          26.9%
  Operating margin (deficit)              .7%           2.6%          (1.2%)         (5.1%)          1.3%
  Net income (loss) as
    percent of net sales                  .4%           2.6%            .3%          (2.9%)          1.1%

Liquidity:
  Current ratio                         5.84           3.28           3.55           3.42           2.56
  Working capital                   $ 11,509       $ 12,209       $ 21,538       $ 25,982       $ 31,188

Share Data:
  Weighted average number
    of common shares:
    Primary                            1,254          1,227          2,439          2,573          2,686
    Fully diluted                      1,266          1,256          2,439          2,573          2,686
  Number of common shares
    outstanding at year end            1,172          1,210          2,398          2,508          2,542

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

YEARS ENDED AUGUST 31, 1997 AND 1996.

        Net sales for the fiscal year ended August 31, 1997 decreased approximately $6.0 million (11.0%) compared to the fiscal year ended August 31, 1996. The decrease was due primarily to a 14.7% decrease in the number of garments sold offset by a 5.5% increase in the average selling price per garment. The decrease in the number of garments sold was primarily attributable to the decline in demand for dresses during the second and third quarters.

        Gross margins decreased from 25.7% for the fiscal year ended August 31, 1996 to 25.2% for the fiscal year ended August 31, 1997 due to a 7.9% increase in the average cost per garment.

        The Company's product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margins are likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

        Selling, general and administrative expenses decreased in dollar amount from $12.5 million in fiscal 1996 to $11.9 million in fiscal 1997, but increased as a percent of net sales (23.0% in fiscal 1996 and 24.5% in fiscal 1997). The decrease in dollar amount was due to the lower sales volume in the current period and, in part, to a reduction in overhead as a result of the Company's restructuring in the fourth quarter of fiscal year 1995.

        Interest expense increased in the current year due to a nonrecurring assessment imposed by the Internal Revenue Service in connection with the audit of the Company's federal tax returns for fiscal years 1992 through 1994. The audit has been completed and the Company has paid all taxes, penalties, and interest owing as of October 31, 1997. Interest income decreased in fiscal 1997 due to decreases in the Company's average cash balances on hand offset by an increase in the prime rate of interest during the third quarter of the fiscal year, and consequently the Company's investment rate for its unutilized cash.

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

        Gross margins increased from 24.5% for the fiscal year ended August 31, 1995 to 25.7% for the fiscal year ended August 31, 1996. While the general business and market conditions did not improve in fiscal 1996, the Company's product mix resulted in higher overall gross margins and fewer garments being sold below cost in fiscal 1996 than in fiscal 1995.

        The Company's product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margins are likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

        Selling, general and administrative expenses decreased in dollar amount from $19.8 million in fiscal 1995 to $12.5 million in fiscal 1996, but were approximately the same as a percent of net sales (23.6% in fiscal 1995 and 23.0% in fiscal 1996). The decrease in dollar amount was due to the lower sales volume in fiscal 1996 and, in part, to a reduction in overhead as a result of the Company's restructuring in the fourth quarter of fiscal year 1995.

        Interest expense increased in fiscal 1996 due to the Company's increased usage of its short term line of credit. Interest income decreased in fiscal 1996 due to decreases in the Company's average cash balances on hand and a decrease in the prime rate of interest, and consequently the Company's investment rate for its unutilized cash.

        The valuation allowance for deferred tax assets decreased by $541,566 in fiscal 1996 due to the utilization on a consolidated basis of deferred tax deductions generated by the Company. Consequently, the Company reported an income tax provision of $278,717.

Liquidity and Capital Resources:

        The Company's working capital of $11.5 million at August 31, 1997 decreased from the August 31, 1996 level of $12.2 million, while the Company's current ratio increased from 3.28 at August 31, 1996 to 5.84 at August 31, 1997. The principal reasons for the decrease in working capital and the increase in current ratio was reduced purchases of inventory offset by the payment of a special dividend on September 30, 1996 of $1.00 per share amounting to approximately $1.2 million.

        At August 31, 1997, the Company had agreements with a financial institution pursuant to which the Company sold a majority of its trade accounts receivable to the financial institution on a pre-approved non-recourse basis. The Company ships the non-financed portion of the merchandise to customers and attempts to make those shipments on a COD basis or ensure that the customers' payments are backed by a commercial or standby letter of credit issued by the customer's bank. The amount of the Company's receivables which were not sold to the financial institution and were not made on a COD basis or supported by commercial or standby letters of credit at August 31, 1997 was approximately $1,114,273 of which $350,428 has been collected through October 10, 1997.

        Payment for receivables which are sold to the financial institution is made at the time customers make payment to the financial institution or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date. The Company may request advances in anticipation of customer collections at the lender's prime rate less one half percent and open letters of credit through the lender up to $20 million. The amount of such borrowings, including a portion of outstanding letters of credit, are limited to certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company and are collateralized by all of the assets of the Company. At August 31, 1997, the Company had outstanding letters of credit of $5,321,916 for the purchase of finished goods which had been opened through the financial institution. Under these agreements, the Company is required to maintain $9 million in net worth and $8.5 million in working capital.

        In fiscal 1995, the Company's Body Drama subsidiary acquired 1,446,921 shares of its stock at $2.93 per share. The total cost of these shares was approximately $4.9 million, which includes expenses specifically associated with the tender offer, including the costs of defense for a related class action suit filed against Body Drama, the Company and several of its officers and directors which was subsequently settled in 1996. The Company and its subsidiary incurred $250,000 and approximately $20,000, respectively, of legal costs related to the class action lawsuit during the twelve months ended August 31, 1996. On

November 30, 1994, the Company acquired the remaining 128,079 outstanding shares of Body Drama at $2.93 per share. The aggregate cost of these shares incurred in connection with the purchase was $405,470.

        The Company is not aware of any trends or other matters which will, or are reasonably likely to, result in its liquidity materially increasing or decreasing.

Other Information

INVENTORY

        The experience of the Company demonstrates that, in its ordinary course of operations, a portion of the Company's sales may be made below its normal selling prices or below cost subsequent to August 31, 1997. The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

        The Company's inventory decreased from $7.0 million at August 31, 1996 to $4.3 million at August 31, 1997. The Company has established an inventory markdown reserve as of August 31, 1997, which management believes will be sufficient for current inventory that is expected to be sold below cost in the future. There can be no assurance that the Company will realize its expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of August 31, 1997 for which customer sales orders have not yet been received.

IMPACT OF EXCHANGE RATES

        While the Company purchased over 99% of its products from foreign manufacturers in fiscal 1997, all of its purchases are denominated in United States dollars. Because the Company's products are sold primarily in the United States, in dollar denominated transactions, the Company does not engage in hedging or other arbitrage to reduce currency risk. An increase in the value of the dollar versus foreign currencies could enhance the Company's purchasing power for new purchase orders and reduce its cost of goods sold. Conversely, a decrease in the value of the dollar relative to foreign currencies could result in an increase in the Company's cost of manufacturing for new purchase orders and costs of goods sold.

IMPACT OF INFLATION, DEFLATION, AND CHANGING PRICES

        Management does not believe that inflation and changing prices have had any material impact upon the Company's revenues or income from operations to date. However, continued deflation in women's clothing prices is expected to put pressure on gross margins in fiscal year 1998. The strong resistance on the part of the consumer to increases in price and the increasing fabric and labor costs lead to an increased cost of goods on a percentage basis.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        Statements in the annual report on Form 10K under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the "Notes to Consolidated Financial Statements", as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include a softening of retailer or consumer acceptance of the Company's products, pricing pressures and other competitive forces, or unanticipated loss of a major customer. In addition, the Company's business, operations and financial condition are subject to reports and statements filed from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10K, for the fiscal year ended August 31, 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                         NITCHES, INC. AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS FILED WITH
                 THE ANNUAL REPORT OF THE COMPANY ON FORM 10-K


Independent Auditors' Reports                               21

Consolidated Balance Sheets at August 31, 1997 and 1996     23

Consolidated Statements of Operations for the years
  ended August 31, 1997, 1996 and 1995                      24

Consolidated Statements of Shareholders' Equity for
  the years ended August 31, 1997, 1996 and 1995            25

Consolidated Statements of Cash Flows for the
  years ended August 31, 1997, 1996 and 1995                26

Notes to consolidated financial statements                  27

                          Independent Auditors' Report


Board of Directors and Shareholders
Nitches, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheet of Nitches, Inc. and subsidiaries as of August 31, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nitches, Inc. and subsidiaries as of August 31, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


Moss Adams LLP

Los Angeles, California
October 10, 1997

                          Independent Auditors' Report


Board of Directors and Shareholders
Nitches, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheets of Nitches, Inc. and subsidiaries as of August 31, 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Nitches, Inc. and subsidiaries as of August 31, 1996 and the results of their operations and their cash flows for each of the two years in the period ended August 31, 1996 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

San Diego, California
October 31, 1996

                         NITCHES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                    August 31,
                                           ---------------------------
                                               1997            1996
                                           -----------     -----------
                                 ASSETS

Current assets:
  Cash and cash equivalents                $   955,047     $ 2,197,015
  Receivables:
    Trade accounts, less allowances
      ($352,000 in 1997 and $425,000
      in 1996)                               6,905,888       6,081,880
    Income taxes receivable                     41,103         261,462
    Due from affiliates and employees           82,257         140,418
                                           -----------     -----------
                                             7,029,248       6,483,760

  Inventories, net                           4,271,711       7,044,498
  Deferred income taxes                        769,100       1,500,102
  Other current assets                         860,439         342,229
                                           -----------     -----------
      Total current assets                  13,885,545      17,567,604

Furniture, fixtures and equipment, net         218,860         314,473
Deferred income taxes                          698,681               0
Other assets                                   275,750         296,608
                                           -----------     -----------
                                           $15,078,836     $18,178,685
                                           ===========     ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and
    accrued expenses                       $ 2,376,353     $ 5,359,050
                                           -----------     -----------
      Total current liabilities              2,376,353       5,359,050

Deferred income taxes                        1,021,098       1,095,858
Shareholders' equity:
  Preferred stock, no par value,
    25,000,000 shares authorized
  Common stock, no par value,
    50,000,000 shares authorized;
    (1,172,596 in 1997 and 1,210,296
    in 1996)                                 2,421,062       2,658,400
  Retained earnings                          9,260,323       9,065,377
                                           -----------     -----------
  Total shareholders' equity                11,681,385      11,723,777
                                           -----------     -----------
                                           $15,078,836     $18,178,685
                                           ===========     ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                         NITCHES, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations


                                             Year ended August 31,
                              ----------------------------------------------------
                                  1997                1996                 1995
                              ------------        ------------        ------------
Net sales                     $ 48,413,652        $ 54,380,645        $ 83,846,253

Cost of goods sold              36,189,590          40,395,659          63,273,806
                              ------------        ------------        ------------

Gross profit                    12,224,062          13,984,986          20,572,447

Expenses:
  Selling, general
    and administrative          11,888,351          12,547,239          19,795,039

  Restructuring charge                                                   1,803,113
                              ------------        ------------        ------------

Income (loss) from
  operations                       335,711           1,437,747          (1,025,705)

Gain on sale of
  product lines                                                            563,307
Other income                       151,218             319,224             355,078
Interest expense                  (167,346)            (52,295)             (2,221)
                              ------------        ------------        ------------

Income (loss) before
  income taxes                     319,583           1,704,676            (109,541)

Provision (benefit) for
  income taxes                     124,637             278,717            (269,056)
                              ------------        ------------        ------------

Net income before
  minority interest                194,946           1,425,959             159,515
Minority interest                                                          (55,100)
                              ------------        ------------        ------------
Net income                    $    194,946        $  1,425,959        $    214,615
                              ============        ============        ============

Earnings per share:
  Primary                     $        .16        $       1.16        $        .09
                              ============        ============        ============
  Fully diluted               $        .15        $       1.13        $        .09
                              ============        ============        ============





  The accompanying notes are an integral part of these consolidated financial statements.

                         NITCHES, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                                    Common Stock                              Total
                              -------------------------      Retained     Shareholders'
                                 Shares        Amount        Earnings         Equity
                              ----------    -----------      ----------     -----------
Balance, August 31, 1994       2,507,924    $12,351,527     $8,635,099     $20,986,626

  Net income                                                   214,615         214,615

  Purchases and retirement
    of parent common stock      (109,700)      (436,980)                      (436,980)

  Purchases and retirement
    of subsidiary shares                        672,246                        672,246
                              ----------    -----------      ----------     -----------

Balance, August 31, 1995       2,398,224     12,586,793      8,849,714      21,436,507

  Net income                                                 1,425,959       1,425,959

  Dividends declared
    ($1 per share)                                          (1,210,296)     (1,210,296)

  Purchases and retirement
    of subsidiary shares                       (270,369)                      (270,369)

  Purchases and retirement
    of parent common stock    (1,187,928)    (9,658,024)                    (9,658,024)
                              ----------    -----------      ----------     -----------
Balance, August 31, 1996       1,210,296      2,658,400       9,065,377     11,723,777

  Net income                                                    194,946        194,946

  Purchases and retirement
    of parent common stock       (37,700)      (236,756)                      (236,756)

  Purchases and retirement
    of subsidiary shares                           (582)                          (582)
                              ----------    -----------      ----------    -----------
Balance, August 31, 1997       1,172,596     $2,421,062      $9,260,323    $11,681,385
                              ==========    ===========      ==========    ===========





  The accompanying notes are an integral part of these consolidated financial statements.

                         NITCHES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                        Year ended August 31,
                                                          --------------------------------------------------
                                                              1997               1996               1995
                                                          ------------       ------------       ------------
Cash flows from operating activities:
  Net income (loss)                                       $    194,946       $  1,425,959       $    214,615
  Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities:
      Minority interest in subsidiary's loss                                                         (55,100)
      Gain on sale of product lines                                                                 (563,307)
      Asset write off for restructuring charge                                                       240,588
      Depreciation and amortization                            287,807            419,933            548,702
      (Increase) decrease in receivables                      (824,008)         4,158,984          5,088,368
      (Increase) decrease in income taxes receivable           220,359            197,327          1,137,691
      (Increase) decrease in inventories                     2,772,787           (364,976)         4,120,192
      (Increase) decrease in deferred income taxes             (42,439)           (20,429)            29,621
      (Increase) decrease in other current assets             (460,049)           144,485            303,868
      (Increase) decrease in other assets                      (95,791)            37,301            126,564
      Increase (decrease) in accounts payable
        and accrued expenses                                (1,772,401)        (4,284,459)           683,560
                                                          ------------       ------------       ------------
  Net cash provided by operating activities                    281,211          1,714,125         11,875,362
                                                          ------------       ------------       ------------

Cash flows from investing activities:
  Capital expenditures                                         (75,545)           (73,906)          (249,124)
                                                          ------------       ------------       ------------
  Net cash used by investing activities                        (75,545)           (73,906)          (249,124)
                                                          ------------       ------------       ------------

Cash flows from financing activities:
  Net repayments under line of credit                                                             (3,000,000)
  Proceeds from sale of product line                                                                 750,000
  Dividends paid                                            (1,210,296)
  Purchases and retirement of parent common stock             (236,756)        (9,658,024)          (436,980)
  Purchases and retirement of subsidiary shares                   (582)          (270,369)        (5,019,882)
                                                          ------------       ------------       ------------
  Net cash used by financing activities                     (1,447,634)        (9,928,393)        (7,706,862)
                                                          ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents        (1,241,968)        (8,288,174)         3,919,376
Cash and cash equivalents at beginning of year               2,197,015         10,485,189          6,565,813
                                                          ------------       ------------       ------------
Cash and cash equivalents at end of year                  $    955,047       $  2,197,015       $ 10,485,189
                                                          ============       ============       ============

Supplemental disclosures of cash flow information:

  Cash paid during the year:
    Interest                                              $     96,663       $     53,360       $     17,750
                                                          ============       ============       ============
    Income taxes                                          $     96,164       $    199,138       $     23,401
                                                          ============       ============       ============
  Noncash activity during the year:
    Disposition of fixed assets                                      -       $  1,476,120                  -
                                                                             ============
    Dividend declaration                                             -       $  1,120,296                  -
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

2.      Summary of Significant Accounting Policies:

Principles of Consolidation:

        The consolidated financial statements include the accounts of Nitches, Inc. and its subsidiaries. The Company's wholly owned subsidiaries include Body Drama, Inc., Nitches Far East Limited, and Body Drama Far East Limited. All significant intercompany transactions and balances are eliminated in consolidation.

Financial Instruments:

        Financial instruments consist of cash and cash equivalents, accounts receivable, and accounts payable. The carrying amount approximates fair value because of their short maturity.

Concentration of Credit Risk:

        The Company sells a majority of its account receivable to a financial institution. Under the agreement, the financial institution purchases trade accounts receivable and assumes substantially all credit risks. The Company is responsible for following up on adjustments claimed by customers. Accounts which are not sold remain the credit risk of the Company. Such accounts are diverse and are subject to credit approval and ongoing evaluation by the Company. Management considers the credit risk with respect to all receivables to be low. Historically, the Company has not experienced significant loss due to uncollectible accounts receivable.

        Cash balances are periodically maintained in amounts in excess of FDIC insured limits in high quality financial institutions. Management considers the risk of loss to be low.

Inventories:

        Inventories are stated at the lower of cost (first-in, first-out method) or market.

                         NITCHES, INC. AND SUBSIDIARIES

2.   Summary of Significant Accounting Policies: (continued)

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

        The weighted average number of common shares and common share equivalents outstanding for primary and fully diluted earnings per share was 1,254,474 and 1,265,907, respectively, for fiscal 1997, 1,226,774 and 1,256,467, respectively, for fiscal 1996, and 2,438,874 for fiscal 1995.

        In February of 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share (EPS). This statement requires the presentation of earnings per share to reflect both "Basic EPS" as well as "Diluted EPS" on the face of the income statement. The Company will be required to adopt the new method of reporting EPS for the fiscal year ending August 31, 1998. Based on the Company's capital structure, the anticipated results of implementing SFAS No. 128 would reflect EPS in materially the same manner as currently reported.

Revenue Recognition:

        The Company recognizes revenue as of the date merchandise is shipped to its customers.

Cash Flow Statement:

        For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                         NITCHES, INC. AND SUBSIDIARIES

2.   Summary of Significant Accounting Policies: (continued)

Reclassifications:

        Certain prior amounts have been reclassified to conform with the 1997 presentation.

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

3.   Inventories:

                                             August 31,
                                      -------------------------
                                         1997           1996
                                      ----------     ----------
     Fabric and trim                  $  247,418     $  818,502
     Finished goods                    4,024,293      6,225,996
                                      ----------     ----------
                                      $4,271,711     $7,044,498
                                      ==========     ==========

4.   Furniture, Fixtures and Equipment:

                                               August 31,
                                        -----------------------
                                          1997           1996
                                        --------       --------
     Leasehold improvements             $299,696       $287,526
     Computer equipment                  439,320        421,330
     Vehicles                             55,956         37,956
     Furniture, fixtures and
      other equipment                    101,859         74,476
                                        --------       --------
                                         896,831        821,288
     Less accumulated depreciation
      and amortization                   677,971        506,815
                                        --------       --------
                                        $218,860       $314,473
                                        ========       ========

5.   Other Current Assets:

        This includes an advance of $500,000 to a licensor, secured by a one year U.S. Treasury Bill, on June 10, 1997. The licensor will pay Nitches periodic interest at the annual rate of 1% over the Company's then current borrowing rate and upon repayment of the advance at the maturity of the U.S. Treasury Bill. The licensor may repay any or all of the advance on an accelerated basis. As of October 31, 1997, the Company has received $335,502 on the principal of the advance and $17,647 in interest.

                         NITCHES, INC. AND SUBSIDIARIES

6.   Notes Payable:

     Pursuant to the terms of an agreement between Nitches and a financial institution, Nitches sells a majority of its trade accounts receivable to the financial institution on a pre-approved, non-recourse basis. The Company may request advances in anticipation of customer collections and open letters of credit through the lender, all of which are collateralized by all of the Company's assets. Outstanding advances are charged interest at the lender's prime rate less one half percent. There were no advances outstanding as of August 31, 1997 and 1996. Included in trade accounts receivable at August 31, 1997 and 1996 are non-recourse accounts due from the financial institution of $6,187,884 and $4,956,091, respectively. Notes payable and contingent liabilities for irrevocable letters of credit outstanding are as follows:

                                              August 31,
                                      -------------------------
                                          1997          1996
                                      -----------   -----------
     Contingent liabilities for
      irrevocable letters of credit   $ 5,321,916   $ 5,849,134
     Weighted average interest rate
      for the year                          8.36%         8.45%

7.   Accounts Payable and Accrued Expenses:

                                               August 31,
                                        ------------------------
                                           1997          1996
                                        ----------    ----------
    Trade accounts and other payables   $1,873,769    $4,637,741
    Accrued bonuses, commissions and
     other payroll related expenses        502,584       721,309
                                        ----------    ----------
                                        $2,376,353    $5,359,050
                                        ==========    ==========

                         NITCHES, INC. AND SUBSIDIARIES

8.   Income Taxes:

     The components of the provision for income taxes are as follows:

                                    Year ended August 31,
                           -------------------------------------
                              l997          1996          1995
                           ---------     ---------     ---------
Current:
  Federal                  ($162,334)    ($123,599)    ($319,212)
  State                      (28,647)       22,292       (29,808)
                           ---------     ---------     ---------
                            (190,981)     (101,307)     (349,020)
                           ---------     ---------     ---------
Deferred:
  Federal                    268,275       277,154        32,559
  State                       47,343       102,870        47,405
                           ---------     ---------     ---------
                             315,618       380,024        79,964
                           ---------     ---------     ---------
                            $124,637      $278,717     ($269,056)
                            ========      ========     =========

     Net deferred income tax assets at August 31, 1997 and 1996 consist of the tax effects of temporary differences related to the following:

                                            August 31,
                                  ----------------------------
                                     1997              1996
                                  -----------      -----------
Current deferred assets:

Inventories                       $   211,400      $   317,277
Sales returns and doubtful
  account reserve                     145,800          165,075
Restructuring reserve                       -           92,883
Accrued vacation and bonuses          140,700          183,318
Tax loss carryforward                 142,000          999,065
All other items                       129,200            5,021
Less valuation allowance                    -         (262,537)
                                  -----------      -----------
                                  $   769,100      $ 1,500,102
                                  ===========      ===========


                                           August 31,
                                   -------------------------
                                     1997              1996
                                   ---------        --------
Non-current deferred assets:

Tax loss carryforward              $ 961,218            -
Less valuation allowance            (262,537)           -
                                   ---------        --------
                                   $ 698,681            -
                                   =========        ========

                         NITCHES, INC. AND SUBSIDIARIES

8.   Income Taxes: (continued)

        The long term deferred income tax liability at August 31, 1997 and 1996 of $1,021,098 and $1,095,858, respectively, relates to the gain recognized for financial statement purposes in connection with a sale of stock and initial stock offering of Body Drama in 1991.

        Body Drama has a Federal income tax net operating loss carryforward of approximately $400,000 which expires in 2009. The Federal tax loss may be utilized only by Body Drama. The Company has a federal consolidated net operating loss carryforward, which includes Body Drama's net operating loss, of approximately $2.6 million which expires in 2010. This federal tax loss may be utilized by the consolidated group.

        Differences between the statutory Federal income tax rate and the effective tax rate are as follows:

                                      Year ended August 31,
                                     ------------------------
                                     1997      1996     1995
                                     ----      ----     -----
Statutory rate                       34.0%     34.0%     34.0%
State income taxes, net of
  Federal benefit                     6.1       4.8       6.6
(Reduction) increase in valuation
  allowance for deferred tax assets           (28.7)    197.8
Foreign subsidiaries tax effect       (.9)      3.6
Other items                           (.2)      2.7       7.2
                                     ----      ----     -----
Effective rate                       39.0%     16.4%    245.6%
                                     ====      ====     =====

     During fiscal 1996, the Company received a Revenue Agent's Report ("RAR") from the Internal Revenue Service in connection with the audit of the Company's federal income tax returns for fiscal years 1992 through 1994. In the RAR, the agent has challenged the timing and deductibility of various deductible items, some of which are significant. The Company has settled on the RAR, and the Company adjusted its reported taxable income for the years under the audit by a reduction in the deferred tax liability reflected in the accompanying balance sheet. Such assessments, exclusive of related interest, did not have a material adverse impact on the financial position of the Company.

                         NITCHES, INC. AND SUBSIDIARIES

9.   Employee Benefit Plans:

        The Company has employee benefit plans, including a 401(k) Savings Plan, whereby employees may make investments in various independent funds and Company stock. The Company may match employee contributions to this Plan on a discretionary basis or contribute on a profit sharing basis. The Company's matching contributions to this Plan amounted to $0, $0, and $9,696 in fiscal 1997, 1996 and 1995, respectively. The Company's profit sharing contribution to this Plan amounted to $0, $192,857, and $0 in fiscal 1997, 1996, and 1995, respectively.

10.  Stock Options:

        The Company's Incentive Stock Option Plan for Key Employees expired in May 1995, and no shares were available for grant as of August 31, 1997. Options were granted at prices not less than the fair market value of the shares at the date of grant and generally become exercisable at the rate of twenty percent per year commencing one year after the date of grant. At August 31, 1997, no options were outstanding under this Plan. Transactions under this Plan during fiscal 1997, 1996 and 1995 were as follows:

                                   Number of      Option Price
                                     Shares         Per Share
                                     ------         ---------
  Outstanding options at
    September 1, 1994               130,373      $5.00 - $ 9.00

  Options forfeited                 (31,973)     $5.00 - $ 9.00
                                    -------
  Outstanding options at
    August 31, 1995                  98,400      $6.50 - $ 9.00

  Options expired                   (60,950)         $6.50
  Options forfeited                  (9,115)     $6.50 - $ 9.00
                                    -------
  Outstanding options at
    August 31, 1996                  28,335      $6.50 - $ 9.00

  Options forfeited                 (28,335)     $6.50 - $ 9.00
                                    -------
  Outstanding options at
    August 31, 1997                       0
                                    =======

     In fiscal 1995, the Company adopted two non-qualified option plans for directors, officers, and key employees. Options under these Plans were granted at fair market value and generally become exercisable over a two to five year period. The Company has reserved an aggregate of 300,000 shares for issuance under these Plans. In fiscal 1996, the Company granted 147,000 options exercisable at $4.25 per share. Through August 31, 1997, no

                         NITCHES, INC. AND SUBSIDIARIES

10.  Stock Options: (continued)

options have been exercised and no additional options have been granted.

        Of the 147,000 outstanding options, 60,000 options vested immediately and the remaining options vest on each of the two succeeding anniversaries of the date of grant provided such directors, officers, and key employees continue to serve in such capacity. These options expire three years from the date of vesting.

        The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in fiscal years ended 1997, 1996, and 1995 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below.

                                    1997          1996        1995
                                  --------    ----------    --------
Net earnings - as reported        $194,946    $1,425,959    $214,615
Net earnings - pro forma          $139,100    $1,349,378    $214,615
Earnings per primary
   share - as reported                $.16         $1.16        $.09
Earnings per primary
   share - pro forma                  $.11         $1.10        $.09
Earnings per fully diluted
   share - as reported                $.15         $1.13        $.09
Earnings per fully diluted
   share - pro forma                  $.11         $1.07        $.09

        The assumption regarding the stock options issued to directors, officers, and key employees was that 100% of such options vested in 1996, rather than as required by the vesting schedule of the Plan.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996: dividend yield of 0%; expected volatility of 57.4%; risk-free interest rate of 6.36%; and expected lives of three years.

                         NITCHES, INC. AND SUBSIDIARIES

11.  Leases:

        The Company has lease commitments expiring at various dates, principally for real property and equipment. At August 31, 1997, the aggregate minimum rental commitments for all non-cancelable leases having initial or remaining terms of one or more years are as follows:

        Year ending August 31,
        ----------------------
              1998                    $  480,999
              1999                       388,032
              2000                       217,296
              2001                             0
              2002                             0
                                      ----------
                                      $1,086,327
                                      ==========

        In connection with the sale of certain product lines in August 1995 (see
Note 13) the Company subleased a portion of one of its New York showroom facilities. The above schedule of lease commitments excludes sublease income of approximately $20,000 per month.

        The Company's leases for real property are generally subject to rent escalation based on increases in the consumer price or other indices with certain minimum and maximum increases. Rent expense, net of sublease income, was approximately $582,000, $742,000 and $1,431,000, during fiscal 1997, 1996 and
1995, respectively.

12.  Significant Customers:

        Two customers accounted for 16.3% and 10.8%, respectively, of the Company's net sales in fiscal 1997. One customer accounted for 10.4% or more of the Company's net sales in fiscal 1996.

13.  Sale of Product Lines:

        On August 22, 1995, the Company sold various assets associated with its junior, girls and maternity product lines for an initial cash payment of $750,000 and a five-year note of $950,000. The Company recorded a $563,307 pretax gain from the transaction and fully reserved the five-year note. The Company accounted for the $950,000 note on a cost recovery basis and will record revenue when the buyer makes payments on the note.

        In the quarter ended February 28, 1997, the Company amended the five-year note associated with the sale of its junior, girls, and maternity product lines. The Company agreed to reduce the

                         NITCHES, INC. AND SUBSIDIARIES

13.  Sale of Product Lines: (continued)

principal amount to $600,000 and will accept interest only payments of 4% per year until March 15, 2001. Interest income of $14,000 was received through August 31, 1997.

14.  Restructuring Charge:

        In the fourth quarter of fiscal 1995, the Company implemented a strategy to eliminate unprofitable and marginal product lines, reduce its work force, dispose of excess equipment and consolidate its operations. As a result of this strategy, restructuring charges were incurred which reduced pretax operating income by approximately $1.8 million. The restructuring charges include approximately $890,000 for employee terminations and related severance packages, $610,000 for lease write-offs and $300,000 for fixed asset write-offs. At August 31, 1996, the remaining balance in the restructuring reserve, which was included in trade accounts and other payables, was approximately $232,000. Amounts charged against this liability during fiscal year ended August 31, 1997 include employee severance payments ($194,513), lease and related facility payments ($22,704) and other items ($14,988). There was no balance remaining in this restructuring reserve at August 31, 1997.

15.  Acquisition of Subsidiary Shares:

        In fiscal 1995, Body Drama acquired 1,446,921 shares of its stock through a tender offer at $2.93 per share. The total cost of these shares was approximately $4.9 million, which included expenses specifically associated with the tender offer, including the costs of defense for a related class action suit filed against Body Drama, the Company and several of its officers and directors (see Note 16). Nitches, Inc. and Body Drama incurred $250,000 and approximately $20,000, respectively, of legal costs related to the class action lawsuit during the year ended August 31, 1997. On November 10, 1994, the Company acquired the remaining 128,079 outstanding shares of Body Drama at $2.93 per share. The aggregate cost of the shares, which includes legal and other costs incurred in connection with the purchase, was $405,470.

16.  Litigation:

        On August 8, 1994, a class action lawsuit was filed in the San Diego Superior Court against the Company, its Body Drama subsidiary and certain former and present directors and officers of Body Drama seeking to enjoin Body Drama's tender offer for its

                         NITCHES, INC. AND SUBSIDIARIES

16.  Litigation: (continued)

shares and to recover certain unspecified damages on the basis of alleged breaches of fiduciary duty by the defendants. The Company has settled this action in exchange for a payment which the Company believes is equal to the minimum legal fees that it would have incurred if it chose to defend the litigation to a final verdict. As part of the settlement, the action was dismissed with prejudice, and the plaintiffs are now prohibited from bringing a new suit against the Company on the same cause of action, just as if the action had been prosecuted to a final verdict with judgment against the plaintiff.

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

        On August 27, 1996, the Company purchased and retired 37,700 shares of its common stock at $6.25 per share in connection with a limited repurchase by the Company. The stock repurchase plan authorizes management to make purchases from time to time in the open market or through privately negotiated transactions. The timing of the future repurchases, if any, and the amount of shares will be based on management's ongoing assessment of the Company's working capital requirements and liquidity.

        In October 1995, the Company began renting a 30,000 square foot warehouse and office building from Kuma Sport, Inc., which is 40% owned by Mr. Arjun Waney, the Chairman of Nitches. The Company pays rent of $15,000, on a month-to-month basis, which it believes is consistent with the fair market value of the facility. Nitches is also purchasing labor and administrative services from Kuma Sport on a monthly basis, as needed, at fair market rates. The Company purchased labor and administrative services for approximately $1.8 million and $2.5 million from Kuma Sport, Inc. in the fiscal years ending August 31, 1997 and 1996, respectively.

18. Employment agreements:

        In May 1995, the Company entered into Employment Agreements expiring on August 31, 1998 with two key executives. In addition to a base salary, each executive is entitled to receive a bonus

                         NITCHES, INC. AND SUBSIDIARIES

18.  Employment agreements: (continued)

equal to a percentage of pretax net income (exclusive of the bonus) over specified levels for fiscal 1996, 1997 and 1998. In the event that any one of the executives is terminated without cause prior to the expiration of the Employment Agreement, the executive will receive the salary remaining through the end of the term of the Employment Agreement, a pro rata portion of any bonus and continuation of certain employee benefits. The aggregate base salary of these executives through August 31, 1998, excluding bonuses and employee benefits, is $430,000.

19.  Quarterly Results of Operations (Unaudited):

        The following is a summary of the quarterly results of operations for the years ended August 31, 1997 and 1996:


                                      Three months ended
                             -----------------------------------
                             Nov. 30   Feb. 29  May 31   Aug. 31
                             -------   -------  -------  -------
                          (In thousands, except per share amounts)
Fiscal 1997:
    Net sales                $13,666   $11,295  $12,999  $10,454
    Gross profit               2,895     3,032    3,594    2,703
    Net income (loss)             45        93      183     (126)
    Net income (loss) per
      common share               .04       .07      .15     (.11)

Fiscal 1996:
    Net sales                $13,334   $16,032  $14,991  $10,024
    Gross profit               3,104     4,829    3,936    2,116
    Net income (loss)           (151)    1,170      519     (111)
    Net income (loss)
      per common share          (.13)      .97      .42     (.09)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Upon the recommendation of the Audit Committee, the Board of Directors of the Company has decided to change its independent auditor effective August 26, 1997. The Company has retained Moss Adams LLP on August 26, 1997 as its new independent auditor, replacing Deloitte & Touche LLP.

        The Company made the decision to change auditors based principally on the cost structure proposed by the two auditors. Deloitte & Touche LLP's reports on the financial statements of the Company for the past two years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with Deloitte & Touche LLP during the registrant's two most recent fiscal years or the interim period through August 26, 1997.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required as to this Item is incorporated herein by reference from the data under the caption "Election of the Directors of the Company and Information Concerning Directors and Executive Officers of the Company" in the Proxy Statement ("1997 Proxy Statement"), to be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held in December 1997, to be filed with the Commission in November 1997.


ITEM 11.  EXECUTIVE COMPENSATION.

        The information required as to this Item is incorporated herein by reference from the data under the caption "Compensation and Benefits" in the 1997 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required as to this Item is incorporated herein by reference from the data under the caption "Principal Shareholders" in the 1997 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required as to this Item is incorporated herein by reference from the data under the caption "Certain Transactions" in the 1997 Proxy Statement.

                             PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of this report:

     1. The following consolidated financial statements of the Registrant are included as part of this report:

     Consolidated Balance Sheets as of August 31, 1997 and 1996;

     Consolidated Statements of Operations for the years ended
         August 31, 1997, 1996 and 1995;

     Consolidated Statements of Shareholders' Equity for the years ended August 31, 1997, 1996 and 1995;

     Consolidated Statements of Cash Flows for the years ended
         August 31, 1997, 1996 and 1995;

     Notes to Consolidated Financial Statements; and

     Independent Auditors' Reports

     2. The following financial statement schedules of the Registrant are included as part of this report:

     Reports of independent auditors on financial statement schedules

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

     11    Computation of earnings per share See Note 2 of Notes to Consolidated
           Financial Statements

     21    Subsidiaries of the Registrant (5)

     23    Consent of Independent Certified Public Accountants
           23.1  Consent of Independent Certified Public Accountants (Moss Adams LLP)
           23.2  Consent of Independent Certified Public Accountants (Deloitte & Touche LLP)
     24    Power of Attorney regarding authority to sign documents to be filed with the Commission (5)

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

Date:  November 14, 1997

                                  NITCHES, INC.




                        By:          Steven P. Wyandt
                           ------------------------------------
                               Steven P. Wyandt, President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  Steven P. Wyandt       President and         November 14, 1997
------------------------ Chief Executive
  Steven P. Wyandt       Officer (Principal
                         Executive Officer and
                         Principal Financial
                         Officer) and Director



  Arjun C. Waney         Director              November 14, 1997
------------------------
  Arjun C. Waney



  Eugene B. Price II     Director              November 14, 1997
------------------------
  Eugene B. Price II



  Luther A. Henderson    Director              November 14, 1997
------------------------
  Luther A. Henderson



  William L. Hoese       Director              November 14, 1997
------------------------
  William L. Hoese

To the Board of Directors and Shareholders
Nitches, Inc. and Subsidiaries
San Diego, California


Our audit of the consolidated financial statements of Nitches, Inc. and Subsidiaries referred to in our report dated October 10, 1997 appearing in item 8 in this Annual Report of Form 10-K also included an audit of the August 31, 1997 information included in the financial statement schedule listed in item 14(a) of this Form 10-K. In our opinion, the information as of August 31, 1997 and for the period then ended included in the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


MOSS ADAMS LLP

Los Angeles, California
October 10, 1997

To the Board of Directors and Shareholders
Nitches, Inc. and Subsidiaries
San Diego, California


We have audited the consolidated financial statements of Nitches, Inc. and its subsidiaries as of August 31, 1996, and for each of the two years in the period ended August 31, 1996 and have issued our report thereon dated October 31, 1996; such consolidated financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated by reference. Our audits also included the financial statement schedule of Nitches, Inc. for each of the two years ended August 31, 1996, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP

San Diego, California
October 31, 1996

                                                                     Schedule II

                                 NITCHES, INC.

                 Valuation and Qualifying Accounts and Reserves

                                                           Additions
                                                    -----------------------
                                        Balance at   Charged to    Charged                  Balance
                                        Beginning    Costs and     To Other                 At End
                                         Of Year      Expenses     Accounts   Deductions    Of Year
                                         -------      --------     --------   ----------    -------

Year ended August 31, 1995
    Allowance for doubtful accounts       $578,000    $2,315,267              $2,493,267     $400,000
    Inventory markdown allowance        $1,579,000    $2,975,245              $4,127,245     $427,000

Year ended August 31, 1996
    Allowance for doubtful accounts       $400,000    $1,247,291              $1,222,291     $425,000
    Inventory markdown allowance          $427,000    $  715,910              $  809,910     $333,000

Year ended August 31, 1997
    Allowance for doubtful accounts       $425,000    $  881,798              $  954,798     $352,000
    Inventory markdown allowance          $333,000    $  565,520              $  695,020     $203,500

                                  EXHIBIT INDEX


Exhibit
Number    Exhibit
------    -------
 *2.1     Agreement and Plan of Reorganization dated November 9,
          1994 by and among Body Drama, Inc., Beeba's
          Acquisition, Inc. and the Company
 *3.1     Articles of Incorporation of the Company, as amended
 *3.2     Bylaws of the Company, as amended
 *4       See 3.1 and 3.2, above
  10      Material Contracts:
 *10.3.2  Incentive Stock Option Plan as amended October 3, 1989
 *10.3.3  Executive Option Plan adopted October 3, 1989, as
          amended
 *10.5.12 Lease Agreement between the Company and Broadway and 41st Associates
          Limited Partnership dated August 17, 1989
 *10.6    Form of Indemnification Agreement for Officers and
          Directors
 *10.12   Employee Stock Purchase Plan
 *10.28   Management Services Agreement between the Company and
          Body Drama, Inc. dated October 9, 1991
 *10.29   Documents concerning offer to purchase Registrant's
          shares pursuant to a Tender Offer dated July 20, 1995
 *10.30   Asset Purchase Agreement and related agreements between
          the Company and Design and Source Holding Company, Ltd.
          effective July 1, 1995
 *10.31   Employment Agreement dated May 9, 1995 between the
          Company and Arjun C. Waney
 *10.32   Employment Agreement dated May 9, 1995 between the
          Company and Steven P. Wyandt
  11      Computation of earnings per share.  See Note 2 of Notes
          to Consolidated Financial Statements
 *21      Subsidiaries of the Registrant
  23      Consent of Independent Certified Public Accountants
  23.1    Consent of Independent Certified Public Accountants (Moss Adams LLP)
  23.2    Consent of Independent Certified Public Accountants (Deloitte & Touche LLP)

Exhibit
Number    Exhibit
------    -------
  *24     Power of Attorney regarding authority to sign documents
          to be filed with the Commission
   27     Financial Data Schedule


* Incorporated by reference; see page 40.