Form 10-Q
period 1997-11-30
NITCHES INC
filed 1998-01-14
CIK 772263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 1997

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of January 9, 1998, 1,059,215 shares of the Registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                         NITCHES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                         November 30,   August 31,
                                             1997          1997
                                         -----------   -----------
                                         (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents              $   844,000   $   955,000
  Receivables:
    Trade accounts, less allowances
      ($505,000 at November 30, 1997
      and $352,000 at August 31, 1997)     6,303,000     6,906,000
    Income taxes receivable                   51,000        41,000
    Due from affiliates and employees        141,000        82,000
                                         -----------   -----------
                                           6,495,000     7,029,000

  Inventories, net                         2,657,000     4,272,000
  Deferred income taxes                      769,000       769,000
  Other current assets                     2,747,000       860,000
                                         -----------   -----------
  Total current assets                    13,512,000    13,885,000

Furniture, fixtures and equipment, net       190,000       219,000
Deferred income taxes                        699,000       699,000
Other assets                                 261,000       276,000
                                         -----------   -----------
                                         $14,662,000   $15,079,000
                                         ===========   ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and
    accrued expenses                     $ 1,982,000   $ 2,377,000
                                         -----------   -----------
  Total current liabilities                1,982,000     2,377,000

Deferred income taxes                        972,000     1,021,000
Shareholders' equity:
  Preferred stock, no par value,
    25,000,000 shares authorized
  Common stock, no par value,
    50,000,000 shares authorized;
    issued and outstanding (1,168,415
    at November 30, 1997 and 1,172,596
    at August 31, 1997)                    2,398,000     2,421,000
  Retained earnings                        9,310,000     9,260,000
                                         -----------   -----------
  Total shareholders' equity              11,708,000    11,681,000
                                         -----------   -----------
                                         $14,662,000   $15,079,000
                                         ===========   ===========

                         NITCHES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)



                                    Three months ended November 30,
                                    -------------------------------
                                         1997             1996
                                      -----------    -----------
Net sales                             $ 9,298,000    $13,666,000

Cost of goods sold                      6,833,000     10,772,000
                                      -----------    -----------
Gross profit                            2,465,000      2,894,000

Expenses:
  Selling, general and
    administrative                      2,430,000      2,848,000
                                      -----------    -----------

Income from operations                     35,000         46,000
Interest income                            47,000         24,000
Interest expense                                          (1,000)
                                      -----------    -----------

Income before income taxes                 82,000         69,000
Provision for income taxes                 32,000         24,000
                                      -----------    -----------
Net income                            $    50,000    $    45,000
                                      ===========    ===========

Net income per primary and
   fully diluted share                $       .04    $       .04
                                      ===========    ===========

Weighted average number of
   primary shares outstanding           1,207,826      1,270,214
                                      ===========    ===========

Weighted average number of
   fully diluted shares outstanding     1,214,875      1,270,214
                                      ===========    ===========

                         NITCHES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                      Three months ended November 30,
                                      -------------------------------
                                            1997               1996
                                        -----------    -----------
Net cash used by operating
  activities                            $   (77,000)   $  (239,000)
                                        -----------    -----------

Cash flows from investing activities:
  Capital expenditures                      (11,000)       (25,000)
                                        -----------    -----------

  Net cash used by investing
    activities                              (11,000)       (25,000)
                                        -----------    -----------

Cash flows from financing activities:
  Dividends paid                                        (1,210,000)
  Purchases and retirement of
    subsidiary shares by subsidiary                         (1,000)
  Purchases and retirement of
    parent common stock                     (23,000)
                                        -----------    -----------

  Net cash used by financing
    activities                              (23,000)    (1,211,000)
                                        -----------    -----------

Net decrease in cash and
  cash equivalents                         (111,000)    (1,475,000)

Cash and cash equivalents
  at beginning of period                    955,000      2,197,000
                                        -----------    -----------
Cash and cash equivalents
  at end of period                      $   844,000    $   722,000
                                        ===========    ===========


Supplemental disclosures of cash flow information:
  Cash paid during the period:
    Interest                                $67,000         $1,000
    Income taxes                            $49,000           $900

                         NITCHES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


1. Nitches, Inc. (the "Company") was organized in 1971 and has been a wholesale importer and distributor primarily of women's sportswear manufactured to its specifications and distributed in the United States under Company brand labels and private retailer labels since 1973.

2.  Condensed Financial Statements:

     The consolidated balance sheet as of November 30, 1997, and the consolidated statements of operations and the condensed consolidated cash flow statements for the three months ended November 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at November 30, 1997 and for all periods presented have been made. The results of operations for the periods ended November 30, 1997 and 1996 are not necessarily indicative of the operating results for the full years.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 1997 audited financial statements.

3.  Earnings Per Share:

         At November 30, 1997, common stock equivalents for options were included in the weighted average number of shares outstanding.

4.  Inventories:

                                 November 30,     August 31,
                                    1997            1997
                                -----------     -----------
     Fabric and trims            $  181,000      $  248,000
     Finished goods               2,476,000       4,024,000
                                -----------     -----------
                                 $2,657,000      $4,272,000
                                 ==========      ==========

                         NITCHES, INC. AND SUBSIDIARIES

5.  Contingent Liabilities:

         Pursuant to the terms of an agreement between Nitches and a financial institution, Nitches sells a majority of its trade accounts receivable to the financial institution on a pre-approved non-recourse basis. The Company may request advances in anticipation of customer collections and open letters of credit through the lender, all of which are collateralized by all of the Company's assets. Outstanding advances are charged interest at the lender's prime rate less one half percent. There were no advances outstanding as of November 30, 1997. Included in trade accounts receivable at November 30, 1997 and August 31, 1997 are non-recourse accounts due from the financial institution of approximately $5,278,000 and $6,188,000, respectively. Contingent liabilities for irrevocable letters of credit outstanding are as follows:

                                     November 30,   August 31,
                                         1997          1997
                                     ------------   ----------
     Contingent liabilities for
       irrevocable letters of credit   $6,657,000  $ 5,322,000

6.  Other Current Assets:

         At August 31, 1997, this included an advance of $500,000 to a licensor made in June 1997. This advance was secured by a one year U.S. Treasury Bill. As of November 30, 1997 the Company has received the $500,000 on the principal of the advance and approximately $19,000 in interest.

         Marketable equity securities are carried at the lower of cost or market at the balance sheet date; that determination is made by aggregating all current marketable equity securities. Marketable equity securities included in current assets had a market value and cost at November 30, 1997 of approximately $756,000 and $750,000, respectively. At November 30, 1997, there were gross unrealized gains of approximately $6,000 and zero gross unrealized losses pertaining to the current portfolio. There were no net realized gains or losses in the determination of net income for the first quarter ended November 30, 1997.

         As of September 1, 1997, the Company sold net assets associated with its dress product line at cost and financed approximately $480,000 of the purchase price for the buyer. In connection with that transaction, the Company agreed to provide management services and financing for the buyer. At November 30, 1997, amounts due to the Company arising out of this transaction was approximately $1,600,000.

                         NITCHES, INC. AND SUBSIDIARIES

7.  Stock repurchase and related party transactions:

         The Company purchased and retired an aggregate of 4,181 shares of its common stock at prices ranging from $5.125 to $6.75 per share in connection with a limited repurchase by the Company during the first quarter of fiscal 1998. The stock repurchase plan authorized management to make purchases from time to time in the open market or through privately negotiated transactions. The timing of the future repurchases, if any, and the amount of shares will be based on management's ongoing assessment of the Company's working capital requirements and liquidity.

         In October 1995, the Company began renting a 30,000 square foot warehouse and office building from Kuma Sport, Inc., which is 40% owned by Mr. Arjun C. Waney, the Chairman of Nitches, Inc. The Company pays rent of $15,000 on a month-to-month basis, which it believes is consistent with the fair market value of the facility. Nitches is also purchasing labor and administrative services from Kuma Sport on a monthly basis, as needed, at fair market rates. The Company purchased labor and administrative services for approximately $406,000 in the first quarter of fiscal 1998.

8.  Major Customers:

         Two customers accounted for 25.6% and 11.2%, respectively, of the Company's net sales in the quarter ended November 30, 1997. Three customers accounted for 20.1%, 10.8%, and 10.5%, respectively, of the Company's net sales in the quarter ended November 30, 1996. One customer accounted for approximately 30% of the Company's trade accounts receivable at November 30, 1997.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations

         Net sales for the three months ended November 30, 1997 decreased approximately $4,368,000, or 32.0%, as compared to the three months ended November 30, 1996. This decrease is primarily attributable to the Company's sale of various assets and licensing of certain tradenames associated with its dress product line as of September 1, 1997. The Company's sales of this product amounted to approximately $380,000 in the quarter ended November 30, 1996 and $1,315,000 in the quarter ended November 30, 1995. In addition, sales decreased in the current quarter due to a 46.6% decrease in the number of garments sold offset by a 0.8% increase in the average selling price per garment.

         As of September 1, 1997, the Company sold assets associated with its dress product line at cost and granted the buyer an exclusive, world-wide license to use various tradenames registered by the Company for this product line. At that time, the Company also ceased purchasing garments which had previously been sold under the tradenames licensed to the buyer. Sales of this product line amounted to approximately $8.8 million, $22.3 million and $21.4 million in fiscal 1997, 1996 and 1995, respectively. The sale of the product line and the licensing of the tradename are consistent with management's efforts to eliminate unprofitable product lines.

         As a result of the Company's efforts to reduce unprofitable product lines and the sale of its dress product line discussed above, net sales in each of the remaining quarters of fiscal 1998 are likely to be significantly lower than the quarterly net sales reported in fiscal 1997. The dress product line generated approximately $3,287,000, $3,617,000 and $1,509,073 of net sales in the second, third and fourth quarters of fiscal 1997, respectively.

         The gross margin of 26.5% for the first quarter of fiscal 1998 increased from the 21.2% gross margin reported for the first quarter of last year. The increase was primarily attributable to a decrease in the average cost per garment. The Company's product mix is constantly changing to reflect the changing seasons and fashion trends. Consequently, gross margins are likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same quarter of prior fiscal years.

         Selling, general and administrative expenses decreased in dollar amount from $2.8 million for the first quarter of last year to $2.4 million for the current quarter and increased as a percent of sales from 20.8% for the first quarter of last year to 26.1% for the current quarter. The decrease in dollar amount and the increase as a percentage of sales reflects the Company's decreased sales volume and its restructuring to decrease overhead which resulted in lower salary, commission and rent expense.

Liquidity and Capital Resources

         The Company used approximately $77,000 of cash from operations in the first quarter of fiscal 1998, primarily for the normal seasonal purchase of inventory.

         At November 30, 1997, the Company had agreements with a financial institution pursuant to which the Company sold a majority of its trade accounts receivable to the financial institution on a pre-approved non-recourse basis. The Company ships the non-financed portion of the merchandise to customers and attempts to make those shipments on a COD basis or ensure that the customer's payments are backed by a commercial or standby letter of credit issued by the customer's bank. The amount of the Company's receivables which were not sold to the financial institution and were not made on a COD basis or supported by commercial or standby letters of credit at November 30, 1997 was approximately $1,434,000 of which approximately $639,000 had been collected through January 12, 1998.

         Payment for receivables which are sold to the financial institution is made at the time customers make payment to the financial institution or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date. The Company may request advances in anticipation of customer collections at the lender's prime rate less one half percent and open letters of credit through the lender up to $20 million. The amount of such borrowings, including a portion of outstanding letters of credit, are limited to certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company and are collateralized by all of the assets of the Company. At November 30, 1997, the Company had outstanding letters of credit of approximately $6,657,000 which had been opened through the financial institution. There were no cash borrowings outstanding from the financial institution as of November 30, 1997. Under these agreements, the Company is required to maintain $9 million in net worth and $8.5 million in working capital. The Company's working capital was $11.5 million as of November 30, 1997.

         The Company is not aware of any trends or other matters which will, or are reasonably likely to, result in its liquidity materially increasing or decreasing in the current fiscal year.

Inventory

         The experience of the Company demonstrates that, in its ordinary course of operations, a portion of the Company's sales may be made below its normal selling prices or below cost. The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

         The Company's inventory decreased from $4.3 million at August 31, 1997 to $2.7 million at November 30, 1997. A portion of this decrease is attributable to the sale of inventory associated the Company's dress product line. The Company has established an inventory markdown reserve as of November 30, 1997, which management believes will be sufficient for current inventory that is expected to be sold below cost in the future. There can be no assurance that the Company will realize its expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of November 30, 1997 for which customer sales orders have not yet been received.

Backlog

         At November 30, 1997, the Company had unfilled customer orders of $ 9.6 million compared to $16.1 million of such orders at November 30, 1996, with such orders generally scheduled for delivery by April 1998 and April 1997, respectively. The decrease in backlog is primarily attributable to the sale of the dress product line. These amounts include both confirmed orders and unconfirmed orders which the Company believes, based on industry practice and past experience, will be confirmed. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at November 30, 1997.

Impact of Exchange Rates

         All the Company's purchases are denominated in United States dollars. Because the Company's products are sold primarily in the United States, in dollar denominated transactions, the Company does not engage in hedging or other arbitrage to reduce currency risk. An increase in the value of the dollar versus foreign currencies could enhance the Company's purchasing power for new purchase orders and reduce its costs of goods sold. Conversely, a decrease in the value of the dollar relative to foreign currencies could result in an increase in the Company's cost of manufacturing for new purchase orders and costs of goods sold.

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

Cautionary Statement Under the Private Securities Litigation
Reform Act of 1995

         Statements in this Quarterly Report on Form 10Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the "Notes to Consolidated Financial Statements", as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include a softening of retailer or consumer acceptance of the Company's products, pricing pressures and other competitive forces, or unanticipated loss of a major customer. In addition, the Company's business, operations and financial condition are subject to reports and statements filed from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10K, for the fiscal year ended August 31, 1997 and this Quarterly Report on Form 10Q.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         There are no material legal proceedings to which the Company or any of its subsidiaries was a party in the quarter ended November 30, 1997.

Item 6.  Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed herewith. Exhibit numbers refer to Item 601 of Regulation S-K:

         Exhibit No. 27: Financial Data Schedule

(b) There were no reports on Form 8-K during the quarter ended November 30, 1997.

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




                                                    NITCHES, INC.
                                           --------------------------------
                                                     Registrant



January 14, 1998                       By:     Steven P. Wyandt
                                           --------------------------------
                                               Steven P. Wyandt
                                           As Principal Financial Officer and
                                              on behalf of the Registrant