Form 10-Q
period 1998-02-28
NITCHES INC
filed 1998-04-14
CIK 772263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended: February 28, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of April 10, 1998, 1,006,415 shares of the Registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                         NITCHES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                February 28,        August 31,
                                                   1998                1997
                                                -----------        -----------
                                                (Unaudited)
     ASSETS
Current assets:
  Cash and cash equivalents                     $    85,000        $   955,000
  Receivables:
    Trade accounts, less allowances
      ($479,000 at February 28, 1998 and
       $352,000 at August 31, 1997)               4,389,000          6,906,000
    Income taxes receivable                         215,000             41,000
    Due from affiliates and employees               158,000             82,000
                                                -----------        -----------
                                                  4,762,000          7,029,000

  Inventories, net                                4,823,000          4,272,000
  Deferred income taxes                             769,000            769,000
  Other current assets                            4,123,000            860,000
                                                -----------        -----------
    Total current assets                         14,562,000         13,885,000

Furniture, fixtures and equipment, net              178,000            219,000
Deferred income taxes                               699,000            699,000
Other assets                                        482,000            276,000
                                                -----------        -----------
                                                $15,921,000        $15,079,000
                                                ===========        ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current
liabilities:
  Accounts payable and
    accrued expenses                            $ 3,481,000        $ 2,377,000
  Notes payable                                   1,216,000
                                                -----------        -----------
    Total current liabilities                     4,697,000          2,377,000

Deferred income taxes                               972,000          1,021,000
Shareholders' equity:
  Preferred stock, no par value,
    25,000,000 shares authorized
  Common stock, no par value,
    50,000,000 shares authorized;
    1,015,515 issued and outstanding              1,376,000          2,421,000
  Retained earnings                               8,876,000          9,260,000
                                                -----------        -----------
    Total shareholders' equity                   10,252,000         11,681,000
                                                -----------        -----------
                                                $15,921,000        $15,079,000
                                                ===========        ===========

                         NITCHES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)



                                        Second quarter ended                      Six months ended
                               ---------------------------------         ---------------------------------
                               February 28,         February 28,         February 28,         February 28,
                                   1998                 1997                 1998                 1997
                               ------------         ------------         ------------         ------------
Net sales                      $  5,959,000         $ 11,295,000         $ 15,257,000         $ 24,962,000

Cost of goods sold                4,709,000            8,264,000           11,542,000           19,035,000
                               ------------         ------------         ------------         ------------

Gross profit                      1,250,000            3,032,000            3,715,000            5,926,000

Expenses:
  Selling, general
   and administrative             2,058,000            2,841,000            4,488,000            5,690,000
                               ------------         ------------         ------------         ------------

Income (loss) from
   operations                      (808,000)             191,000             (773,000)             237,000

Interest income                     100,000               34,000              147,000               58,000
Interest expense                     (4,000)             (84,000)              (4,000)             (85,000)
                               ------------         ------------         ------------         ------------

Income (loss) before
  income taxes                     (712,000)             141,000             (630,000)             210,000
Provision (benefit)
  for income taxes                 (278,000)              48,000             (246,000)              71,000
                               ------------         ------------         ------------         ------------
Net income (loss)              $   (434,000)        $     93,000         $   (384,000)        $    138,000
                               ============         ============         ============         ============

Basic earnings (loss)
  per share                    $       (.40)        $        .08         $       (.34)        $        .11
                               ============         ============         ============         ============

Diluted earnings (loss)
  per share                    $       (.39)        $        .07         $       (.33)        $        .11
                               ============         ============         ============         ============

Weighted average
  number of shares used
  in computing Basic
  earnings per share              1,073,371            1,210,296            1,122,958            1,210,296
                               ============         ============         ============         ============

Weighted average
  number of shares used
  in computing Diluted
  earnings per share              1,115,630            1,261,963            1,165,217            1,261,963
                               ============         ============         ============         ============

                         NITCHES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                  Six months ended February 28
                                                 -------------------------------
                                                     1998                1997
                                                 -----------         -----------
Net cash used by
  operating activities                           $(1,006,000)        $(1,419,000)
                                                 -----------         -----------

Cash flows from investing activities:
  Capital expenditures                               (35,000)            (35,000)
                                                 -----------         -----------

  Net cash used by investing
    activities                                       (35,000)            (35,000)
                                                 -----------         -----------

Cash flows from financing activities:
  Dividends paid                                                      (1,210,296)
  Net borrowings under line of
    credit and short-term loan
    agreements                                     1,216,000             485,000
  Purchases and retirement of
    subsidiary shares                                                     (1,000)
  Purchases and retirement of
    parent common stock                           (1,045,000)
                                                 -----------         -----------
  Net cash used by financing
    activities                                       171,000            (726,000)
                                                 -----------         -----------

Net decrease in cash and
  cash equivalents                                  (870,000)         (2,180,000)

Cash and cash equivalents
  at beginning of period                             955,000           2,197,000
                                                 -----------         -----------
Cash and cash equivalents
  at end of period                               $    85,000         $    17,000
                                                 ===========         ===========



Supplemental disclosures of cash flow information:
  Cash paid during the period:
    Interest                                     $    72,000         $    86,000
    Income taxes                                 $    51,000         $    89,000

                         NITCHES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Nitches, Inc. (the "Company") was organized in 1971 and has been a wholesale importer and distributor primarily of women's sportswear manufactured to its specifications and distributed in the United States under Company brand labels and private retailer labels since 1973.

2.  Condensed Consolidated Financial Statements:

        The consolidated balance sheet as of February 28, 1998, and the consolidated statements of operations for the three and six months ended February 28, 1998 and 1997 and the condensed consolidated cash flow statements for the six months ended February 28, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at February 28, 1998 and for all periods presented have been made. The results of operations for the periods ended February 28, 1998 and 1997 are not necessarily indicative of the operating results for the full years.

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

                         NITCHES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

3.  Earnings Per Share:

        For the three and six months ended February 28, 1998, 42,260 common stock equivalents for options were included in the weighted average number of diluted shares outstanding. For the three and six months ended February 28, 1997, 51,667 common stock equivalents for options were included in the weighted average number of diluted shares outstanding.

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

4.  Inventories:

                                             February 28,        August 31,
                                             ------------        ----------
                                                 1998               1997
     Fabric and trims                         $   76,000         $  247,000
     Finished goods                            4,747,000          4,024,000
                                              ----------         ----------
                                              $4,823,000         $4,272,000
                                              ==========         ==========

5.  Notes Payable and Contingent Liabilities:

     Pursuant to the terms of an agreement between Nitches and a financial institution, Nitches sells a majority of its trade accounts receivable to the financial institution on a pre-approved non-recourse basis. The Company may request advances in anticipation of customer collections and open letters of credit through the lender, all of which are collateralized by all of the Company's assets. Outstanding advances are charged interest at the lender's prime rate less one half percent. Included in trade accounts receivable at February 28, 1998 and August 31, 1997 are non-recourse accounts due from the financial institution of approximately $3,846,000 and $6,188,000, respectively. Notes payable and contingent liabilities for irrevocable letters of credit outstanding are as follows:

                         NITCHES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

5.  Notes Payable and Contingent Liabilities: (continued)

                                               February 28,       August 31,
                                                  1998               1997
                                               ----------        ----------
     Contingent liabilities for
       irrevocable letters of credit           $5,839,000        $5,322,000
     Notes Payable                              1,216,000

6.  Other Current Assets:

        Marketable equity securities are carried at the lower of cost or market at the balance sheet date; that determination is made by aggregating all current marketable equity securities. Marketable equity securities included in current assets had a market value and cost at February 28, 1998 of approximately $957,000 and $750,000, respectively. At February 28, 1998, there were gross unrealized gains of approximately $207,000 and zero gross unrealized losses pertaining to the current portfolio. There were no net realized gains or losses in the determination of net income for the three and six months ended February 28, 1998.

        As of September 1, 1997, the Company sold net assets associated with its dress product line at cost to an unaffiliated third party and financed approximately $480,000 of the purchase price for the buyer. In connection with that transaction, the Company agreed to provide certain management services and financing for the buyer. At February 28,1998, net amounts due to the Company arising out of this transaction was approximately $2,747,000 payable over the remaining current fiscal year.

7. Stock repurchase and related party transactions:

        The Company purchased and retired an aggregate of 152,900 and 157,081 shares of its common stock at prices ranging from $5.00 to $6.813 per share in connection with a limited repurchase by the Company during the three and six months, respectively, ended February 28, 1998. The stock repurchase plan authorized management to make purchases from time to time in the open market or through privately negotiated transactions. The timing of the future repurchases, if any, and the amount of the shares will be based on management's ongoing assessment of the value of the Company's common stock and the Company's working capital requirements and liquidity.

                         NITCHES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

8.  Major Customers:

        Three customers accounted for 17.6%, 14.9%, and 10.2%, respectively, of the Company's net sales in the three months ended February 28, 1998. Two customers accounted for 21.9% and 11.1%, respectively, of the Company's net sales in the six months ended February 28, 1998. One major customer accounted for 12.3% and 16.7% of the Company's net sales in the quarter and six months ended February 28, 1997, respectively.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Results of Operations

SIX MONTHS ENDED FEBRUARY 28, 1998 COMPARED TO THE SIX MONTHS ENDED FEBRUARY 29, 1997.

     Net sales for the six months ended February 28, 1998 decreased approximately $9.7 million (38.9%) as compared to the six months ended February 28, 1997. Overall, sales decreased due to a 42.0% decrease in the number of garments sold offset by a 5.0% increase in the average selling price per garment. The decrease in the number of garments sold is primarily associated with the sale of the dress product line. The higher selling price per garment is a result of the Company's shifting product mix to higher priced and higher cost niche products such as the Western Wear Divisions.

     Gross margins increased from 23.7% for the six months ended February 28, 1997 to 24.3% for the current six month period. The increase was attributable to the increase in the average selling price explained above offset by a 2.4% increase in the average cost per garment. The Company's product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margins are likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

    Selling, general and administrative expenses decreased in dollar amount from $5.7 million for the first six months of last year to $4.5 million for the first six months of fiscal 1998, and increased as a percent of net sales from 22.8% last year to 29.4% for the current period. The decrease in dollar amount is a result of the Company's continued efforts to decrease overhead along with the benefits from the sale of the dress product line; however, the increase as a percentage of sales is due to the loss in sales volume as mentioned above.

         Interest expense decreased in the six months ended February 28, 1998 due to the absence of a nonrecurring assessment imposed by the Internal Revenue Service during the six months ended February 28, 1997. Interest income increased in the six months ended February 28, 1998 due to earnings made on the purchase agreement for the dress product line.

        The primary reason for the year to date operating loss was poor performance of the Activewear product line and the decision to discontinue the line in January 1998.

THREE MONTHS ENDED FEBRUARY 28, 1998 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 1997.

     Net sales for the second quarter of fiscal 1998 decreased approximately $5.3 million (47.2%) compared to the net sales for the same quarter last year. Overall, sales decreased in the current quarter due to a 48.4% decrease in the number of garments sold offset by a 3.3% increase in the average selling price per garment. The lower selling price per garment is a result of the loss in volume in dresses, which amounted to $3.3 million in net sales during the same period last year.

     Gross margins decreased from 26.8% for the three months ended February 28, 1997 to 21.0% for the current quarter. The decrease was attributable to the loss in gross margin associated with the sale of the dress product line. The Company's product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margins are likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

    Selling, general and administrative expenses decreased in dollar amount from $2.8 million for the second quarter of last year to $2.1 million for the second quarter of fiscal 1998, and increased as a percent of net sales from 25.1% last year to 34.5% for the current quarter. The decrease in dollar amount is a result of the Company's continued efforts to decrease overhead, such as salaries and commissions, along with the benefits from the sale of the dress product line; however, the increase as a percentage of sales is due to the loss in sales volume as mentioned above.

         Interest expense decreased in the three months ended February 28, 1998 due to the absence of a nonrecurring assessment imposed by the Internal Revenue Service during the three months ended February 28, 1997. Interest income increased in the current quarter due to earnings made on the purchase agreement for the dress product line.

               The primary reason for the year to date operating loss was poor performance of the Activewear product line and the decision to discontinue the line in January 1998.

Liquidity and Capital Resources

        The Company used approximately $1.0 million of cash from operations in the six months ended in fiscal 1998 primarily for the normal seasonal purchase of inventory.

        At February 28, 1998, the Company had agreements with a financial institution pursuant to which the Company sold a majority of its trade accounts receivable to the financial institution on a pre-approved non-recourse basis. The Company ships the non-financed portion of the merchandise to customers and attempts to make those shipments on a COD basis or ensure that the customer's payments are backed by a commercial or standby letter of credit issued by the customer's bank. The amount of the Company's receivables which were not sold to the financial institution and were not made on a COD basis or supported by commercial or standby letters of credit at February 28, 1998 was approximately $.8 million of which approximately $.1 million has been collected through March 20, 1998.

     Payment for receivables which are sold to the financial institution is made at the time customers make payment to the financial institution or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date. The Company may request advances in anticipation of customer collections at the lender's prime rate less one half percent and open letters of credit through the lender up to $20 million. The amount of such borrowings, including a portion of outstanding letters of credit, are limited to certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company and are collateralized by all of the assets of the Company. At February 28, 1998, the Company had outstanding letters of credit of approximately $5.8 million which had been opened through the financial institution. Cash borrowings from the financial institution were approximately $1.2 million as of February 28, 1998. Under these agreements, the Company is required to maintain $9 million in net worth and $8.5 million in working capital.

        The Company is not aware of any trends or other matters which will, or are reasonably likely to, result in its liquidity materially increasing or decreasing.

Other Information

INVENTORY

     The experience of the Company demonstrates that, in its ordinary course of operations, a portion of the Company's sales may be made below its normal selling prices or below cost subsequent to February 28, 1998. The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

     The Company's inventory increased from $4.3 million at August 31, 1997 to $4.8 million at February 28, 1998. The Company has established an inventory markdown reserve as of February 28, 1998 which management believes will be sufficient for current inventory that is expected to be sold below cost in the future. There can be no assurance that the Company will realize its expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of February 28, 1998 for which customer sales orders have not yet been received.

BACKLOG

     At February 28, 1998, the Company had unfilled customer orders of $11.2 million compared to $14.4 million of such orders at February 28, 1997, with such orders generally scheduled for delivery by July 1998 and July 1997, respectively. The decrease in backlog is primarily attributable to the sale of the dress product line which accounted for a backlog of $2.7 million in the prior period. These amounts include both confirmed orders and unconfirmed orders which the Company believes, based on industry practice and past experience, will be confirmed. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at February 28, 1998.

STOCK SPLIT

        The Company does not currently comply with the new NASDAQ rules for listing on the National Market. Therefore, the Company has filed for listing on the NASDAQ SmallCap Market. To increase the public float of the Company's common stock and reduce the possibility of not meeting the public float requirement for listing on the NASDAQ SmallCap Market in the future, the Company has approved a two-for-one stock split effective May 4, 1998 for shareholders of record as of April 17, 1998.

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

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        Statements in this Quarterly Report on Form 10Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the "Notes to Consolidated Financial Statements", as well as oral statements that may be made by the Company or by officers, directors, or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include a softening of retailer or consumer acceptance of the Company's products, pricing pressures and other competitive forces, or unanticipated loss of a major customer. In addition, the Company's business, operations and financial condition are subject to reports and statements filed from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10K, for the fiscal year ended August 31, 1997 and this Quarterly Report on Form 10Q.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

        There are no material legal proceedings to which the Company or any of its subsidiaries was a party in the quarter ended February 28, 1998.

Item 4.  Submission of Matters to a Vote of Security Holders.

     An annual meeting of shareholders of the Company was held on December 17, 1997. At the meeting, the shareholders approved the following:

(1) the appointment of Moss Adams LLP as the Company's independent certified public accountants for the fiscal year ending August 31, 1998 by votes of 1,048,111 for, 555 against and 511 abstain, and

(2) the election of directors as follows:

           Name                           Votes For                  Withheld
     ----------------------            ---------------            --------------
     Arjun C. Waney                       1,045,469                   3,708
     Steven P. Wyandt                     1,045,769                   3,408
     Luther A. Henderson                  1,045,469                   3,708
     Eugene B. Price II                   1,045,769                   3,408
     William L. Hoese                     1,045,769                   3,408

Item 6.  Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed herewith. Exhibit numbers refer to Item 601 of Regulation S-K:

        Exhibit No. 10.33   Purchase Agreement between Ulterior
                            Motives, Inc. and the Company
                            effective September 1, 1997.

        Exhibit No. 27:  Financial Data Schedule.

(b) Reports on Form S-8 filed during the quarter ended February 28, 1998:

        Nitches, Inc. Executive Option Plan

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.




                                                   NITCHES, INC.
                                         ---------------------------------------
                                                    Registrant



April 14, 1998                        By:         Steven P. Wyandt
                                         ---------------------------------------
                                                  Steven P. Wyandt
                                         As Principal Financial Officer and
                                              on behalf of the Registrant