Form 10-Q
period 1998-05-31
NITCHES INC
filed 1998-07-15
CIK 772263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 1998

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

As of July 10, 1998, 2,012,030 shares of the Registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                         NITCHES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                  May 31,             August 31,
                                                   1998                 1997
                                                -----------          -----------
                                                (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                     $ 1,264,000          $   955,000
  Receivables:
    Trade accounts, less allowances
      ($402,000 at May 31, 1998 and
       $352,000 at August 31, 1997)               4,561,000            6,906,000
    Income taxes receivable                         241,000               41,000
    Due from affiliates and employees               263,000               82,000
                                                -----------          -----------
                                                  5,065,000            7,029,000

  Inventories, net                                2,791,000            4,272,000
  Deferred income taxes                             769,000              769,000
  Other current assets                            2,274,000              860,000
                                                -----------          -----------
    Total current assets                         12,163,000           13,885,000

Furniture, fixtures and equipment, net              140,000              219,000
Deferred income taxes                               699,000              699,000
Other assets                                         80,000              276,000
                                                -----------          -----------
                                                $13,082,000          $15,079,000
                                                ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and
    accrued expenses                            $ 1,842,000          $ 2,377,000
                                                -----------          -----------
    Total current liabilities                     1,842,000            2,377,000

Deferred income taxes                               972,000            1,021,000
Shareholders' equity:


Preferred stock, no par value,
  25,000,000 shares authorized
Common stock, no par value,
  50,000,000 shares authorized;
  2,012,030 issued and outstanding                1,314,000            2,421,000
Retained earnings                                 8,954,000            9,260,000
                                                -----------          -----------
  Total shareholders' equity                     10,268,000           11,681,000
                                                -----------          -----------
                                                $13,082,000          $15,079,000
                                                ===========          ===========

                         NITCHES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                  (Unaudited)


                                        Third quarter ended                              Nine months ended
                                 -----------------------------------           -----------------------------------
                                    May 31,               May 31,                May 31,                May 31,
                                     1998                  1997                   1998                   1997
                                 ------------           ------------           ------------           ------------
Net sales                        $  8,483,000           $ 12,999,000           $ 23,740,000           $ 37,961,000

Cost of goods sold                  6,467,000              9,405,000             18,009,000             28,440,000
                                 ------------           ------------           ------------           ------------

Gross profit                        2,016,000              3,594,000              5,731,000              9,520,000

Expenses:
  Selling, general
   and administrative               1,948,000              3,353,000              6,437,000              9,042,000
                                 ------------           ------------           ------------           ------------

Income (loss) from
   operations                          68,000                241,000               (706,000)               478,000

Interest income                        82,000                 12,000                229,000                 70,000
Interest expense                      (20,000)               (10,000)               (24,000)               (96,000)
                                 ------------           ------------           ------------           ------------

Income (loss) before
  income taxes                        130,000                243,000               (501,000)               452,000
Provision for income
  taxes                                51,000                 60,000               (195,000)               131,000
                                 ============           ============           ============           ============
Net income (loss)                $     79,000           $    183,000           $   (306,000)          $    321,000
                                 ============           ============           ============           ============

Basic earnings (loss)
    per share                    $        .04           $        .07           $       (.14)          $        .13
                                 ============           ============           ============           ============

Diluted earnings(loss)           $        .04           $        .07           $       (.14)          $        .13
    per share                    ============           ============           ============           ============

Weighted average
  number of shares used
  in computing basic
  earnings per share                2,085,376              2,504,391              2,243,735              2,510,105
                                 ============           ============           ============           ============

Weighted average
  number of shares used
  in computing Diluted
  earnings per share                2,085,793              2,504,391              2,243,735              2,510,105
                                 ============           ============           ============           ============

                         NITCHES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                             Nine months ended May 31
                                                        ---------------------------------
                                                            1998                 1997
                                                        -----------           -----------
Net cash provided by
  operating activities                                  $ 1,453,000           $   569,000
                                                        -----------           -----------

Cash used by investing activities:
  Capital expenditures                                      (37,000)              (63,000)

Cash flows used by financing activities:
  Dividends paid                                                               (1,210,000)
  Purchases and retirement of
    subsidiary shares                                                              (1,000)
  Purchases and retirement of
    parent common stock                                  (1,007,000)
                                                        -----------           -----------
                                                         (1,107,000)           (1,211,000)
                                                        -----------           -----------
Net increase (decrease) in cash
  and cash equivalents                                      309,000              (705,000)

Cash and cash equivalents
  at beginning of period                                    955,000             2,197,000
                                                        -----------           -----------
Cash and cash equivalents
  at end of period                                      $ 1,264,000           $ 1,492,000
                                                        ===========           ===========

Supplemental disclosures of cash
flow information:

Cash paid during the period:

    Interest                                            $    92,000           $    96,000
    Income taxes                                        $    54,000           $    93,000

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

2.  Condensed Consolidated Financial Statements:

        The consolidated balance sheet as of May 31, 1998, and the consolidated statements of operations for the three and nine months ended May 31,1998 and the condensed consolidated cash flow statements for the nine months ended May 31, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at May 31, 1998 and for all periods presented have been made. The results of operations for the periods ended May 31, 1998 are not necessarily indicative of the operating results for the full year.

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

                         NITCHES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

3.  Earnings Per Share:

        Earnings per share and share amounts reflect a two for one stock split effective May 4, 1998. For the three months ended May 31, 1998, 71,490 and 71,906 common stock equivalents for options were included in the weighted average number of basic and diluted shares outstanding, respectively. For the three months ended May 31, 1997, 83,799 common stock equivalents for options were included in both the weighted average number of basic and diluted shares outstanding. For the nine months ended May 31, 1998, 76,013 common stock equivalents for options were included in both weighted average number of basic and diluted shares outstanding. For the nine months ended May 31, 1997, 89,513 common stock equivalents for options were included in both the weighted average number of basic and diluted shares outstanding.

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

4.  Inventories:


                             May 31,           August 31,
                              1998                1997
                          ------------        ------------
Fabric and trims          $    111,000        $    248,000
Finished goods               2,680,000           4,024,000
                          ------------        ------------
                          $  2,791,000        $  4,272,000
                          ============        ============

                         NITCHES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

5.  Notes Payable and Contingent Liabilities:

        Pursuant to the terms of an agreement between Nitches and a financial institution, Nitches sells a majority of its trade accounts receivable to the financial institution on a pre-approved non-recourse basis. The Company may request advances in anticipation of customer collections and open letters of credit through the lender, all of which are collateralized by all of the Company's assets. Outstanding advances are charged interest at the lender's prime rate less one half percent. Included in trade accounts receivable at May 31, 1998 and August 31, 1997 are non-recourse accounts due from the financial institution of approximately $1,042,000 and $6,188,000, respectively. Notes payable and contingent liabilities for irrevocable letters of credit outstanding are as follows:


                                        May 31,     August 31,
                                         1998          1997
                                      -----------   -----------
     Contingent liabilities for
       irrevocable letters of credit  $ 6,452,000   $ 5,322,000


6.  Other Current Assets:

        Marketable equity securities are carried at the lower of cost or market at the balance sheet date. Marketable equity securities included in current assets had a market value and cost at May 31, 1998 of approximately $779,000 and $750,000, respectively. At May 31, 1998, there were gross unrealized gains of approximately $29,000 and zero gross unrealized losses pertaining to the current portfolio. There were no net realized gains or losses in the determination of net income for the three and nine months ended May 31, 1998.

        As of September 1, 1997, the Company sold net assets associated with its dress product line at cost to an unaffiliated third party and financed approximately $480,000 of the purchase price for the buyer. In connection with that transaction, the company agreed to provide certain management services and financing for the buyer. At May 31, 1998, net amount due to the company from this transaction was approximately $1,268,000 payable over the remaining current fiscal year.

                         NITCHES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

7. Stock repurchase:

        Share amounts reflect a two for one stock split effective May 4, 1998. The Company purchased and retired an aggregate of 19,000 and 333,162 shares of its common stock at prices ranging from $2.50 to $3.438 per share in connections with a limited repurchase by the Company during the three and nine months, respectively, ended May 31, 1998.

        The stock repurchase plan authorized management to make purchases from time to time in the open market or through privately negotiated transactions. The timing of the future repurchases, if any, and the amount of the shares will be based on management's ongoing assessment of the value of the Company's common stock and the Company's working capital requirements and liquidity.

8.  Major Customers:

        Three customers accounted for 18.2%, 16.3% and 12.9%, respectively, of the Company's net sales in the three months ended May 31, 1998. Two customers accounted for 13% and 16%, respectively, of the Company's net sales in the quarter ended May 31, 1997. Two customers accounted for 18.7% and 13.6%, respectively, of the company's net sales in the nine months ended May 31, 1998. Two customers accounted for 15% and 12%, respectively, of the Company's net sales in the nine months ended May 31, 1997.

        Two customers accounted for 31% and 15%, respectively, of the Company's trade accounts receivable balance at May 31, 1998.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Results of Operations

NINE MONTHS ENDED MAY 31, 1998 COMPARED TO THE NINE MONTHS ENDED MAY 31, 1997.

        Net sales for the nine months ended May 31, 1998 decreased approximately $14.2 million (37.5%) to $23.7 million as compared to $37.9 million for the nine months ended May 31, 1997. Sales decreased primarily due to a 36.6% decrease in the number of garments sold. The decrease in the number of garments sold was primarily attributable to the sale of the dress product line which took place effective September 1, 1997.

        Gross margins decreased from 25.1% for the nine months ended May 31, 1997 to 24.1% for the current nine month period. The decrease is attributable to deflation in prices experienced by the sleepwear product line. The Company's product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margins are likely to vary on a quarter-to quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

        Selling, general and administrative expenses decreased $2.6 million from $9.0 million for the first nine months of fiscal 1997 to $6.4 million for the first nine months of fiscal 1998, but increased as a percentage of net sales from 23.8% last year to 27.1% for the current period. The decrease in dollar amount is a result of the Company's continued efforts to decrease overhead which resulted in lower salary, commission and rent expense; however, the increase as a percentage of sales is due to the loss in sales volume.

        Interest expense decreased in the nine months ended May 31, 1998 due to the Company's decreased usage of its line of credit. Interest income increased in the nine months ended May 31, 1998 due to earnings made on the purchase agreement for the dress product line.

THREE MONTHS ENDED MAY 31, 1998 COMPARED TO THE THREE MONTHS ENDED MAY 31, 1997.

        Net sales for the third quarter of fiscal 1998 decreased approximately $4.5 million (30.8%) to $8.5 million compared to $13.0 million for the same quarter last year. Overall, sales decreased in the current quarter due to a 27.8% decrease in the number of garments sold. The decrease in the number of garments sold was primarily attributable to the sale of the dress product line which took place effective September 1, 1997.

        Gross margins decreased from 27.6% for the three months ended May 31, 1997 to 23.3% for the current quarter. The decrease is attributable to deflation in prices experienced by the sleepwear product line.

        Selling, general and administrative expenses decreased from $3.4 million for the third quarter of last year to $1.9 million for the third quarter of fiscal 1998, and decreased as a percentage of net sales from 25.8% last year to 22.9% for the current quarter. The decrease in dollar amount and as a percentage of net sales is a result of the Company's continued efforts to decrease overhead, such as salaries and commissions. The decrease in overhead was accelerated by the sale of the dress product line and the elimination of salaries and commissions in connection with that business.

        Interest expense increased in the current quarter due to the Company's increased usage of its short term line of credit. Interest income increased in the current quarter due to earnings made on the purchase agreement for the dress product line.

Liquidity and Capital Resources

        The Company generated approximately $1.4 million of cash from operations in the nine months ended May 31, 1998 because of a reduction in accounts receivable. The Company believes that its existing level of accounts receivable is consistent with the Company's anticipated revenues.

        At May 31, 1998, the Company had agreements with a financial institution pursuant to which the Company sold a majority of its trade accounts receivable to the financial institution on a pre-approved non-recourse basis. The Company ships the non-financed portion of the merchandise to customers and attempts to make those shipments on a COD basis or ensure that the customer's payments are backed by a commercial or standby letter of credit issued by the customer's bank. The amount of the Company's receivables which were not sold to the financial institution and were not made on a COD basis or supported by commercial or standby letters of credit at May 31, 1998 was approximately $1.0 million of which approximately $.4 million has been collected through June 24, 1998.

        Payment for receivables which are sold to the financial institution is received at the time customers make payment to the financial institution or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date. The Company may request advances in anticipation of customer collections at the lender's prime rate less one half percent and open letters of credit through the lender up to $20 million. The amount of such borrowings, including a portion of outstanding letters of credit, are limited to certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company and are collateralized by all of the assets of the Company. At May 31, 1998, the Company had no borrowings; however, the Company had outstanding letters of credit of approximately $6.5 million which had been opened through the financial institution. Under these agreements, the Company is required to maintain $9.0 million in net worth and $8.5 million in working capital.

        The Company is not aware of any trends or other matters which will, or are reasonably likely to, result in its liquidity materially increasing or decreasing.

Other Information

INVENTORY

        The experience of the Company demonstrates that, in its ordinary course of operations, a portion of the Company's sales may be made below its normal selling prices or below cost subsequent to May 31, 1998. However, the amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

        The Company's inventory decreased from $4.3 million at August 31, 1997 to $2.8 million at May 31, 1998. The Company has established an inventory markdown reserve as of May 31, 1998 which management believes will be sufficient for current inventory that is expected to be sold below cost in the future. There can be no assurance that the Company will realize its expected selling prices, or that the inventory markdown reserve will be adequate for items in inventory as of May 31, 1998 for which customer sales orders have not yet been received.

BACKLOG

        At May 31, 1998, the Company had unfilled customer orders of $13.0 million compared to $15.3 million of such orders at May 31, 1997, with such orders generally scheduled for delivery by October 1998 and October 1997, respectively. The decrease in backlog is primarily attributable to the sale of the dress product line and the cessation of the activewear product line which accounted for $1.0 million and $2.3 million in backlog in the prior period, respectively. These amounts include both confirmed orders and unconfirmed orders which the Company believes, based on industry practice and past experience, will be confirmed. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at May 31, 1998.

NASDAQ SMALLCAP MARKET

        The Company's application to move to the NASDAQ SmallCap Market was approved and was effective May 26, 1998.

STOCK SPLIT

        To increase the public float of the Company's stock and reduce the possibility of not meeting the public float requirement for listing on the NASDAQ SmallCap Market in the future, the Company executed a two-for-one stock split effective May 4, 1998 for shareholders of record as of April 17, 1998.

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

IMPACT OF INFLATION, DEFLATION, AND CHANGING PRICES

        Management does not believe that inflation has had any material impact upon the Company's revenues or income from operations. However, continued deflation in women's clothing prices is putting pressure on gross margins, particularly in the sleepwear product line. Selling prices have decreased approximately 3.9% compared to last year. The strong resistance on the part of the consumer to increases in price and the increasing fabric and labor costs lead to decreasing gross profit margins.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        Statements in this Quarterly Report on Form 10Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the "Notes to Consolidated Financial Statements", as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include a softening of retailer or consumer acceptance of the Company's products, pricing pressures and other competitive factors, or unanticipated loss of a major customer. In addition, the Company's business, operations and financial condition are subject to reports and statements filed from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K, for the fiscal year ended August 31, 1997 and this Quarterly Report on Form 10Q.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed herewith. Exhibit numbers refer to Item 601 of Regulation S-K:

        Exhibit No. 27:  Financial Data Schedule.

(b) There were no reports on Form 8-K filed during the quarter ended May 31, 1998.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                  NITCHES, INC.
                       -------------------------------------
                                   Registrant



July 15, 1998       By:         Steven P. Wyandt
                       -------------------------------------
                                Steven P. Wyandt
                        As Principal Financial Officer and
                           on behalf of the Registrant