Form 10-Q/A
period 1998-05-31
NITCHES INC
filed 1998-07-16
CIK 772263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------



                                  FORM 10-Q/A


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
                                 ============           ============           ============           ============

                         NITCHES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                             Nine months ended May 31
                                                        ---------------------------------
                                                            1998                 1997
                                                        -----------           -----------
Net cash provided by
  operating activities                                  $ 1,453,000           $   569,000
                                                        -----------           -----------

Cash used by investing activities:
  Capital expenditures                                      (37,000)              (63,000)

Cash flows used by financing activities:
  Dividends paid                                                               (1,210,000)
  Purchases and retirement of
    subsidiary shares                                                              (1,000)
  Purchases and retirement of
    parent common stock                                  (1,107,000)
                                                        -----------           -----------
                                                         (1,107,000)           (1,211,000)
                                                        -----------           -----------
Net increase (decrease) in cash
  and cash equivalents                                      309,000              (705,000)

Cash and cash equivalents
  at beginning of period                                    955,000             2,197,000
                                                        -----------           -----------
Cash and cash equivalents
  at end of period                                      $ 1,264,000           $ 1,492,000
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


                                  NITCHES, INC.
                       -------------------------------------
                                   Registrant




July 16, 1998       By:         Steven P. Wyandt
                       -------------------------------------
                                Steven P. Wyandt
                        As Principal Financial Officer and
                           on behalf of the Registrant