Form 10-K405
period 1998-08-31
NITCHES INC
filed 1998-11-19
CIK 772263

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                  ANNUAL REPORT

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED AUGUST 31, 1998

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

                  Registrant's telephone number: (619) 625-2633

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                     NAME OF EACH
         TITLE OF EACH CLASS                 EXCHANGE ON WHICH REGISTERED
         -------------------                 ----------------------------
      Common Stock, no par value                NASDAQ SmallCap Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of November 6,1998, 1,122,748 shares of the Registrant's common stock were outstanding. The aggregate market value of such common stock held by non-affiliates of the Registrant based on the last sale of such stock in the NASDAQ SmallCap Market, on November 6, 1998, was $3,648,931.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement, to be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held in December 1998 to be filed with the Commission, are incorporated by reference into Part III of this Report on Form 10-K.

                                     PART I


ITEM 1 - BUSINESS

GENERAL

Nitches, Inc. (the "Company" or "Nitches") has been in the wholesale clothing business since 1973, and imports finished garments manufactured to its specifications from approximately 10 foreign countries. The Company sells all-cotton and cotton blend knit and woven clothing primarily for the female consumer. Retail customers include J. C. Penney, Kohl's, Mervyn's, Price Costco, Cavendars, and Sheplers. The Company sells garments to these and other retailers through its own sales force and through independent sales representatives. Nitches provides fashionable clothing to the popularly priced market segment which generally retail between $10 and $35 per item. The Company competes primarily on the basis of price, quality, the desirability of its fabrics, and the reliability of its delivery and service.

Over the past five years, the apparel market has been marked by deflation and reduced profit margins in certain markets. The success and consolidation of retailers has given retailers leverage to attempt to reduce profit margins to suppliers such as the Company. The Company's response has been to discontinue product lines in areas where it did not believe it could maintain a reasonable profit margin. On August 22, 1995, the Company sold various assets associated with its junior, girls and maternity product lines to a third party buyer. On October 31, 1995, the Company sold the remaining inventory in such product lines at cost and granted the buyer an exclusive, worldwide license to use various tradenames registered by the Company for these product lines. At that time, the Company also ceased purchasing garments which had previously been sold under the tradenames licensed to the buyer. On September 1, 1997, the Company sold its assets associated with its dress product line to a third party buyer and in January 1998 the Company discontinued its activewear product line.

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

     The Company currently owns a total of 40 federally registered trademarks. While trademarks owned by the Company have always been important to its marketing and competitive strategy, prior to 1995 they were not central factors influencing its sales. However, subsequent to its reorganization in fiscal year 1995, its trademarks in sleepwear and western wear have become more important in identifying the Company's products. Western wear shirts are sold primarily under the Company labels Adobe Rose and Southwest Canyon. Western wear fashion jeans are sold under the label Blaze through a licensing agreement with a third party supplier. Sleepwear garments are produced in a variety of fabrics and styles, including robes, pajamas, nightshirts and nightgowns which are sold under the Body Drama label and retailers' private labels.

     The Company occasionally creates original garment shapes or bodies (styles). More importantly, the Company produces garments with original fabric prints and designs. The Company also responds to frequent style changes in the women's clothing business by maintaining a continuous program adapting to current trends in style and fabric. In an effort to continually stay abreast of current fashion trends, representatives of the Company shop at exclusive department and specialty stores in the United States, Europe, Japan and other countries which are known to sell merchandise with advanced styling direction. The Company also seeks input from selected customers. The Company then selects styles, fabrics and colors which it believes reflect current fashion trends.

     With regard to private label sales, the Company's sales personnel meet with buyers representing retailers who custom order products by style, fabric, and color. These buyers may provide samples to the Company or may select styles already available in Company showrooms. The Company has an established reputation for its ability to arrange for foreign manufacture on a reliable, expeditious and cost-effective basis.

SOURCES OF SUPPLY

     Approximately 97% of the garments sold by the Company are manufactured abroad. Contracting with foreign manufacturers enables the Company to take advantage of prevailing lower labor rates, with the consequent ability to produce a quality garment which can be retailed in the popular, value and moderate price ranges. The Company owns 100% of the outstanding capital stock of a Hong Kong corporation which performs production coordination, quality control and sample production services for the Company. Furthermore, the Company has production control liaison offices in Sri Lanka, United Arab Emirates, and India.

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

     The following table shows the percentage of the Company's total purchases, not including freight charges, duties and commissions, from each country for the years ended August 31, 1998, 1997 and 1996.

            Percent of Total Purchases
              Year ended August 31,           1998      1997      1996
            --------------------------        ----      ----      ----
            United Arab Emirates...........   43.7%     39.3%     28.9%
            India..........................   12.4       5.6       5.6
            Sri Lanka......................   11.0      10.2      19.8
            Macao..........................    9.2      11.1       6.5
            Hong Kong/China................    8.2      13.1       8.4
            Oman...........................    6.4      12.7      13.7
            United States..................    3.4        .9      11.5
            Countries less than 2.5%
              each in the current year.....    5.7       7.1       5.6

   The Company arranges for the production of garments with suppliers on a purchase order basis, with each order generally backed by an irrevocable letter of credit. The Company does not have any long-term contractual arrangements with manufacturers. This provides the Company with flexibility regarding the selection of manufacturers for future production of goods. The Company believes that another manufacturer could replace the loss of any particular manufacturer in any country in a reasonable time period. However, in the event of the loss of a major manufacturer the Company could experience a temporary interruption in supply.

     In some cases, the manufacturer or agent with which the Company contracts for production may subcontract work. Most of the listed countries have numerous suppliers, which have the technical capability to manufacture garments of the type sold by the Company.

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

QUALITY CONTROL

     Company representatives regularly visit manufacturers to inspect garments and monitor production facilities in order to assure timely delivery, maintain quality control and issue inspection certificates. Furthermore, through these representatives and independent inspectors from major retailers, the Company ensures that the factories the Company uses for production adhere to policies consistent with prevailing labor laws. A sample of garments from a percentage of each production run is inspected before each shipment. Letters of credit arranged by the Company require, as a condition to the release of funds to the supplier, that a representative of the Company sign an inspection certificate.

MARKETING AND DISTRIBUTION

     The Company sells its products through an established sales network consisting of both in-house sales personnel and independent sales representative organizations. The Company does not generally advertise, although customers sometimes feature the Company's products in their advertisements. For both Company Brand and Private Label sales, employees operating in Company showrooms in New York City and Los Angeles represent the Company in soliciting orders nationally from approximately 10 major customers. In addition, senior executives of the Company have primary responsibility for sales to certain key accounts. The Company's products are also marketed by twelve commissioned sales representative organizations, all of which are independent contractors, and each of which has been assigned one or more primary areas of responsibility.

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

   As a result of the Company's elimination of lower margin product lines, the Company's business has become more concentrated on certain significant customers. Two customers accounted for 17.9% and 13.8%, respectively, of the Company's net sales in fiscal 1998. Two customers accounted for 16.3% and 10.8%, respectively, of the Company's net sales in fiscal 1997. While the Company believes its relationships with its major customers are good, because of competitive changes and availability of the types of garments sold by the Company from a number of other suppliers, there is the possibility that any customer could lower, or raise, the amount of business it does with the Company. If the Company was to experience a significant decrease in sales to any of its major customers, and was unable to replace such sales volume with sales to other major customers, there could be a material adverse financial effect on the Company.

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

   The Agreement on Textile and Clothing (the "ATC"), which became effective on January 1, 1995, provides the basic guidelines for administering import quotas and related matters. The ATC contains three provisions which will affect the Company's business to varying degrees in the future. First, the ATC requires that import quotas be phased out in four stages over a ten-year period. However, quotas on substantially all of the garments imported by the Company are not scheduled to be phased out until the year 2005. Second, over the next seven years, import tariffs will be reduced from an average of 19% to 17.5%. While the tariff reductions apply to most apparel items, the size of the reductions are extremely small and are not likely to have a material impact on the Company's overall cost of merchandise. Finally, new rules of origin took effect on July 1, 1996 whereby the country in which the garment is assembled is deemed the country of origin instead of the country in which the fabric is cut. The biggest impact of the rule change is likely to be on garments produced in China, which assembles large quantities of apparel cut in nearby countries such as Macao, Singapore and Taiwan. Approximately 8.2% of the Company's garments were produced in China, Hong Kong, and Macao in fiscal 1998. The Company does not expect a significant disruption in its garment purchases as a result of the country of origin rule change.

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

BACKLOG

     At August 31, 1998, the Company had unfilled customer orders of $15.7 million compared to $12.1 million of such orders at August 31, 1997, with such orders generally scheduled for delivery by January 1999 and December 1997, respectively. The increase in backlog is primarily attributable to an increase in private label sleepwear. These amounts include both confirmed orders and unconfirmed orders which the Company believes, based on industry practice and past experience, will be confirmed. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at August 31, 1998.

RAW MATERIALS

     A substantial majority of the clothing sold by the Company is made of l00% cotton, although the Company also utilizes cotton blends, polyester and rayon fabrics. All of these fabrics are readily available in most countries in which the Company contracts for production and are easily imported to those countries that do not have an internal supply of such fabric. The Company is not dependent on a single source of supply for fabric which is not readily replaceable.

COMPETITION

     The women's clothing business is highly competitive and consists of many manufacturers and distributors, none of which accounts for a significant percentage of total sales, but many of which are larger and have substantially greater resources than the Company. The Company competes with a number of companies which import clothing from abroad for wholesale distribution, with domestic retailers having established foreign manufacturing capabilities and with domestically produced goods. Management believes that the Company competes upon the basis of price, quality, the desirability of its fabrics and styles, and the reliability of its service and delivery. In addition, the Company has developed long-term working relationships with manufacturers and agents which presently provide the Company with reliable sources of supply. The Company's ability to compete effectively is dependent, in part, on its ability to retain managerial personnel with experience in locating, developing and maintaining reliable sources of supply and to retain experienced sales and product development personnel.

EMPLOYEES

     As of October 12, l998, the Company had 48 full-time employees, of whom 12 worked in executive, administrative or clerical capacities and 36 worked in sales, design, and production. The Company may also employ temporary personnel on a seasonal basis. None of the Company's employees are represented by a union. The Company considers its working relationships with its employees to be good and has never experienced an interruption of its operations due to any kind of labor dispute.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

   Statements in the annual report on Form 10K under the caption "Business", as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include a softening of retailer or consumer acceptance of the Company's products, pricing pressures and other competitive forces, or unanticipated loss of a major customer. In addition, the Company's business, operations and financial condition are subject to reports and statements filed from time to time with the Securities and Exchange Commission.

ITEM 2 - PROPERTIES

     In October 1995, the Company moved its warehouse and administrative facilities from a 69,000 square foot facility into a 30,000 square foot facility owned by Kuma Sport, Inc. Kuma Sport, Inc. is 40% owned by the Chairman of Nitches. The move to smaller warehouse and administrative offices is consistent with management's efforts to downsize the Company. The Company pays, on a month-to-month basis, rent of $15,000, which management believes is consistent with the fair market value of the facility. The Company may lease additional short-term warehouse space from time to time as needed.

     The Company leases two showrooms in New York and one in Los Angeles with an aggregate monthly gross rental of approximately $34,000, excluding monthly sublease income of approximately $20,000. The Los Angeles showroom lease expires in July 2000 and the New York leases expire in September 1999 and February 2000. The Company has subleased approximately 80% of the larger New York showroom on substantially the same terms and at the same lease rate as that paid by the Company to the landlord.

ITEM 3 - LEGAL PROCEEDINGS

     There are no material legal proceedings to which the Company or any of its subsidiaries was a party in the fiscal year ended August 31, 1998.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

     The Company's Common Stock trades on The NASDAQ SmallCap Market under the symbol NICH. The number of record holders of the Common Stock was 132 on November 6, 1998. The Company believes that there are a significant number of beneficial owners of its Common Stock whose shares are held in "street name". The closing sales price of the Common Stock on November 6, 1998 was $3 1/4 per share.

     The high and low stock closing sale prices, adjusted for a 2-for-1 stock split effective on May 4, 1998, for each fiscal quarter of the last two years were as follows:

                                             HIGH        LOW
                                             ----        ---
           November 30, 1996                4 9/16     2 11/16
           February 28, 1997                3 3/8      2 1/2
           May 31, 1997                     3 11/16    2 9/16
           August 31, 1997                  2 11/16    3 1/2
           November 30, 1997                3 7/16     2 9/32
           February 28, 1998                3 13/32    2 1/2
           May 31, 1998                     3 5/16     2 9/16
           August 31, 1998                  3 9/16     2 1/8

     The Company paid a special dividend of $.50 per share ($1 adjusted for a 2-for-1 stock split) on September 30, 1996 to the holders of record as of September 13, 1996. However, the Company has not resumed a quarterly dividend policy.

ITEM 6 - SELECTED FINANCIAL DATA   (In thousands, except per share amounts)

       OPERATING RESULTS:                1998       1997        1996       1995         1994
                                        ------------------------------------------------------
         Net sales(1)                   $31,041    $48,414     $54,381    $83,846     $119,291
         Cost of goods sold              23,776     36,190      40,396     63,274       97,499
                                        ------------------------------------------------------
                                          7,265     12,224      13,985     20,572       21,792

         Selling, general and
           administrative expenses
                                          8,437     11,888      12,547     19,795       27,852
         Restructuring charge                                               1,803
                                        ------------------------------------------------------
         Income (loss) from operations   (1,172)       336       1,438     (1,026)      (6,060)

         Gain on sale of product lines                                        563
         Other income                       178        151         319        355          206
         Interest income (expense), net     190       (167)        (52)        (2)        (462)
                                        ------------------------------------------------------

         Income (loss) before income
           taxes                           (804)       320       1,705       (110)      (6,316)
         Provision (benefit) for
           income taxes                    (807)       125         279       (269)      (1,262)
                                        ------------------------------------------------------
         Income (loss) before minority
           interest                           3        195       1,426        159       (5,054)
         Minority interest                                                    (55)      (1,628)
                                        ------------------------------------------------------
         Net income (loss)              $     3    $   195     $ 1,426    $   214     $ (3,426)
                                        ======================================================
         Earnings (loss) per share:
           Basic                        $   .00    $   .08     $   .57    $   .04     $   (.66)
                                        ======================================================
           Diluted                      $   .00    $   .08     $   .55    $   .04     $   (.66)
                                        ======================================================
         Cash dividends per common
           share                        $   .00    $   .00     $   .50    $   .00     $    .08
                                        ======================================================

(1) See Management's Discussion and Analysis on page 10.

       FINANCIAL POSITION:               1998       1997        1996       1995         1994
                                        -------    -------     -------    -------     --------
         Cash and cash equivalents      $ 1,338    $   955     $ 2,197    $10,485     $ 6,566
         Receivables                      5,711      7,029       6,484     10,719      16,941
         Income taxes receivable              5         41         261        459       1,596
         Inventories                      5,340      4,272       7,044      6,680      10,800
         Total current assets            12,871     13,886      17,568     29,971      36,732
         Total assets                    14,058     15,079      18,179     30,966      38,579

         Notes and acceptances
           payable                          276         --          --         --       3,000
         Accounts payable and
           accrued expenses               3,211      2,377       5,359      8,433       7,750
         Total current liabilities        3,487      2,377       5,359      8,433      10,750
         Minority interest                                                              5,747
         Shareholders' equity            10,571     11,681      11,724     21,437      20,987

       Other Financial Information:
       Profitability:
         Gross margin                      23.4%      25.2%       25.7%      24.5%       18.3%
         Operating margin (deficit)        (3.8%)       .7%        2.6%      (1.2%)      (5.1%)
         Net income (loss) as percent
           of net sales                      --         .4%        2.6%        .3%       (2.9%)

       Liquidity:
         Current ratio                     3.69       5.84        3.28       3.55        3.42
         Working capital                $ 9,384    $11,509     $12,209    $21,538     $25,982

       Share data:
         Weighted average number of
           common shares:
           Basic                          2,218      2,420       2,421      4,954       5,159
           Diluted                        2,203      2,536       2,491      4,954       5,159
         Number of common shares
           outstanding at year end        2,012      2,344       2,420      4,796       5,016

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEARS ENDED AUGUST 31, 1998 AND 1997

     Net sales for the fiscal year ended August 31, 1998 decreased approximately $17.0 million (35.9%) compared to the fiscal year ended August 31, 1997. The decrease was due primarily to the sale of the dress product line which took place effective September 1, 1997 and the discontinuance of the activewear product line in January 1998. These product lines contributed approximately $14.0 million to net sales in the fiscal year ended August 31, 1997.

     Gross margins decreased from 25.2% for the fiscal year ended August 31, 1997 to 23.4% for the fiscal year ended August 31, 1998. The sale of the dress product line, the discontinuance of the activewear product line, and the reduced profit margins in the sleepwear product line contributed to the decrease in gross margins by .3%, .7%, and .8%, respectively.

     The Company's product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margins are likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

     Selling, general and administrative expenses decreased in dollar amount from $11.9 million in fiscal 1997 to $8.4 million in fiscal 1998, but increased as a percent of net sales (24.5% in fiscal 1997 and 27.2% in fiscal 1998). The decrease in dollar amount was due to the Company's reductions in certain expenses, such as salaries and commissions, associated with restructuring. The increase as a percentage of sales is due to the loss in sales volume.

     Interest expense decreased in the current year due to a nonrecurring assessment imposed in fiscal year 1997 by the Internal Revenue Service in connection with the audit of the Company's federal tax returns for fiscal years 1992 through 1994. The audit has been completed and the Company has paid all taxes, penalties, and interest owing as of October 31, 1997. Interest income increased in fiscal 1998 due to payments made on the purchase agreement for the dress product line which took place effective September 1, 1998.

     The Company's benefit for income taxes of $807,000 is primarily a result of the merger of Body Drama, Inc. into Nitches, Inc. as of August 31, 1998. The deferred tax liability of $1,021,000, relating to the gain recognized in connection with a sale of stock an initial stock offering of Body Drama in 1991, was eliminated and a deferred tax benefit was recorded.

YEARS ENDED AUGUST 31, 1997 AND 1996

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital of $9.4 million at August 31, 1998 decreased from the August 31, 1997 level of $11.5 million, while the Company's current ratio decreased from 5.84:1 at August 31, 1997 to 3.69:1 at August 31, 1998. The principal reason for the decrease in working capital and in current ratio was the Company's stock repurchases aggregating to $1.1 million during the fiscal year.

     At August 31, 1998, the Company had agreements with a financial institution pursuant to which the Company sold a majority of its trade accounts receivable to the financial institution on a pre-approved non-recourse basis. The Company ships the non-financed portion of the merchandise to customers and attempts to make those shipments on a COD basis or ensure that the customers' payments are backed by a commercial or standby letter of credit issued by the customer's bank. The amount of the Company's receivables which were not sold to the financial institution and were not made on a COD basis or supported by commercial or standby letters of credit at August 31, 1998 was approximately $1,099,000 of which approximately $797,000 has been collected through November 6, 1998.

     Payment for receivables which are sold to the financial institution is made at the time customers make payment to the financial institution or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date. The Company may request advances in anticipation of customer collections at the lender's prime rate less one half percent and open letters of credit through the lender up to $15 million. The amount of such borrowings, including a portion of outstanding letters of credit, are limited to certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company and are collateralized by all of the assets of the Company. At August 31, 1998, the Company had outstanding letters of credit of $6,313,000 for the purchase of finished goods which had been opened through the financial institution. Under these agreements, the Company is required to maintain $5 million in net worth and $5 million in working capital.

     Effective August 31, 1998, the Company merged with its wholly owned subsidiary Body Drama, Inc. The merger resulted in the elimination of a deferred income tax liability of approximately $973,000. The deferred income tax liability was generated in 1991 when the Company sold a 49% interest in Body Drama, Inc. to the public in an initial public offering, and represented a potential tax liability in the event that the Company were to sell its interest in its Body Drama, Inc. subsidiary to a third party. Body Drama, Inc. repurchased the 49% interest in a self tender offer which took place in Fiscal 1995. The merger of the Company with Body Drama, Inc. has resulted in the elimination of the potential liability and a resulting increase in the book value of the Company.

        Effective October 1, 1998, the Company entered into new agreements with Congress Talcott Corporation West ("Congress"), including a Discount Factoring Agreement, Addendum to Discount Factoring Agreement, Trade Financing Agreement, Inventory Security Agreement, Financial Covenant Agreement and Agreement to Issue Letter of Credit Guaranties (collectively, the "Discount Factoring Agreement"). The Company sells substantially all of its trade receivables to Congress on a pre-approved, non-recourse basis. Payment for such receivables is made at the time customers make payment to Congress or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date. Under the Discount Factoring Agreement, the Company can request advances in anticipation of customer collections at Congress' prime rate (currently 8.5%) less one-half percent, and open letters of credit through Congress. The amount of borrowings by the Company, including a portion of outstanding letters of credit, are limited to certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company. Borrowings are collateralized by all of the assets of the Company as well as a $1 million guaranty of the Company's president Mr. Wyandt. Under the Discount Factoring Agreement, the Company is required to maintain $5 million of net worth and $5 million of working capital. The Discount Factoring Agreement can be terminated by Congress on 60-days prior written notice.

     On November 18, 1998, the Company purchased and retired 1,050,426 shares of its outstanding common stock for $4 per share in connection with a self tender offer. The total cost of the transaction was approximately $4,237,000. The funds for the transaction came from cash and cash equivalents of the Company in addition to borrowings of approximately $3 million under the Discount Factoring Agreement. Borrowings under the Discount Factoring Agreement are expected to be repaid from cash flow from operations over the next 18 months. The Company has an additional borrowing capacity of $12,000,000 under the Discount Factoring Agreement, which management believes is adequate to meet working capital needs.

OTHER INFORMATION

INVENTORY

     In its ordinary course of operations, the Company generally makes some sales below its normal selling prices or below cost. Based on prior experience, management believes this will be true for some inventory held or acquired after August 31, 1998. The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

     The Company's inventory increased from $4.3 million at August 31, 1997 to $5.3 million at August 31, 1998. The Company has established an inventory markdown reserve as of August 31, 1998, which management believes will be sufficient for current inventory that is expected to be sold below cost in the future. There can be no assurance that the Company will realize its expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of August 31, 1998 for which customer sales orders have not yet been received.

IMPACT OF EXCHANGE RATES

     While the Company purchased over 97% of its products from foreign manufacturers in fiscal 1998, all of its purchases are denominated in United States dollars. Because the Company's products are sold primarily in the United States, in dollar denominated transactions, the Company does not engage in hedging or other arbitrage to reduce currency risk. An increase in the value of the dollar versus foreign currencies could enhance the Company's purchasing power for new purchase orders and reduce its cost of goods sold. Conversely, a decrease in the value of the dollar relative to foreign currencies could result in an increase in the Company's cost of manufacturing for new purchase orders and costs of goods sold.

IMPACT OF INFLATION AND DEFLATION

     Management does not believe that inflation has had any material impact upon the Company's revenues or income from operations to date. However, continued deflation in women's clothing prices is expected to put pressure on gross margins in fiscal year 1999. The strong resistance on the part of the consumer to increases in price and the increasing fabric and labor costs lead to an increased cost of goods on a percentage basis.

YEAR 2000 ISSUE

     The worldwide issue which has arisen regarding the arrival of the year 2000 is the result of computer programs being written using two digits rather than four digits to define the applicable year. Many computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If the Company did not ensure that these were corrected in its systems, this could result in a system failure or miscalculations causing disruptions of operations including a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

        The Company also faces risk from the Year 2000 issues affecting its suppliers, customers and service providers. This risk can stem from the general issue of those entities' ability to conduct their business, as well as the specific issue of communication and integration issued between the Company's computer systems and those entities' systems. Manufacturers of clothing may be experiencing power interruptions or the failure of computerized machinery or machinery with embedded logic as a result of the Year 2000 issue. Management believes that the risk associated with such problems can be remediated by moving production to alternate suppliers who are not adversely affected, but there can be no assurance of their availability or that the change will not result in an interruption in service or an increase in cost resulting in reduced profitability. The Company receives electronic purchase orders from certain large customers. In the event that the system for delivering electronic purchase orders failed, the customers would have to return to paper purchase orders and the Company may experience some interruption in the placement of orders for merchandise.

     The Company is in the process of remediating its year 2000 exposure as it pertains to internal systems, as well as assessing key customer and supplier compliance. The internal systems include all traditional data processing computer systems and all control, communication, and reporting equipment such as security, telephones, and timeclocks. This process is being supervised by the Company's president. At this time, the Company is in the final testing phase of its internal systems and plans to have this completed by January 31, 1999. Because the Company purchases all of its critical systems (hardware and software) from third parties, it is not incurring any material costs as the updates are being provided under maintenance contracts.

     The Company has initiated communications with all of its key customers and suppliers to determine the extent to which the Company is vulnerable based upon those third parties' failure to remediate their own year 2000 issues. The Company is currently scheduling testing with those third parties (exchanges of critical information such as orders, purchases, invoices, fund transfers, et al.) and plans to complete these by June 30, 1999. Part of this process will be to provide mutual contingency plans; however, at this time, there can be no assurance that the systems of other companies on which the Company relies will be converted on a timely basis and would not have material adverse effect on the Company.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Statements in the annual report on Form 10K under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include a softening of retailer or consumer acceptance of the Company's products, pricing pressures and other competitive forces, or unanticipated loss of a major customer. In addition, the Company's business, operations and financial condition are subject to reports and statements filed from time to time with the Securities and Exchange Commission.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         NITCHES, INC. AND SUBSIDIARIES

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS FILED WITH
                  THE ANNUAL REPORT OF THE COMPANY ON FORM 10-K


                                                                          PAGE
                                                                          ----
Independent Auditors' Reports                                              15

Consolidated Balance Sheets at August 31, 1998 and 1997                    17

Consolidated Statements of Operations for the years ended
  August 31, 1998, 1997 and 1996                                           18

Consolidated Statements of Shareholders' Equity for the years
  ended August 31, 1998, 1997 and 1996                                     19

Consolidated Statements of Cash Flows for the years ended
  August 31, 1998, 1997 and 1996                                           20

Notes to consolidated financial statements                                 21

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Nitches, Inc.
San Diego, California

     We have audited the accompanying consolidated balance sheet of Nitches, Inc. and subsidiaries as of August 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nitches, Inc. and subsidiaries as of August 31, 1998 and 1997 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


Moss Adams LLP

Los Angeles, California
October 16, 1998 (except Note 14 for which the date is November 18, 1998)

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Nitches, Inc.
San Diego, California

     We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Nitches, Inc. and subsidiaries for the year ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Nitches, Inc. and subsidiaries for the year ended August 31, 1996 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

San Diego, California
October 31, 1996

                         NITCHES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                                    August 31,
                                                           ----------------------------
                                                              1998             1997
                                                           -----------      -----------
Current assets:
  Cash and cash equivalents                                $ 1,338,000      $   955,000
  Receivables:
    Trade accounts, less allowances ($275,000 in 1998
     and $352,000 in 1997)                                   5,582,000        6,906,000
    Income taxes receivable                                      5,000           41,000
    Due from affiliates and employees                          124,000           82,000
                                                           -----------      -----------
                                                             5,711,000        7,029,000

  Inventories, net                                           5,340,000        4,272,000
  Deferred income taxes                                        323,000          769,000
  Other current assets                                         159,000          860,000
                                                           -----------      -----------
        Total current assets                                12,871,000       13,885,000

Furniture, fixtures and equipment, net                         137,000          219,000
Deferred income taxes                                          987,000          699,000
Other assets                                                    63,000          276,000
                                                           -----------      -----------
                                                           $14,058,000      $15,079,000
                                                           ===========      ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes and acceptances payable                            $   276,000               --
  Accounts payable and accrued expenses                      3,211,000      $ 2,377,000
                                                           -----------      -----------
      Total current liabilities                              3,487,000        2,377,000

Deferred income taxes                                               --        1,021,000
Shareholders' equity:
  Preferred stock, no par value; 25,000,000 shares
    authorized, no shares issued or outstanding
  Common stock, no par value; 50,000,000 shares
    authorized; 2,012,030 shares in 1998 and
    2,345,192 shares in 1997 issued and outstanding          1,308,000        2,421,000
  Retained earnings                                          9,263,000        9,260,000
                                                           -----------      -----------
  Total shareholders' equity                                10,571,000       11,681,000
                                                           -----------      -----------
                                                           $14,058,000      $15,079,000
                                                           ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         NITCHES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         YEAR ENDED AUGUST 31,
                                          --------------------------------------------------
                                              1998               1997               1996
                                          --------------------------------------------------
Net sales                                 $ 31,041,000       $ 48,414,000       $ 54,381,000

Cost of goods sold                          23,776,000         36,190,000         40,396,000
                                          --------------------------------------------------

Gross profit                                 7,265,000         12,224,000         13,985,000

Expenses:
  Selling, general
    and administrative                       8,437,000         11,888,000         12,547,000
                                          --------------------------------------------------

Income (loss) from operations               (1,172,000)           336,000          1,438,000

Other income                                   178,000            151,000            319,000
Interest income (expense), net                 190,000           (167,000)           (52,000)
                                          --------------------------------------------------

Income (loss) before income taxes             (804,000)           320,000          1,705,000

Provision (benefit) for income taxes          (807,000)           125,000            279,000
                                          --------------------------------------------------

Net income                                $      3,000       $    195,000       $  1,426,000
                                          ==================================================

Earnings per share:
  Basic                                   $        .00       $        .08       $        .57
                                          ==================================================
  Diluted                                 $        .00       $        .08       $        .55
                                          ==================================================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         NITCHES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                          COMMON STOCK                                  TOTAL
                                   ---------------------------         RETAINED      SHAREHOLDERS'
                                     SHARES          AMOUNT            EARNINGS         EQUITY
                                   ---------------------------------------------------------------
Balance, August 31, 1995            2,398,224      $12,586,000        $ 8,850,000     $21,436,000

  Net income                                                            1,426,000       1,426,000

  Purchases and retirement
    of subsidiary shares                              (270,000)                          (270,000)

  Purchases and retirement
    of parent common stock         (1,187,928)      (9,657,000)                        (9,657,000)

  Dividends declared
    ($1 per share)                                                     (1,211,000)     (1,211,000)
                                   --------------------------------------------------------------
Balance, August 31, 1996            1,210,296        2,659,000          9,065,000      11,724,000

  Net income                                                              195,000         195,000

  Purchases and retirement
    of parent common stock            (37,700)        (237,000)                          (237,000)

  Purchases and retirement
    of subsidiary shares                                (1,000)                            (1,000)
                                   --------------------------------------------------------------
Balance, August 31, 1997            1,172,596        2,421,000          9,260,000      11,681,000

  Net income                                                                3,000           3,000

  Purchases and retirement
    of parent common stock          (166,581)       (1,113,000)                        (1,113,000)

  Effect of 2 for 1 stock split    1,006,015
                                   --------------------------------------------------------------
Balance, August 31, 1998           2,012,030       $ 1,308,000        $ 9,263,000     $10,571,000
                                   ==============================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         NITCHES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         YEAR ENDED AUGUST 31,
                                                            ------------------------------------------------
                                                               1998              1997               1996
                                                            ------------------------------------------------
Cash flows from operating activities:
    Net income                                              $     3,000       $   195,000       $  1,426,000
    Adjustments to reconcile net income to net
       cash provided by operating activities:
           Depreciation and amortization                        200,000           288,000            420,000
           Loss on disposal of fixed assets                      16,000
           (Increase) decrease in trade receivables           1,324,000          (824,000)         4,159,000
           Decrease in income taxes receivable                   36,000           220,000            197,000
           (Increase) decrease in inventories                (1,068,000)        2,773,000           (365,000)
           Decrease in deferred income taxes                   (863,000)          (43,000)           (20,000)
           (Increase) decrease in other current assets          659,000          (460,000)           144,000
           (Increase) decrease in other assets                  162,000           (96,000)            37,000
           Increase (decrease) in accounts payable
             and accrued expenses                               833,000        (1,772,000)        (4,285,000)
                                                            ------------------------------------------------
    Net cash provided by operating activities                 1,302,000           281,000          1,713,000
                                                            ------------------------------------------------

Cash flows from investing activities:
    Purchases of furniture, fixtures and equipment              (82,000)          (75,000)           (74,000)
                                                            ------------------------------------------------
    Net cash used by investing activities                       (82,000)          (75,000)           (74,000)
                                                            ------------------------------------------------

Cash flows from financing activities:
    Net borrowings under line of credit                         276,000
    Dividends paid                                                             (1,210,000)
    Purchases and retirement of parent common stock          (1,113,000)         (237,000)        (9,657,000)
    Purchases and retirement of subsidiary shares                                  (1,000)          (270,000)
                                                            ------------------------------------------------
    Net cash used by financing activities                      (837,000)       (1,448,000)        (9,927,000)
                                                            ------------------------------------------------

Net increase (decrease) in cash and cash equivalents            383,000        (1,242,000)        (8,288,000)
Cash and cash equivalents at beginning of year                  955,000         2,197,000         10,485,000
                                                            ------------------------------------------------
Cash and cash equivalents at end of year                    $ 1,338,000       $   955,000       $  2,197,000
                                                            ================================================

Supplemental disclosures of cash flow information:
     Cash paid during the year:
     Interest                                               $    94,000       $    97,000       $     53,000
                                                            ================================================
     Income taxes                                           $    57,000       $    96,000       $    199,000
                                                            ================================================
Noncash investing and financing activities:
     Disposition of fixed assets                                     --                --       $  1,476,000
                                                            ================================================
     Dividend declaration                                            --                --       $  1,210,000
                                                            ================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         NITCHES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

     Nitches, Inc. (the "Company") is a wholesale importer and distributor primarily of women's clothing manufactured to its specifications and distributed in the United States under Company brand labels and private retailer labels.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:

     The consolidated financial statements include the accounts of Nitches, Inc. and its subsidiaries. The Company's wholly owned subsidiaries include Nitches Far East Limited and Body Drama Far East Limited. Effective August 31, 1998, Body Drama, Inc. was merged into Nitches, Inc. and Body Drama, Inc. ceased to exist as a separate legal entity. Prior to August 31, 1998, Body Drama, Inc. was a wholly owned subsidiary of Nitches, Inc. consolidated in the financial statements of Nitches, Inc. All significant intercompany transactions and balances are eliminated in consolidation.

Financial Instruments:

     Financial instruments consist of cash and cash equivalents, accounts receivable, and accounts payable. The carrying amount approximates fair value because of their short maturity.

Concentration of Credit Risk:

     The Company sells a majority of its accounts receivable to a financial institution. Under the agreement, the financial institution purchases trade accounts receivable and assumes substantially all credit risks. The Company is responsible for following up on adjustments claimed by customers. Accounts which are not sold remain the credit risk of the Company. Such accounts are diverse and are subject to credit approval and ongoing evaluation by the Company. Management considers the credit risk with respect to all receivables to be low. Historically, the Company has not experienced significant loss due to uncollectible accounts receivable.

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

                         NITCHES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share:

     The computation of net income per common share is based on the weighted average number of common shares outstanding plus common share equivalents arising from dilutive stock options.

     The weighted average number of common shares and common share equivalents outstanding for basic and diluted earnings per share as restated to give effect to a 2-for-1 stock split on May 4, 1998, was 2,218,479 and 2,202,837 respectively, for fiscal 1998; 2,419,559 and 2,535,972 respectively, for fiscal 1997; and 2,420,592 and 2,491,371 respectively, for fiscal 1996.

     In February of 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share
(EPS). This statement requires the presentation of earnings per share to reflect both "Basic EPS" as well as "Diluted EPS" on the face of the income statement. The Company adopted the new method of reporting EPS for the fiscal year ending August 31, 1998. Earnings per share for fiscal 1997 and 1996 have been restated to reflect comparative reporting under SFAS No. 128.

     Weighted average shares outstanding for the years ended August 31, 1997 and 1996 have been restated to give effect to the split and implementation of SFAS No. 128.

Revenue Recognition:

     The Company recognizes revenue as of the date merchandise is shipped to its customers.

Income Taxes:

     The Company records income taxes using an asset and liability method. Under this method, deferred Federal and state income taxes assets and liabilities are provided for temporary differences between the financial reporting basis and the tax reporting basis of the consolidated assets and liabilities. Income taxes are further explained in Note 8.

Cash Flow Statement:

     For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

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

Recently issued accounting pronouncements:

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130 (SFAS 130), "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. SFAS No. 130 requires classification of other comprehensive income in a financial statement, and the display of the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. SFAS No. 130 will be

                         NITCHES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

effective for the Company in fiscal 1999. Management believes this pronouncement will not have a material effect on the Company's financial statements.

     In June 1997, the FASB issued SFAS No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." This pronouncement establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 will be effective for the Company in fiscal 1999. Management believes this pronouncement will not have a material effect on the Company's financial statements.

     In February 1998, the FASB also issued SFAS No. 132 (SFAS 132), "Employers Disclosures about Pension and Other Post Retirement Benefits." This pronouncement revises the requirements for disclosure made by employers pertaining to pension plans and other post retirement benefits. SFAS will be effective for the Company in fiscal 2000. Management believes this pronouncement will not have a material effect on the Company's financial statements.

3.  INVENTORIES

                                                                     AUGUST 31,
                                                            ----------------------------
                                                               1998              1997
                                                            ----------------------------
         Fabric and trim                                    $  417,000        $  248,000
         Finished goods                                      4,923,000         4,024,000
                                                            ----------------------------
                                                            $5,340,000        $4,272,000
                                                            ============================


4.  FURNITURE, FIXTURES AND EQUIPMENT

                                                                     AUGUST 31,
                                                             --------------------------
                                                               1998              1997
                                                             --------------------------
         Leasehold improvements                              $259,000          $300,000
         Computer equipment                                   258,000           439,000
         Vehicles                                              46,000            56,000
         Furniture, fixtures and other equipment               39,000           102,000
                                                             --------------------------
                                                              602,000           897,000
         Less accumulated depreciation and amortization       465,000           678,000
                                                             --------------------------
                                                             $137,000          $219,000
                                                             ==========================

5.  OTHER CURRENT ASSETS

     Current assets at August 31, 1997 included an advance of $500,000 to a licensor, secured by a one year U.S. Treasury Bill. The licensor paid periodic interest at the annual rate of 1% over the Company's then current borrowing rate and repayment of the advance at the maturity of the U.S. Treasury Bill. The licensor repaid the advance during fiscal 1998 including $22,000 in interest.

                         NITCHES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  NOTES PAYABLE

     Pursuant to the terms of an agreement between Nitches and a financial institution, Nitches sells a majority of its trade accounts receivable to the financial institution on a pre-approved, non-recourse basis. The Company may request advances in anticipation of customer collections and open letters of credit through the lender, all of which are collateralized by all of the Company's assets. Outstanding advances are charged interest at the lender's prime rate less one half percent. Included in trade accounts receivable at August 31, 1998 and 1997 are non-recourse accounts due from the financial institution of $4,758,000 and $6,188,000, respectively. Notes payable and contingent liabilities for irrevocable letters of credit outstanding are as follows:

                                                                     AUGUST 31,
                                                           -----------------------------
                                                               1998              1997
                                                           -----------------------------
         Note payable                                      $  276,000                 --
         Contingent liabilities for irrevocable
           letters of credit                                6,313,000         $5,322,000
         Weighted average interest rate for the year             8.50%              8.36%

     Effective October 1, 1998, the factoring agreement was modified and renewed to include provisions whereby the factor is responsible for customer collection efforts, the Company may borrow up to $15,000,000 under the credit facility, and the President provides a $1,000,000 personal guarantee. Proceeds for the increased borrowing availability are intended to be used to purchase tendered shares under the tender offer (Note 14).

7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                     AUGUST 31,
                                                            ----------------------------
                                                               1998              1997
                                                            ----------------------------
         Trade accounts and other payables                  $2,283,000        $1,874,000
         Accrued bonuses, commissions and other
           payroll related expenses                            422,000           503,000
         Payable to licensee                                   506,000                --
                                                            ----------------------------
                                                            $3,211,000        $2,377,000
                                                            ============================


8.  INCOME TAXES

     The components of the provision for income taxes are as follows:

                                    YEAR ENDED AUGUST 31,
                          -----------------------------------------
                            1998            1997            1996
                          -----------------------------------------
         Current:
             Federal             --       $(162,000)      $(123,000)
             State        $  (1,000)        (29,000)         22,000
                          ---------       ---------       ---------
                             (1,000)       (191,000)       (101,000)
                          ---------       ---------       ---------
         Deferred:
             Federal       (685,000)        268,000         277,000
             State         (121,000)         48,000         103,000
                          ---------       ---------       ---------
                           (806,000)        316,000         380,000
                          ---------       ---------       ---------
                          $(807,000)      $ 125,000       $ 279,000
                          =========       =========       =========

                         NITCHES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.  INCOME TAXES (CONTINUED)

    Net deferred income tax assets at August 31, 1998 and 1997 consist of the tax effects of temporary differences related to the following:

                                                  AUGUST 31,
                                          --------------------------
                                            1998              1997
                                          --------------------------
         Current deferred assets:

         Inventories                      $134,000          $211,000
         Sales returns and doubtful
           account reserve                 123,000           146,000
         Accrued vacation and bonuses       59,000           141,000
         Tax loss carryforward                  --           142,000
         All other items                     7,000           129,000
                                          --------------------------
                                          $323,000          $769,000
                                          ==========================


                                                  AUGUST 31,
                                         ---------------------------
                                            1998              1997
                                         ---------------------------
         Non-current deferred assets:

         Tax loss carryforward           $1,283,000        $ 962,000
         Fixed asset depreciation            17,000               --
         Less valuation allowance          (313,000)        (263,000)
                                         ---------------------------
                                         $  987,000        $ 699,000
                                         ===========================

     The long term deferred income tax liability at August 31, 1997 relates to the gain recognized for financial statement purposes in connection with a sale of stock and initial stock offering of Body Drama in 1991. As a result of the merger of Body Drama, Inc. into Nitches, Inc. as of August 31, 1998, a deferred tax liability was eliminated and a deferred tax benefit was recorded.

     The Company has a federal consolidated net operating loss carryforward of approximately $3.0 million which expires in 2010. This federal tax loss may be utilized by Nitches, Inc. but not its foreign subsidiaries.

                         NITCHES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.  INCOME TAXES (CONTINUED)

     Differences between the statutory Federal income tax rate and the effective tax rate are as follows:

                                               YEAR ENDED AUGUST 31,
                                          -------------------------------
                                           1998          1997        1996
                                          -------------------------------
         Statutory rate                    (34.0)%       34.0%       34.0%
         State income taxes, net of
           Federal benefit                  (2.9)%        6.1%        4.8%
         Merger of subsidiary, net         (75.7)%         --          --
         Change in valuation
           allowance                         6.3%          --       (28.7)%
         Foreign subsidiaries tax effect      .8%         (.9)%       3.6%
         Nondeductible entertainment
           expenses                          1.4%
         Other items                         3.7%         (.2)%       2.7%
                                          -------------------------------
         Effective rate                   (100.4)%       39.0%       16.4%
                                          ===============================

     In 1998, the Company settled an examination by the Internal Revenue Service for fiscal years 1992 through 1994. The resulting assessments did not have a material adverse impact on the financial position of the Company.

9.  EMPLOYEE BENEFIT PLANS

     The Company has employee benefit plans, including a 401(k) Savings Plan, whereby employees may make investments in various independent funds and Company stock. The Company may match employee contributions to this Plan on a discretionary basis or contribute on a profit sharing basis. The Company made no matching contributions to this Plan in fiscal 1998, 1997 or 1996. The Company made no profit sharing contribution to this Plan in fiscal 1998 or 1997 however contributed $193,000 in fiscal 1996.

10.  STOCK OPTIONS

     The Company's Incentive Stock Option Plan for Key Employees expired in May 1995, and no shares were available for grant as of August 31, 1998. Options were granted at prices not less than the fair market value of the shares at the date of grant and generally became exercisable at the rate of twenty percent per year commencing one year after the date of grant. At August 31, 1998, no options were outstanding under this Plan. Transactions under this Plan during fiscal 1998, 1997 and 1996 were as follows:

                         NITCHES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.  STOCK OPTIONS (CONTINUED)

                                                   NUMBER OF SHARES    OPTION PRICE PER SHARE
                                                   -------------------------------------------
      Outstanding options at August 31, 1995            196,800            $3.25 - $4.50

      Options expired                                  (121,900)               $3.25
      Options forfeited                                 (18,230)           $3.25 - $4.50
                                                       --------
      Outstanding options at August 31, 1996             56,670            $3.25 - $4.50

      Options forfeited                                 (56,670)           $3.25 - $4.50
                                                       --------
      Outstanding options at August 31, 1997
      and 1998                                                0
                                                       ========

     In fiscal 1995, the Company adopted two non-qualified option plans for directors, officers, and key employees. Options under these Plans were granted at fair market value and generally become exercisable over a two to five year period. The Company has reserved an aggregate of 600,000 shares for issuance under these Plans. In fiscal 1996, the Company granted 294,000 options exercisable at $2.125 per share. Through August 31, 1998, no options were exercised and no additional options have been granted.

     Of the 294,000 outstanding options, 120,000 options vested immediately and the remaining options vested on each of the two succeeding anniversaries of the date of grant provided such directors, officers, and key employees continue to serve in such capacity. These options expire three years from the date of vesting. Subsequent to August 31, 1998, each of the 294,000 options were exercised, and no options currently remain outstanding.

     The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in fiscal years ended 1998, 1997, and 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                           1998         1997         1996
                                                         -----------------------------------
          Net earnings - as reported                     $  3,000     $195,000    $1,426,000
          Net earnings (loss) - pro forma                $(53,000)    $139,000    $1,349,000
          Earnings per basic share - as reported         $    .00     $    .08    $      .57
          Earnings (loss) per basic share - pro forma    $   (.02)    $    .06    $      .56
          Earnings per diluted share - as reported       $    .00     $    .08    $      .55
          Earnings (loss) per diluted share - pro forma  $   (.02)    $    .05    $      .54

     The assumption regarding the stock options issued to directors, officers, and key employees was that 100% of such options vested in 1998, rather than as required by the vesting schedule of the Plan.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 through 1998: dividend yield of 0%; expected volatility of 57.4%; risk-free interest rate of 6.36%; and expected lives of three years.

     The number of options available for grant, granted, exercised, expired, forfeited, and outstanding disclosed in the financial statements have been historically restated to give effect to the two for one stock split on May 4, 1998.

                         NITCHES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11.  LEASES

     The Company has lease commitments expiring at various dates, principally for real property and equipment expiring through July 31, 2000. At August 31, 1998, the aggregate minimum rental commitments for all non-cancelable leases having initial or remaining terms of one or more years are as follows:

                  YEAR ENDING AUGUST 31,
                  ----------------------
                           1999                       $491,000
                           2000                        217,000
                                                      --------
                                                      $708,000
                                                      ========

     In connection with the sale of certain product lines in August 1995 (see
Note 13), the Company subleased a portion of one of its New York showroom facilities. The above schedule of lease commitments excludes sublease income of approximately $20,000 per month.

     The Company's leases for real property are generally subject to rent escalation based on increases in the consumer price or other indices with certain minimum and maximum increases. Rent expense, net of sublease income, was approximately $407,000, $582,000, and $742,000, during fiscal 1998, 1997 and
1996, respectively.

12.  SIGNIFICANT CUSTOMERS

     Mervyn's and JCPenney accounted for 17.9% and 13.8%, respectively, of the Company's net sales in fiscal 1998. Mervyn's and JCPenney accounted for 16.3% and 10.8%, respectively, of the Company's net sales in fiscal 1997. JCPenney accounted for 10.4% of the Company's net sales in fiscal 1996.

     Sears, Mervyn's, and JCPenney accounted for 14.7%, 13.0%, and 11.5%, respectively, of the Company's trade receivable balance at August 31, 1998.

13.  SALE OF PRODUCT LINES

     The Company holds a $600,000 note receivable relating to the sale of product lines in 1995. The Company fully reserved the note and is accounting for it on a cost recovery basis, recording income when the buyer makes payments on the note. Interest payments of 4% per year are payable until March 15, 2001, at which time the principal and any unpaid interest are due and payable. Interest income of $26,000 was received during the year ended August 31, 1998.

14.  TENDER OFFERS AND RELATED PARTY TRANSACTIONS

     On October 21, 1998, the Company purchased and retired 1,050,426 shares of its outstanding common stock for $4 per share in connection with a self tender offer. Of those shares, 436,563 were purchased from officers and directors. The total cost of the transaction to the Company was approximately $4,237,000. Cash and cash equivalents, together with proceeds from borrowings under the new factoring agreement (Note 6) were used to purchase the tendered shares. The Company's president subsequently purchased 331,748 shares from its chairman and a director at the $4 per share tender price on approximately November 18, 1998.

     On August 27, 1996, the Company purchased and retired 75,400 shares of its common stock at $3.125 per share in connection with a limited repurchase by the Company. The stock repurchase plan authorizes management to make purchases from time to time in the open market or through privately negotiated transactions. The timing of the future repurchases, if any, and the amount of shares will be based on management's ongoing assessment of the Company's working capital requirements and liquidity.

                         NITCHES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


14.  TENDER OFFERS AND RELATED PARTY TRANSACTIONS (CONTINUED)

     On September 1, 1995, the Company purchased and retired approximately 2,400,000 shares of its common stock at $4 per share in connection with a tender offer by the Company. The tender offer included the repurchase of approximately 916,000 shares owned by six of the Company's officers and directors. The aggregate cost of the shares, including legal and other costs associated with the tender offer, was approximately $9.7 million.

     In October 1995, the Company began renting a 30,000 square foot warehouse and office building from Kuma Sport, Inc., which is 40% owned by the Chairman of Nitches. The Company pays rent of $15,000, on a month-to-month basis, which management believes is consistent with the fair market value of the facility. Nitches is also purchasing labor and administrative services from Kuma Sport on a monthly basis, as needed, at fair market rates. The Company purchased labor and administrative services from Kuma Sport, Inc. for approximately $1.6 million and $1.8 million in the fiscal years ending August 31, 1998 and 1997, respectively.

15.  EMPLOYMENT AGREEMENTS

     The Company has an Employment Agreement expiring on January 1, 2001 with its President. In addition to a base salary, the President is entitled to receive a bonus equal to a percentage of pretax income (exclusive of the bonus) over specified levels for fiscal 1999, 2000 and 2001. In the event that the President is terminated without cause prior to the expiration of the Employment Agreement, he will receive the salary remaining through the end of the term of the Employment Agreement, a pro rata portion of any bonus and continuation of certain employee benefits. The annual base salary through January 1, 2001, excluding bonuses and employee benefits, is $150,000.

     The Company had a consulting agreement expiring January 1, 2001 with its Chairman. This agreement was terminated effective August 31, 1998 as a result of the tender offer (Note 14).

16.  CONTINGENCY

     Management has initiated a program to prepare the Company's computer systems and applications for the year 2000. The Company has incurred internal staff costs and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. Certain internal applications have already been modified and testing and conversion of system applications has been sufficiently completed. The Company is also continuing to assess its vendors, customers and other third parties as to their year 2000 compliance.

                         NITCHES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended August 31, 1998 and 1997:

                                                         THREE MONTHS ENDED
                                        -----------------------------------------------------
                                        NOVEMBER 30   FEBRUARY 28      MAY 31       AUGUST 31
                                        -----------------------------------------------------
                                               (In thousands, except per share amounts)
Fiscal 1998:
    Net sales                             $ 9,298       $ 5,959        $ 8,483       $ 7,301
    Gross profit                            2,465         1,250          2,016         1,534
    Net income (loss)                          50          (434)            79           308
    Net income (loss) per common share        .02          (.19)           .02           .15

Fiscal 1997:
    Net sales                             $13,666       $11,295        $12,999       $10,454
    Gross profit                            2,895         3,032          3,594         2,703
    Net income (loss)                          45            93            183          (126)
    Net income (loss) per common share        .02           .04            .07          (.05)

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Upon the recommendation of the Audit Committee, the Board of Directors of the Company has decided to change its independent auditor effective August 26, 1997. The Company has retained Moss Adams LLP on August 26, 1997 as its new independent auditor replacing Deloitte & Touche LLP.

     The Company made the decision to change auditors based principally on the cost structure proposed by the two auditors. Deloitte & Touche LLP's report on the financial statements for the fiscal year ended 1996 did not contain an adverse opinion or a disclaimer of opinion and did not qualify or modify as to uncertainty, audit scope, or accounting principles. There were no disagreements with Deloitte & Touche LLP during the registrant's two most recent fiscal years or the interim period through August 26, 1997.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required as to this Item is incorporated herein by reference from the data under the caption "Election of the Directors of the Company and Information Concerning Directors and Executive Officers of the Company" in the Proxy Statement ("1998 Proxy Statement"), to be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held in December 1998, to be filed with the Commission in November 1998.

ITEM 11 - EXECUTIVE COMPENSATION

     The information required as to this Item is incorporated herein by reference from the data under the caption "Compensation and Benefits" in the 1998 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required as to this Item is incorporated herein by reference from the data under the caption "Principal Shareholders" in the 1998 Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required as to this Item is incorporated herein by reference from the data under the caption "Certain Transactions" in the 1998 Proxy Statement.

                                     PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

     1. The following consolidated financial statements of the Registrant are included as part of this report:

     Consolidated Balance Sheets as of August 31, 1998 and 1997;

     Consolidated Statements of Operations for the years ended August 31, 1998,
        1997 and 1996;

     Consolidated Statements of Shareholders' Equity for the years ended August
        31, 1998, 1997 and 1996;

     Consolidated Statements of Cash Flows for the years ended August 31, 1998,
        1997 and 1996;

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

     3 The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K:

        2.1 Agreements and Plan of Reorganization dated November 9, 1994 by and among Body Drama, Inc., Beeba's Acquisition, Inc. and the Company(7)

        3.1  Articles of Incorporation of the Company, as amended(5)

        3.2  Bylaws of the Company, as amended(1)

          4  See 3.1 and 3.2, above

         10  Material Contracts:

             10.3.2   Incentive Stock Option Plan as amended October 3, 1989(3)

             10.3.3 Executive Option Plan adopted October 3, 1989, as amended(9)

             10.5.12 Lease Agreement between the Company and Broadway and 41st Associates Limited Partnership dated August 17, 1989(2)

             10.6     Form of Indemnification Agreement for and Directors(6)

             10.12    Employee Stock Purchase Plan(5)

             10.28 Management Services Agreement between Company and Body Drama, Inc. dated October 9, 1991(4)

             10.29 Documents concerning offer to Purchase Registrant's shares pursuant to a Tender Offer dated July 20, 1995(8)

             10.30 Asset Purchase Agreement and related agreements between the Company and Design and Source Holding Company, Ltd. effective July 1, 1995(10)

             10.31 Employment Agreement dated May 9, 1995 between the Company and Arjun C. Waney(10)

             10.32 Employment Agreement dated May 9, 1995 between the Company and Steven P. Wyandt(10)

             10.33 Employment Agreement dated January 1, 1998 between the Company and Arjun Waney(11)

             10.34 Employment Agreement dated January 1, 1998 between the Company and Steven P. Wyandt(11)

             10.35 Documents concerning offer to purchase shares pursuant to a tender offer dated August 18, 1998

        11 Computation of earnings per share See Note 2 of Notes to Consolidated Financial Statements

        21   Subsidiaries of the Registrant(5)

        23   Consent of Independent Certified Public Accountants

        23.1 Consent of Independent Certified Public Accountants (Moss Adams
             LLP)

        23.2 Consent of Independent Certified Public Accountants (Deloitte & Touche LLP)

        24 Power of Attorney regarding authority to documents to be filed with the Commission(5)

        27   Financial Data Schedule

(b)  Exhibits and Reports on Form 8-K. None

--------------------------------------------------------------------------------

FOOTNOTES

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

(3) Incorporated by reference from Registrant's Definitive Proxy Statement dated December 12, 1989 and filed on December 14, 1989.

(4) Incorporated by reference from Form S-1 filed on August 26, 1991 by Body Drama, Inc., Commission file number 33-42417, Exhibit 10.2.

(5) Incorporated by reference from Registrant's Form 10-K filed on November 21, 1991 for the fiscal year ended August 31, 1991.

(6) Incorporated by reference from Registrant's Form 10-K filed on November 23, 1992 for the fiscal year ended August 31, 1992.

(7) Incorporated by reference from Registrant's Form 10-Q on January 4, 1995 for the quarter ended November 30, 1994.

(8)  Incorporated by reference from Schedule 13E-4 filed on July 20, 1995.

(9) Incorporated by reference from Registrant's Definitive Statement filed October 25, 1995 for the fiscal year ended August 31, 1995.

(10) Incorporated by reference from Registrant's Form 10-K filed on November 3, 1995 for the fiscal year ended August 31, 1995.

(11) Incorporated by reference in Schedule 13E-4 filed with the SEC on August 18, 1998 and amendments related thereto.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date:  November 19, 1998

NITCHES, INC.



By:     /s/  Steven P. Wyandt
-------------------------------------
     Steven P. Wyandt, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Steven P. Wyandt                   President and  Chief Executive       November 19, 1998
-------------------------------        Officer (Principal Executive
Steven P. Wyandt                       Officer and Principal Financial
                                       Officer) and Director


/s/ Arjun C. Waney                     Director                             November 19, 1998
-------------------------------
Arjun C. Waney


/s/ Eugene B. Price II                 Director                             November 19, 1998
-------------------------------
Eugene B. Price II


/s/ Luther A. Henderson                Director                             November 19, 1998
-------------------------------
Luther A. Henderson


/s/ William L. Hoese                   Director                             November 19, 1998
-------------------------------
William L. Hoese

Independent Auditor's Report

To the Board of Directors and Shareholders
Nitches, Inc. and Subsidiaries
San Diego, California


     Our audit of the consolidated financial statements of Nitches, Inc. and Subsidiaries referred to in our report dated October 6, 1998 appearing in item 8 in this Annual Report of Form 10-K also included an audit of the August 31, 1998 and 1997 information included in the financial statement schedule listed in item 14(a) of this Form 10-K. In our opinion, the information as of August 31, 1998 and 1997 and for the year then ended included in the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

MOSS ADAMS LLP

Los Angeles, California
October 16, 1998



--------------------------------------------------------------------------------



Independent Auditor's Report

To the Board of Directors and Shareholders
Nitches, Inc., San Diego, California

     We have audited the consolidated statement of operations, shareholders' equity and cash flows of Nitches, Inc. and its subsidiaries for the year ended August 31, 1996, and have issued our report thereon dated October 31, 1996; such consolidated financial statements and report are included in your 1998 Annual Report to Stockholders and are incorporated by reference. Our audit also included the financial statement schedule of Nitches, Inc. for the year ended August 31, 1996, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic 1996 financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP

San Diego, California
October 31, 1996

                                                                     SCHEDULE II

                                  NITCHES, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                            Additions
                                                     -----------------------
                                        Balance at   Charged to   Charged to
                                        Beginning    Costs and      Other                    Balance at
                                         of Year      Expenses     Accounts    Deductions    End of Year
                                        ----------------------------------------------------------------
Year ended August 31, 1996
  Allowance for doubtful accounts        $400,000    $1,247,000                $1,222,000     $425,000
  Inventory markdown allowance           $427,000    $  716,000                $  810,000     $333,000
  Note receivable reserve                $950,000                                             $950,000

Year ended August 31, 1997
  Allowance for doubtful accounts        $425,000    $  882,000                $  955,000     $352,000
  Inventory markdown allowance           $333,000    $  566,000                $  695,000     $204,000
  Note receivable reserve                $950,000                              $  350,000     $600,000

Year ended August 31, 1998
  Allowance for doubtful accounts        $352,000    $1,292,000                $1,369,000     $275,000
  Inventory markdown allowance           $204,000    $  360,000                $  434,000     $130,000
  Note receivable reserve                $600,000                                             $600,000

                                  EXHIBIT INDEX



Exhibit
Number    Exhibit
------    -------
*2.1      Agreement and Plan of Reorganization dated November 9, 1994 by and among Body Drama, Inc., Beeba's Acquisition, Inc. and the Company
*3.1      Articles of Incorporation of the Company, as amended
*3.2      Bylaws of the Company, as amended
*4        See 3.1 and 3.2, above
 10       Material Contracts:
*10.3.2   Incentive Stock Option Plan as amended October 3, 1989
*10.3.3   Executive Option Plan adopted October 3, 1989, as amended
*10.5.12  Lease Agreement between the Company and Broadway and 41st Associates
          Limited Partnership dated August 17, 1989
*10.6     Form of Indemnification Agreement for Officers and Directors
*10.12    Employee Stock Purchase Plan
*10.28    Management Services Agreement between the Company and Body Drama, Inc.
          dated October 9,1991
*10.29    Documents concerning offer to purchase Registrant's shares pursuant to a Tender Offer dated July 20, 1995
*10.30    Asset Purchase Agreement and related agreements between the Company and Design and Source Holding Company, Ltd effective July 1, 1995
*10.31    Employment Agreement dated May 9, 1995 between the Company and Arjun
          C. Waney
*10.32    Employment Agreement dated May 9, 1995 between the Company and Steven
          P. Wyandt
*10.33    Employment Agreement dated January 1, 1998 between the Company and
          Arjun C. Waney
*10.34    Employment Agreement dated January 1, 1998 between the Company and
          Steven P. Wyandt
*10.35    Documents concerning offer to purchase shares pursuant to a tender offer dated August 18, 1998

 11       Computation of earnings per share. See Note 2 of Notes to Consolidated
          Financial Statements
*21       Subsidiaries of the Registrant
 23       Consent of Independent Certified Public Accountants
 23.1     Consent of Independent Certified Public Accountants (Moss Adams LLP)
 23.2     Consent of Independent Certified Public Accountants (Deloitte & Touche
          LLP)
*24       Power of Attorney regarding authority to sign documents to be filed with the Commission
 27       Financial Data Schedule


* Incorporated by reference; see page 32.