Form 10-Q
period 1998-11-30
NITCHES INC
filed 1999-01-19
CIK 772263

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED: NOVEMBER 30, 1998


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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:





                                                         NAME OF EACH
    TITLE OF EACH CLASS                          EXCHANGE ON WHICH REGISTERED
--------------------------                       ----------------------------
Common Stock, no par value                          NASDAQ SmallCap Market


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of January 8, 1998, 1,122,748 shares of the Registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                         NITCHES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                       November 30,         August 31,
                                                          1998                 1998
                                                      ------------         -----------
                                                      (Unaudited)

                                     ASSETS
      Current assets:
      Cash and cash equivalents                       $   450,000          $ 1,338,000
      Receivables:
         Trade accounts, less allowances                3,253,000            5,306,000
         Income taxes receivable                               --                5,000
         Due from affiliates and employees                128,000              124,000
                                                      -----------          -----------
                                                        3,381,000            5,435,000

         Inventories, net                               4,459,000            5,340,000
         Deferred income taxes                            323,000              323,000
         Other current assets                             253,000              159,000
                                                      -----------          -----------
         Total current assets                           8,866,000           12,595,000

      Furniture, fixtures and equipment, net              122,000              137,000
      Deferred income taxes                               987,000              987,000
      Other assets                                         62,000               63,000
                                                      -----------          -----------
                                                      $10,037,000          $13,782,000
                                                      ===========          ===========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

      Current liabilities:
         Accounts payable and accrued expenses        $ 3,123,000          $ 3,211,000
         Income tax payable                               277,000                   --
                                                      -----------          -----------
            Total current liabilities                   3,400,000            3,211,000

      Shareholder's equity:
          Common stock, no par value,
            50,000,000 shares authorized;
            issued and outstanding (1,122,748
            at November 30, 1998 and 2,345,192
            at August 31, 1998)                         1,308,000            1,308,000
          Retained earnings                             5,329,000            9,263,000
                                                      -----------          -----------
           Total shareholders' equity                   6,637,000           10,571,000
                                                      -----------          -----------
                                                      $10,037,000          $13,782,000
                                                      ===========          ===========

                         NITCHES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                  Three months ended November 30,
                                                  --------------------------------
                                                     1998                  1997
                                                  -----------          -----------
Net sales                                         $10,318,000          $ 9,298,000
Cost of goods sold                                  7,807,000            6,833,000
                                                  -----------          -----------
Gross profit                                        2,511,000            2,465,000

Expenses:
     Selling, general and administrative            1,931,000            2,430,000
                                                  -----------          -----------

Income from operations                                580,000               35,000
Interest income (expense), net                         26,000               47,000
                                                  -----------          -----------

Income before income taxes                            606,000               82,000
Provision for income taxes                            236,000               32,000
                                                  -----------          -----------
Net income                                        $   370,000          $    50,000
                                                  ===========          ===========
Earning per basic and diluted share:              $       .23          $       .02
                                                  ===========          ===========
Weighted average number of basic shares
   outstanding                                      1,621,137            2,420,592
                                                  ===========          ===========
Weighted average number of diluted
   shares outstanding                               1,621,137            2,531,792
                                                  ===========          ===========

                         NITCHES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                             Three months ended November 30,
                                                                1998                  1997
                                                            ------------          -----------
Net cash used by operating activities                       $  (904,000)          $   (77,000)

Cash flows from investing activities:
   Capital expenditures                                         (14,000)              (11,000)
                                                            -----------           -----------
   Net cash used by investing activities                        (14,000)              (11,000)
                                                            -----------           -----------

Cash flows from financing activities:
  Advances                                                    4,334,000
  Purchases and retirement of parent
    common stock                                             (4,304,000)              (23,000)
                                                            -----------           -----------
  Net cash provided by financing activities                      30,000               (23,000)
                                                            -----------           -----------

Net decrease in cash and cash equivalents                      (888,000)             (111,000)

Cash and cash equivalents at beginning of
period                                                        1,338,000               955,000
                                                            -----------           -----------
Cash and cash equivalents at end of period                  $   450,000           $   844,000
                                                            ===========           ===========


Supplemental disclosures of cash flow information:
      Cash paid during the period:
             Interest                                       $    39,040           $    67,000
             Income taxes                                            --           $    49,000

                         NITCHES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


1. Nitches, Inc. (the "Company") is a wholesale importer and distributor primarily of women's clothing manufactured to its specifications and distributed in the United States under Company brand labels and private retailer labels.

2.  Condensed Financial Statements:

    The consolidated balance sheet as of November 30,1998, and the consolidated statements of operations and the condensed consolidated cash flow statements for the three months ended November 30,1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at November 30,1998 and for all periods presented have been made. The results of operations for the periods ended November 30, 1998 and 1997 are not necessarily indicative of the operating results for the full years.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 1998 annual report.

    Certain account balances as of August 31, 1998 have been reclassified to conform to the November 30, 1998 condensed financial statement presentation.

3.  Earnings Per share:

    At November 30, 1998, there were no stock options outstanding and therefore no dilutive effect to the weighted average number of shares outstanding.

4.  Inventories:

                                               November 30,   August 31,
                                                  1998           1998
                                               -----------    ----------
Fabric and Trims                               $ 1,592,000    $  417,000
Finished Goods                                   2,867,000     4,923,000
                                               -----------    ----------
                                               $ 4,459,000    $5,340,000
                                               ===========    ==========


5.  Trade accounts:

    Pursuant to the terms of an agreement between Nitches and a factor, Nitches sells a majority of its trade accounts receivable to the factor on a pre-approved, non-recourse basis. The Company may request advances in anticipation of customer collections and open letters of credit through the factor, all of which are collateralized by all of the Company's assets. Outstanding advances are charged interest at the factor's prime rate less one half percent. Advances and contingent liabilities for irrevocable letters of credit outstanding are as follows:

                         NITCHES, INC. AND SUBSIDIARIES

                                                     November 30,           August 31,
                                                        1998                   1998
                                                     -----------           -----------
Receivables assigned to factor:
   Nonrecourse                                       $ 7,518,000           $ 4,814,000
   Recourse                                              403,000               707,000
   Advances from factor                               (4,334,000)             (276,000)
                                                     -----------           -----------
   Due from factor                                     3,587,000             5,245,000
Nonfactored accounts receivable                          235,000               336,000
Allowance for customer credits and doubtful
accounts                                                (569,000)             (275,000)
                                                     -----------           -----------
                                                     $ 3,253,000           $ 5,306,000
                                                     ===========           ===========
Contingent liabilities for irrevocable
   letters of credit                                 $ 5,029,000           $ 6,313,000
                                                     ===========           ===========

    Effective October 1, 1998, the factoring agreement was modified and renewed to include provisions whereby the factor is responsible for customer collection efforts, the Company may borrow up to $15,000,000, limited by certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company, under the credit facility, and the President provides a $1,000,000 personal guarantee.

6.  Stock repurchase and related party transactions:

    On October 21, 1998, the Company purchased and retired 1,050,426 shares of its outstanding common stock for $4 per share in connection with a self tender offer. Of those shares, 436,563 were purchased from officers and directors. The total cost of the transaction to the Company was approximately $4.3 million. Cash and cash equivalents, together with proceeds from borrowings under the new factoring agreement, were used to purchase the tendered shares. The Company's president subsequently purchased 331,748 shares from its chairman and a director at the $4 per share tender price on November 19, 1998.

    The Company rents a 30,000 square foot warehouse and office building from Kuma Sport, Inc., which is 40% owned by the Chairman of Nitches. The Company pays rent of $15,000, on a month-to-month basis, which management believes is consistent with the fair market value of the facility. Nitches is also purchasing labor and administrative services from Kuma Sport on a monthly basis, as needed, at fair market rates. The Company purchased labor and administrative services from Kuma Sport, Inc. for $280,000 in the first quarter of fiscal 1999.

7.  Significant Customers:

    Mervyn's, JCPenney, and Costco accounted for 29.6%, 25.4%, and 13.0%, respectively, of the Company's net sales in the quarter ended November 30, 1998. Mervyn's and JCPenney accounted for 25.6% and 11.2%, respectively, of the Company's net sales in the quarter ended November 30, 1997.

    JCPenney, Mervyn's, and Costco accounted for 25.0%, 21.6%, and 18.7%, respectively, of the Company's trade receivable balance at November 30, 1998.

                         NITCHES, INC. AND SUBSIDIARIES

8.  Contingency

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

    Net sales for the three months ended November 30, 1998 increased approximately $1,020,000, or 11.0%, as compared to the three months ended November 30, 1997. This increase is primarily attributable to the Company's increase in private label sales in the sleepwear product line which accounted for over fifty percent of the sales for the quarter to major customers such as JCPenney and Mervyn's. Private label sales are the result of a joint product development effort and the use of the retailers' label on the product. Therefore, the Company performs more as a manufacturer and does not attain the gross margin that it would on its proprietary designs and the use of Company owned labels.

    The gross margin of 24.3% for the first quarter of fiscal 1999 decreased from the 26.5% gross margin reported for the first quarter of last year. The decrease was primarily attributable to the lower gross margins attained on private label sales of the sleepwear product line which contributed significantly to the sales for the quarter. The Company's product mix is constantly changing to reflect the changing seasons and fashion trends. Consequently, gross margins are likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same quarter of prior fiscal years.

    Selling, general and administrative expenses decreased in dollar amount from $2.4 million for the first quarter of last year to $1.9 million for the current quarter and decreased as a percent of sales from 26.1% for the first quarter of last year to 18.7% for the current quarter. The decrease in dollar amount and the decrease as a percentage of sales reflects the Company's increased sales volume and its restructuring to decrease overhead which resulted in lower salary, commission and rent expense.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital of $5.5 million at November 30, 1998 decreased from the August 31, 1998 level of $9.4 million, while the Company's current ratio decreased from 3.92:1 at August 31, 1998 to 2.61:1 at November 30, 1998. The principal reason for the decrease in working capital and in current ratio was the Company's stock repurchases through its tender offer of approximately $4.3 million which was completed in November 1998.

    Effective October 1, 1998, the Company entered into new agreements with Congress Talcott Corporation West ("Congress"), including a Discount Factoring Agreement, Addendum to Discount Factoring Agreement, Trade Financing Agreement, Inventory Security Agreement, Financial Covenant Agreement and Agreement to Issue Letter of Credit Guaranties (collectively, the "Discount Factoring Agreement"). The Company sells substantially all of its trade receivables to Congress on a pre-approved, non-recourse basis. The Company attempts to make the recourse shipments on a COD basis or ensure that the customers' payments are backed by a commercial or standby letter of credit issued by the customer's bank. The amount of the Company's receivables which were nonrecourse and were not made on a COD basis or supported by commercial or standby letters of credit at November 30, 1998 was approximately $638,000 of which approximately $271,000 has been collected through December 31, 1998.

    Payment for such receivables is made at the time customers make payment to Congress or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date. Under the Discount Factoring Agreement, the Company can request advances in anticipation of customer collections at Congress' prime rate (currently 7.75%) less one-half percent, and open letters of credit through Congress. The amount of borrowings by the Company, including a portion of outstanding letters of credit, are limited to certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company. Borrowings are collateralized by all of the assets of the Company as well as a $1 million guaranty of the Company's president, Mr. Wyandt. At November 30, 1998, the Company had outstanding letters of credit of $5,029,000 for the purchase of finished goods which had been opened through the financial institution. Under the Discount Factoring Agreement, the Company is required to maintain $5 million of net worth and $5 million of working capital. The Discount Factoring Agreement can be terminated by Congress on 60-days prior written notice.

    Effective August 31, 1998, the Company merged with its wholly owned subsidiary Body Drama, Inc. The merger resulted in the elimination of a deferred income tax liability of approximately $973,000. The deferred income tax liability was generated in 1991 when the Company sold a 49% interest in Body Drama, Inc. to the public in an initial public offering, and represented a potential tax liability in the event that the Company were to sell its interest in its Body Drama, Inc. subsidiary to a third party. Body Drama, Inc. repurchased the 49% interest in a self tender offer which took place in Fiscal 1995. The merger of the Company with Body Drama, Inc. has resulted in the elimination of the potential liability and an increase in the book value of the Company.

    On November 18, 1998, the Company purchased and retired 1,050,426 shares of its outstanding common stock for $4 per share in connection with a self tender offer. The total cost of the transaction was approximately $4.3 million. The funds for the transaction came from cash and cash equivalents of the Company in addition to borrowings of approximately $3 million under the Discount Factoring Agreement. Borrowings under the Discount Factoring Agreement are expected to be repaid from cash flow from operations over the next 18 months. The Company has an additional borrowing capacity of $12,000,000, limited by certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company, under the Discount Factoring Agreement, which management believes is adequate to meet working capital needs.

INVENTORY

    In its ordinary course of operations, the Company generally makes some sales below its normal selling prices or below cost. Based on prior experience, management believes this will be true for some inventory held or acquired after November 30, 1998. The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

    The Company's inventory decreased from $5.3 million at August 31, 1998 to $4.5 million at November 30, 1998. The Company has established an inventory markdown reserve as of November 30, 1998, which management believes will be sufficient for current inventory that is expected to be sold below cost in the future. There can be no assurance that the Company will realize its expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of November 30, 1998 for which customer sales orders have not yet been received.

BACKLOG

    At November 30, 1998, the Company had unfilled customer orders of $13.5 million compared to $9.6 million of unfilled customer orders at November 30, 1997, with such orders generally scheduled for delivery by April 1999 and April 1998, respectively. The increase in backlog is primarily attributable to the increase in sales of private label sleepwear. These amounts include both confirmed orders and unconfirmed orders which the Company believes, based on industry practice and past experience, will be confirmed. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at November 30, 1998.

IMPACT OF EXCHANGE RATES

    While the Company purchases over 90% of its products from foreign manufacturers, all of its purchases are denominated in United States dollars. Because the Company's products are sold primarily in the United States, in dollar denominated transactions, the Company does not engage in hedging or other arbitrage to reduce currency risk. An increase in the value of the dollar versus foreign currencies could enhance the Company's purchasing power for new purchase orders and reduce its cost of goods sold. Conversely, a decrease in the value of the dollar relative to foreign currencies could result in an increase in the Company's cost of manufacturing for new purchase orders and costs of goods sold.

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


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

    There are no material legal proceedings to which the Company or any of its subsidiaries was a party in the quarter ended November 30, 1998.

Item 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibits are filed herewith. Exhibit numbers refer to
             Item 601 of Regulation S-K:

         Exhibit No.  27: Financial Data Schedule

         (b) There were no reports on Form 8-K during the quarter ended November 30, 1998.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                                      NITCHES, INC.
                                           -------------------------------------
                                                       Registrant


January 19, 1999                           By:    /s/ Steven P. Wyandt
                                               ---------------------------------
                                                      Steven P. Wyandt
                                                As Principal Financial Officer
                                                and on behalf of the Registrant