Form 10-Q
period 1999-02-28
NITCHES INC
filed 1999-04-09
CIK 772263

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED: FEBRUARY 28, 1999


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of April 5,1999, 1,121,168 shares of the Registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                         NITCHES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                        February 28,         August 31,
                                                           1999                 1998
                                                        ------------        -----------
                                                        (Unaudited)
                        ASSETS
Current assets:
Cash and cash equivalents                               $   180,000         $ 1,338,000
Receivables:
         Trade accounts,  less allowances                   664,000           5,306,000
         Income taxes receivable                               --                 5,000
         Due from affiliates and employees                  113,000             124,000
                                                        -----------         -----------
                                                            777,000           5,435,000

   Inventories, net                                       6,435,000           5,340,000
   Deferred income taxes                                    323,000             323,000
   Other current assets                                     891,000             159,000
                                                        -----------         -----------
   Total current assets                                   8,606,000          12,595,000

Furniture, fixtures and equipment, net                       94,000             137,000
Deferred income taxes                                       987,000             987,000
Other assets                                                 63,000              63,000
                                                        -----------         -----------
                                                        $ 9,750,000         $13,782,000
                                                        ===========         ===========

           LIABILITIES AND SHAREHOLDER'S EQUITY

 Current liabilities:
    Accounts payable and accrued expenses               $ 2,825,000         $ 3,211,000
    Income tax payable                                      308,000               --
                                                        -----------         -----------
       Total current liabilities                          3,133,000           3,211,000

 Shareholder's equity:
     Common stock, no par value,
       50,000,000 shares authorized; issued and
       outstanding (1,121,168 at February 28,
       1999 and 2,012,030 at August 31, 1998)             1,308,000           1,308,000
     Retained earnings                                    5,309,000           9,263,000
                                                        -----------         -----------
      Total shareholders' equity                          6,617,000          10,571,000
                                                        -----------         -----------
                                                        $ 9,750,000         $13,782,000
                                                        ===========         ===========

                         NITCHES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                         Second quarter ended                      Six months ended
                                                  ---------------------------------          ---------------------------------
                                                   February 28,        February 28,          February 28,         February 28,
                                                      1999                 1998                  1999                 1998
                                                  ------------         ------------          ------------         ------------
Net sales                                         $  5,431,000         $  5,959,000          $ 15,749,000         $ 15,257,000
Cost of goods sold                                   3,969,000            4,709,000            11,776,000           11,542,000
                                                  ------------         ------------          ------------         ------------
Gross profit                                         1,462,000            1,250,000             3,973,000            3,715,000

Expenses:
     Selling, general and administrative             1,441,000            2,058,000             3,372,000            4,488,000
                                                  ------------         ------------          ------------         ------------

Income (loss) from operations                           21,000             (808,000)              601,000             (773,000)
Interest income                                         42,000               96,000                68,000              143,000
                                                  ------------         ------------          ------------         ------------

Income (loss) before income taxes                       63,000             (712,000)              669,000             (630,000)
Provision for income taxes                              25,000             (278,000)              261,000             (246,000)
                                                  ------------         ------------          ------------         ------------
Net income (loss)                                       38,000         $   (434,000)              408,000         $   (384,000)
                                                  ============         ============          ============         ============
Earnings (loss) per basic share                            .03         $       (.20)                  .30         $       (.17)
                                                  ============         ============          ============         ============
Earnings (loss) per diluted share                          .03         $       (.19)                  .30         $       (.17)
                                                  ============         ============          ============         ============
Weighted average number of basic shares
   Outstanding                                       1,121,228            2,146,742             1,372,563            2,245,916
                                                  ============         ============          ============         ============
Weighted average number of diluted shares
   Outstanding                                       1,121,228            2,231,260             1,372,563            2,324,158
                                                  ============         ============          ============         ============

                         NITCHES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                             Six months ended February 28,
                                                           --------------------------------
                                                               1999                 1998
                                                           -----------          -----------
Net cash used by operating activities                      $(1,239,000)         $(1,006,000)

Cash flows from investing activities:
   Capital expenditures                                        (20,000)             (35,000)
                                                           -----------          -----------
   Net cash used by investing activities                       (20,000)             (35,000)
                                                           -----------          -----------

Cash flows from financing activities:
   Advances                                                  4,463,000            1,216,000
   Purchases and retirement of parent common stock          (4,362,000)          (1,045,000)
                                                           -----------          -----------
   Net cash provided by financing activities                   101,000              171,000
                                                           -----------          -----------

Net decrease in cash and cash equivalents                   (1,158,000)            (870,000)

Cash and cash equivalents at beginning of period             1,338,000              955,000
                                                           -----------          -----------
Cash and cash equivalents at end of period                     180,000          $    85,000
                                                           ===========          ===========


Supplemental disclosures of cash flow information:
    Cash paid during the period:
             Interest                                      $   154,000          $    72,000
             Income taxes                                  $    23,000          $    51,000

                         NITCHES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


1. Nitches, Inc. (the "Company") is a wholesale importer and distributor primarily of women's clothing manufactured to its specifications and distributed in the United States under Company brand labels and private retailer labels.

2. Condensed Financial Statements:

       The consolidated balance sheet as of February 28,1999, and the consolidated statements of operations and the condensed consolidated cash flow statements for the periods ended February 28, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at February 28,1999 and for all periods presented have been made. The results of operations for the periods ended February 28, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 1998 annual report.

       Certain account balances as of August 31, 1998 have been reclassified to conform to the February 28, 1999 condensed financial statement presentation.

3. Earnings Per share:

       At February 28, 1999, there were no stock options outstanding and therefore no dilutive effect to the weighted average number of shares outstanding.

4. Inventories:

                                              February 28,        August 31,
                                                 1999               1998
                                              -----------        ----------
Fabric and Trims                              $  256,000         $  417,000
Finished Goods                                 6,179,000          4,923,000
                                              ----------         ----------
                                              $6,435,000         $5,340,000
                                              ==========         ==========

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

                         NITCHES, INC. AND SUBSIDIARIES

5. Trade accounts (continued):

                                                                 February 28,          August 31,
                                                                     1999                 1998
                                                                 -----------          -----------
Receivables assigned to factor:
   Nonrecourse                                                   $ 4,952,000          $ 4,814,000
   Recourse                                                          495,000              707,000
   Advances from factor                                           (4,455,000)            (276,000)
                                                                 -----------          -----------
   Due from factor                                                   992,000            5,245,000
Nonfactored accounts receivable                                      147,000              336,000
Allowance for customer credits and doubtful accounts                (475,000)            (275,000)
                                                                 -----------          -----------
                                                                 $   664,000          $ 5,306,000
                                                                 ===========          ===========

Contingent liabilities for irrevocable letters of credit         $ 2,387,000          $ 6,313,000
                                                                 ===========          ===========

     The factoring agreement allows the Company to borrow up to $15,000,000, limited by certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company. The President has provided a $1,000,000 personal guarantee in connection with the factoring arrangement.

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

         The Company rents a 30,000 square foot warehouse and office building from Kuma Sport, Inc., which is 40% owned by a director of Nitches. The Company pays rent of $15,000, on a month-to-month basis, which management believes is consistent with the fair market value of the facility. Nitches is also purchasing labor and administrative services from Kuma Sport on a monthly basis, as needed, at fair market rates. The Company purchased labor and administrative services from Kuma Sport, Inc. for approximately $168,000 in the second quarter of fiscal 1999.

7. Operating segments:

         The Company's products comprise a single operating segment. Sales are made to a variety of customers throughout the United States. Sales to three separate customers accounted for 25.5%, 18.1%, and 12.6%, respectively, of the Company's net sales in the quarter ended February 28, 1999. These same customers accounted for 18.2%, 16.3%, and 14.1%, respectively, of the Company's trade receivable balance at February 28, 1999.

                         NITCHES, INC. AND SUBSIDIARIES

8. Contingency

     Management has initiated a program to prepare the Company's computer systems and applications for the year 2000. The Company has incurred internal staff costs and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. Certain internal applications have already been modified and testing and conversion of system applications has been completed. The Company is also continuing to assess its vendors, customers and other third parties as to their year 2000 compliance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS


SIX MONTHS ENDED FEBRUARY 28, 1999 COMPARED TO THE SIX MONTHS ENDED FEBRUARY 28, 1998.

       Net sales for the six months ended February 28, 1999 increased approximately $.5 million (3.2%) as compared to the six months ended February 28, 1998. This increase is primarily attributable to the Company's increase in private label sales in the sleepwear product line in the quarter ending November 30,1998 which accounted for over fifty percent of the sales for the six months to its major customers.

       Gross margins increased from 24.3% for the six months ended February 28, 1998 to 25.2% for the current six month period. The increase was the result of the Company's product mix shifting to higher gross margin product such as Western Wear in the quarter ending February 28, 1999. The Company's product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margins are likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

       Selling, general and administrative expenses decreased in dollar amount from $4.5 million for the first six months of last year to $3.4 million for the first six months of fiscal 1999, and decreased as a percent of net sales from 29.4% last year to 21.4% for the current period. The decrease in dollar amount and decrease as a percent of net sales is a result of the Company's continued efforts to decrease overhead.

THREE MONTHS ENDED FEBRUARY 28, 1999 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 1998.

       Net sales for the second quarter of fiscal 1999 decreased approximately $.5 million (8.9%) compared to the net sales for the same quarter last year. Overall, sales decreased in the current quarter due to the shift of spring private label sleepwear sales into March and April, closer to the actual retail selling time of the product.

       Gross margins increased from 21.0% for the three months ended February 28, 1998 to 26.9% for the current quarter. The increase is the result of the Company's product mix shifting to higher gross margin product such as Western Wear. The Company's product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margins are likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

       Selling, general and administrative expenses decreased in dollar amount from $2.1 million for the second quarter of last year to $1.4 million for the second quarter of fiscal 1999, and decreased as a percent of net sales from 34.5% last year to 26.5% for the current quarter. The decrease in dollar amount is a result of the Company's continued efforts to decrease overhead.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's working capital of $5.5 million at February 28,1999 decreased from the August 31, 1998 level of $9.4 million, while the Company's current ratio decreased from 3.92:1 at August 31, 1998 to 2.75:1 at February 28, 1999. The principal reason for the decrease in working capital and in current ratio was the Company's stock repurchases through its tender offer of approximately $4.3 million which was completed in November 1998.

           Effective October 1, 1998, the Company entered into new agreements with Congress Talcott Corporation West ("Congress"), including a Discount Factoring Agreement, Addendum to Discount Factoring Agreement, Trade Financing Agreement, Inventory Security Agreement, Financial Covenant Agreement and Agreement to Issue Letter of Credit Guaranties (collectively, the "Discount Factoring Agreement"). The Company sells substantially all of its trade receivables to Congress on a pre-approved, non-recourse basis. The Company attempts to make the recourse shipments on a COD basis or ensure that the customers' payments are backed by a commercial or standby letter of credit issued by the customer's bank. The amount of the Company's receivables which were recourse and were not made on a COD basis or supported by commercial or standby letters of credit at February 28, 1999 was approximately $495,000 of which approximately $55,000 has been collected through March 19,1999.

       Payment for nonrecourse factored receivables is made at the time customers make payment to Congress or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date. Under the Discount Factoring Agreement, the Company can request advances in anticipation of customer collections at Congress' prime rate (currently 7.75%) less one-half percent, and open letters of credit through Congress. The amount of borrowings by the Company, including a portion of outstanding letters of credit, are limited to certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company. Borrowings are collateralized by all of the assets of the Company as well as a $1 million guaranty of the Company's president, Mr. Wyandt. At February 28, 1999, the Company had outstanding letters of credit of approximately $2.4 million for the purchase of finished goods which had been opened through the financial institution. Under the Discount Factoring Agreement, the Company is required to maintain $5 million of net worth and $5 million of working capital. The Discount Factoring Agreement can be terminated by Congress on 60-days prior written notice.

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

INVENTORY

       In its ordinary course of operations, the Company generally makes some sales below its normal selling prices or below cost. Based on prior experience, management believes this will be true for some inventory held or acquired after February 28,1999. The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

       The Company's inventory increased from $5.3 million at August 31, 1998 to $6.4 million at February 28, 1999. The Company has established an inventory markdown reserve as of February 28, 1999, which management believes will be sufficient for current inventory that is expected to be sold below cost in the future. There can be no assurance that the Company will realize its expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of February 28, 1999 for which customer sales orders have not yet been received.

BACKLOG

       At February 28, 1999, the Company had unfilled customer orders of $13.4 million compared to $11.2 million of unfilled customer orders at February 28,1998, with such orders generally scheduled for delivery by July, 1999 and July 1998, respectively. The increase in backlog is primarily attributable to the increase in sales of private label sleepwear. These amounts include both confirmed orders and unconfirmed orders which the Company believes, based on industry practice and past experience, will be confirmed. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at February 28,1999.

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

IMPACT OF INFLATION AND DEFLATION

       Management does not believe that inflation has had any material impact upon the Company's revenues or income from operations to date. However, continued deflation in women's clothing prices may put pressure on gross margins for the balance of fiscal year 1999. The strong resistance on the part of the consumer to increases in price and the increasing fabric and labor costs lead to an increased cost of goods on a percentage basis.

YEAR 2000 ISSUE

       The worldwide issue which has arisen regarding the arrival of the year 2000 is the result of computer programs being written using two digits rather than four digits to define the applicable year. Many computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Furthermore, they may not recognize the year 2000 as a leap year. If the Company did not ensure that these were corrected in its systems, this could result in a system failure or miscalculations causing disruptions of operations including a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

       The Company has completed the remediation of its year 2000 exposure as it pertains to internal systems, and continues to assess key customer and supplier compliance. The internal systems include all traditional data processing computer systems and all control, communication, and reporting equipment such as security, telephones, and timeclocks. Because the Company has purchased all of its critical systems (hardware and software) from third parties, it did not incur any material costs as the updates were provided under maintenance contracts.

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


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

       There are no material legal proceedings to which the Company or any of its subsidiaries was a party in the quarter ended February 28,1999.

Item 4. Submission of Matters to a Vote of Security Holders.

       An annual meeting of shareholders of the Company was held on December 22, 1998. At the meeting, the shareholders approved the following:

(1) the appointment of Moss Adams LLP as the Company's independent certified public accountants for the fiscal year ending August 31, 1999 by votes of 973,370 for, 2,306 against and 149 abstain, and

(2) the election of directors as follows:


Name                                     Votes For         Withheld
----                                     ---------         --------
Arjun C. Waney                            942,032           3,763
Steven P. Wyandt                          942,032           3,763
Luther A. Henderson                       942,032           3,763
Eugene B. Price II                        942,032           3,763
William L. Hoese                          942,032           3,763

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed herewith. Exhibit numbers refer to Item 601 of Regulation S-K:

       Exhibit No. 27: Financial Data Schedule

(b) There were no reports on Form 8-K during the quarter ended February 28, 1999.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                                    NITCHES, INC.
                                        ----------------------------------------
                                                    Registrant


April 9, 1999                           By:    /s/ STEVEN P. WYANDT
                                            ------------------------------------
                                                   Steven P. Wyandt
                                            As Principal Financial Officer
                                            and on behalf of the Registrant