Form 10-Q
period 1999-05-31
NITCHES INC
filed 1999-07-09
CIK 772263

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED: MAY 31, 1999


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of July 02, 1999, 1,064,680 shares of the Registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                         NITCHES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                         May 31,      August 31,
                                                          1999          1998
                                                      -----------    -----------
                                                      (Unaudited)
                                   ASSETS
Current assets:
Cash and cash equivalents                             $   225,000    $ 1,338,000
Receivables:
   Trade accounts,  less allowances                     4,553,000      5,306,000
   Income taxes receivable                                   --            5,000
   Due from affiliates and employees                        6,000        124,000
                                                      -----------    -----------
                                                        4,559,000      5,435,000

Inventories, net                                        3,271,000      5,340,000
Deferred income taxes                                     323,000        323,000
Other current assets                                      169,000        159,000
                                                      -----------    -----------
   Total current assets                                 8,547,000     12,595,000

Furniture, fixtures and equipment, net                     64,000        137,000
Deferred income taxes                                     987,000        987,000
Other assets                                               63,000         63,000
                                                      -----------    -----------
                                                      $ 9,661,000    $13,782,000
                                                      ===========    ===========

                       LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
Accounts payable and accrued expenses                 $ 2,749,000    $ 3,211,000
Income tax payable                                        370,000           --
                                                      -----------    -----------
   Total current liabilities                            3,119,000      3,211,000

Shareholder's equity:
    Common stock, no par value,
      50,000,000 shares authorized; issued and
      outstanding (1,064,680 at May 31,
      1999 and 2,012,030 at August 31, 1998)            1,308,000      1,308,000
    Retained earnings                                   5,234,000      9,263,000
                                                      -----------    -----------
     Total shareholders' equity                         6,542,000     10,571,000
                                                      -----------    -----------
                                                      $ 9,661,000    $13,782,000
                                                      ===========    ===========

                         NITCHES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)



                                            Third quarter ended            Nine months ended
                                        ----------------------------   ---------------------------
                                           May 31,         May 31,       May 31,         May 31,
                                            1999            1998           1999           1998
                                        ------------    ------------   ------------   ------------
Net sales                               $  9,059,000    $  8,483,000   $ 24,808,000   $ 23,740,000
Cost of goods sold                         6,644,000       6,467,000     18,420,000     18,009,000
                                        ------------    ------------   ------------   ------------
Gross profit                               2,415,000       2,016,000      6,388,000      5,731,000

Expenses:
Selling, general and administrative        2,209,000       1,948,000      5,581,000      6,437,000
                                        ------------    ------------   ------------   ------------

Income (loss) from operations                206,000          68,000        807,000       (706,000)
Interest income (expense)                    (31,000)         62,000         37,000        205,000
                                        ------------    ------------   ------------   ------------

Income (loss) before income taxes            175,000         130,000        844,000       (501,000)
Provision (benefit) from income taxes         68,000          51,000        329,000       (195,000)
                                        ------------    ------------   ------------   ------------
Net income (loss)                            107,000    $     79,000        515,000   $   (306,000)
                                        ============    ============   ============   ============
Earnings (loss) per basic and diluted
  Shares                                $        .10    $        .04   $        .40   $       (.14)
                                        ============    ============   ============   ============
Weighted average number of basic
  Shares outstanding                       1,098,631       2,013,887      1,280,249      2,167,722
                                        ============    ============   ============   ============
Weighted average number of diluted
  Shares outstanding                       1,098,631       2,085,376      1,280,249      2,243,735
                                        ============    ============   ============   ============

                         NITCHES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                      Nine months ended May 31
                                                         1999           1998
                                                     -----------    -----------
Net cash provided  by operating activities           $ 2,623,000    $ 1,453,000
                                                     -----------    -----------

Cash flows from investing activities:
   Capital expenditures                                  (24,000)       (37,000)
                                                     -----------    -----------
   Net cash used by investing activities                 (24,000)       (37,000)
                                                     -----------    -----------

Cash flows from financing activities:
  Advances from factor                                   832,000
  Purchases and retirement of parent  common stock    (4,544,000)    (1,107,000)
                                                     -----------    -----------
  Net cash used by financing activities               (3,712,000)    (1,107,000)
                                                     -----------    -----------

Net decrease in cash and cash equivalents             (1,113,000)       309,000

Cash and  cash equivalents at beginning of period      1,338,000        955,000
                                                     -----------    -----------
Cash and cash equivalents at end of period           $   225,000    $ 1,264,000
                                                     ===========    ===========


Supplemental disclosures of cash flow information:
    Cash paid during the period:
             Interest                                $   255,000    $    92,000
             Income taxes                            $    26,000    $    54,000

                         NITCHES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


1. Nitches, Inc. (the "Company") is a wholesale importer and distributor primarily of women's clothing manufactured to its specifications and distributed in the United States under Company brand labels and private retailer labels.

2.        Condensed Financial Statements:

     The consolidated balance sheet as of May 31,1999, and the consolidated statements of operations and the condensed consolidated cash flow statements for the periods ended May 31, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at May 31,1999 and for all periods presented have been made. The results of operations for the periods ended May, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 1998 annual report.

     Certain account balances as of August 31, 1998 have been reclassified to conform to the May 31, 1999 condensed financial statement presentation.

3.        Earnings Per share:

     At May 31, 1999, there were no stock options outstanding and therefore no dilutive effect to the weighted average number of shares outstanding.

4.        Inventories:

                                                   May 31,            August 31,
                                                    1999                 1998
                                                 ----------           ----------
Fabric and Trims                                 $  103,000           $  417,000
Finished Goods                                    3,167,000            4,923,000
                                                 ----------           ----------
                                                 $3,270,000           $5,340,000
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

                         NITCHES, INC. AND SUBSIDIARIES

5.        Trade accounts (continued):

                                                             May 31,       August 31,
                                                               1999           1998
                                                           -----------    -----------
Receivables assigned to factor:
   Nonrecourse                                             $ 5,396,000    $ 4,814,000
   Recourse                                                    304,000        707,000
   Advances from factor                                       (832,000)      (276,000)
                                                           -----------    -----------
   Due from factor                                           4,868,000      5,245,000
Nonfactored accounts receivable                                148,000        336,000
Allowance for customer credits and doubtful accounts          (463,000)      (275,000)
                                                           -----------    -----------
                                                           $ 4,553,000    $ 5,306,000
                                                           ===========    ===========

Contingent liabilities for irrevocable letters of credit   $ 4,779,000    $ 6,313,000
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

          During the third quarter of fiscal 1999, the Company purchased, as part of its ongoing stock purchase program, 56,488 shares at an approximate average of $3.22 per share for a total of $182,000.

          The Company rents a 30,000 square foot warehouse and office building from Kuma Sport, Inc., which is 40% owned by a director of Nitches. The Company pays rent of $15,000, on a month-to-month basis, which management believes is consistent with the fair market value of the facility. Nitches is also purchasing labor and administrative services from Kuma Sport on a monthly basis, as needed, at fair market rates. The Company purchased labor and administrative services from Kuma Sport, Inc. for approximately $161,000 in the third quarter of fiscal 1999.

7.        Operating segments:

     The Company's products comprise a single operating segment. Sales are made to a variety of customers throughout the United States. Sales to three separate customers accounted for 25.5%, 17.7%, and 12.0%, respectively, of the Company's net sales in the quarter ended May 31,1999. These same customers accounted for 33.3%, 11.6%, and 11.3%, respectively, of the Company's trade receivable balance at May 31,1999.

                         NITCHES, INC. AND SUBSIDIARIES

8.        Contingency

     Management has initiated a program to prepare the Company's computer systems and applications for the year 2000. The Company has incurred internal staff costs and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. Certain internal applications have already been modified and testing and conversion of system applications has been completed. The Company is also continuing to assess its vendors, customers and other third parties as to their year 2000 compliance and prepare contingency plans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS


NINE MONTHS ENDED MAY 31, 1999 COMPARED TO THE NINE MONTHS ENDED MAY 31, 1998.

     Net sales for the nine months ended May 31, 1999 increased approximately $1.1 million (4.5%) as compared to the nine months ended May 31, 1998. This increase is primarily attributable to the Company's increase in private label sales in the sleepwear product line in the quarter ending November 30,1998.

     Gross margins increased from 24.1% for the nine months ended May 31, 1998 to 25.7% for the current nine-month period. The increase was the result of the Company's product mix shifting to higher gross margin product such as Western Wear in the quarter ending May 31, 1999. The Company's product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margins are likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

     Selling, general and administrative expenses decreased in dollar amount from $6.4 million for the first nine months of last year to $5.6 million for the first nine months of fiscal 1999, and decreased as a percent of net sales from 27.1% last year to 22.5% for the current period. The decrease in dollar amount and decrease as a percent of net sales is a result of the Company's continued efforts to decrease overhead.

THREE MONTHS ENDED MAY 31, 1999 COMPARED TO THE THREE MONTHS ENDED MAY 31, 1998.

     Net sales for the third quarter of fiscal 1999 increased approximately $.6 million (6.8%) compared to the net sales for the same quarter last year. Overall, sales increased in the current quarter primarily due to an increase in private label sleepwear sales.

     Gross margins increased from 23.8% for the three months ended May 31, 1998 to 26.7% for the current quarter. The increase is the result of the Company's product mix shifting to higher gross margin product such as Western Wear. The Company's product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margins are likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

     Selling, general and administrative expenses increased in dollar amount from $1.9 million for the third quarter of last year to $2.2 million for the third quarter of fiscal 1999, and increased as a percent of net sales from 23.0% last year to 24.4% for the current quarter. The increase in dollar amount is primarily due to nonrecurring restructuring charges related to a product line.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital of $5.4 million at May 31,1999 decreased from the August 31, 1998 level of $9.4 million, while the current ratio decreased from 3.92:1 at August 31, 1998 to 2.74:1 at May 31, 1999. The principal reason for the decrease in working capital and in current ratio was the Company's stock repurchases through its tender offer of approximately $4.3 million which was completed in November 1998.

     Effective October 1, 1998, the Company entered into new agreements with Congress Talcott Corporation West ("Congress"), including a Discount Factoring Agreement, Addendum to Discount Factoring Agreement, Trade Financing Agreement, Inventory Security Agreement, Financial Covenant Agreement and Agreement to Issue Letter of Credit Guaranties (collectively, the "Discount Factoring Agreement"). Effective March 31,1999, the assets of the Congress factoring business were purchased by the CIT Group/Commercial Services, Inc. ("CIT"). The Company sells substantially all of its trade receivables to CIT on a pre-approved, non-recourse basis. The Company attempts to make the recourse shipments on a COD basis or ensure that the customers' payments are backed by a commercial or standby letter of credit issued by the customer's bank. The amount of the Company's receivables which were recourse and were not made on a COD basis or supported by commercial or standby letters of credit at May 31, 1999 was approximately $406,000 of which approximately $146,000 has been collected through June 15,1999.

    Payment for nonrecourse factored receivables is made at the time customers make payment to CIT or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date. Under the Discount Factoring Agreement, the Company can request advances in anticipation of customer collections at CIT's prime rate (currently 7.75%) less one-half percent, and open letters of credit through CIT. The amount of borrowings by the Company, including a portion of outstanding letters of credit, are limited to certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company. Borrowings are collateralized by all of the assets of the Company as well as a $1 million guaranty of the Company's president, Mr. Wyandt. At May 31, 1999, the Company had outstanding letters of credit of approximately $4.8 million for the purchase of finished goods, which had been opened, through the financial institution. Under the Discount Factoring Agreement, the Company is required to maintain $5 million of net worth and $5 million of working capital. The Discount Factoring Agreement can be terminated by CIT on 60-days prior written notice.

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

INVENTORY

    In its ordinary course of operations, the Company generally makes some sales below its normal selling prices or below cost. Based on prior experience, management believes this will be true for some inventory held or acquired after May 31,1999. The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

     The Company's inventory decreased from $5.3 million at August 31, 1998 to $3.3 million at May 31, 1999. The Company has established an inventory markdown reserve as of May 31, 1999, which management believes will be sufficient for current inventory that is expected to be sold below cost in the future. There can be no assurance that the Company will realize its expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of May 31, 1999 for which customer sales orders have not yet been received.

BACKLOG

       At May 31, 1999, the Company had unfilled customer orders of $13.1 million compared to $13.0 million of unfilled customer orders at May 31,1998, with such orders generally scheduled for delivery by Oct 1999 and Oct 1998, respectively. The increase in backlog is primarily attributable to the increase in sales of private label sleepwear. These amounts include both confirmed orders and unconfirmed orders which the Company believes, based on industry practice and past experience, will be confirmed. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at May 31,1999.

IMPACT OF EXCHANGE RATES

    While the Company purchases over 90% of its products from foreign manufacturers, all of its purchases are denominated in United States dollars. Because the Company's products are sold primarily in the United States, in dollar denominated transactions, the Company does not engage in hedging or other arbitrage to reduce currency risk. A prolonged increase in the value of the dollar versus foreign currencies could enhance the Company's purchasing power for new purchase orders and reduce its cost of goods sold. Conversely, a prolonged decrease in the value of the dollar relative to foreign currencies could result in an increase in the Company's cost of manufacturing for new purchase orders and costs of goods sold.

IMPACT OF INFLATION AND DEFLATION

    Management does not believe that inflation has had any material impact upon the Company's revenues or income from operations to date. However, continued deflation in women's clothing prices may put pressure on gross margins in the future. Resistance on the part of the consumer to increases in prices and increasing fabric and labor costs may lead to an increased cost of goods on a percentage basis.

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

         The Company has initiated communications with all of its key customers and suppliers to determine the extent to which the Company is vulnerable based upon those third parties' failure to remediate their own year 2000 issues. The Company has completed testing with those third parties (exchanges of critical information such as orders, purchases, invoices, fund transfers, et al.). Part of this process will be to provide mutual contingency plans; however, at this time, there can be no assurance that the systems of other companies on which the Company relies will be converted on a timely basis and would not have material adverse effect on the Company.

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


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

    There are no material legal proceedings to which the Company or any of its subsidiaries was a party in the quarter ended May 31,1999.


Item 6.     Exhibits and Reports on Form 8-K

(a) The following exhibits are filed herewith. Exhibit numbers refer to Item 601 of Regulation S-K:

     Exhibit No. 27: Financial Data Schedule

(b)  There were no reports on Form 8-K during the quarter ended May 31,1999.

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


                                                NITCHES, INC.
                                     ---------------------------------------
                                                 Registrant


July 09, 1999                     By:             Steven P. Wyandt
                                     ---------------------------------------
                                                  Steven P. Wyandt
                                      As Principal Financial Officer and on
                                             behalf of the Registrant