Form 10-K405
period 1999-08-31
NITCHES INC
filed 1999-11-15
CIK 772263

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                  ANNUAL REPORT

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED AUGUST 31, 1999

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

                  Registrant's telephone number: (858) 625-2633

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                        NAME OF EACH
         TITLE OF EACH CLASS                   EXCHANGE ON WHICH REGISTERED
         -------------------                   ----------------------------
     Common Stock, no par value                   NASDAQ SmallCap Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of November 5,1999, 1,064,680 shares of the Registrant's common stock were outstanding. The aggregate market value of such common stock held by non-affiliates of the Registrant based on the last sale of such stock in the NASDAQ SmallCap Market, on November 5, 1999, was $3,992,550.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement, to be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held in December 1999 to be filed with the Commission, are incorporated by reference into Part III of this Report on Form 10-K.

                                     PART I


ITEM 1 -  BUSINESS

GENERAL

     Nitches, Inc. (the "Company" or "Nitches") has been in the wholesale clothing business since 1973, and imports finished garments manufactured to its specifications from approximately 12 foreign countries. The Company sells all-cotton and cotton blend knit and woven clothing primarily for the female consumer. Retail customers include Mervyns, Sears, J. C. Penney, Costco, Kohl's, Sheplers, and Cavendars. The Company sells garments to these and other retailers through its own sales force and through independent sales representatives. Nitches provides fashionable clothing to the popularly priced market segment which generally retail between $10 and $35 per item. The Company competes primarily on the basis of price, quality, the desirability of its fabrics, and the reliability of its delivery and service.

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

           The Company currently owns a total of 41 federally registered trademarks. While trademarks owned by the Company have always been important to its marketing and competitive strategy, prior to 1995 they were not central factors influencing its sales. However, subsequent to its reorganization in fiscal year 1995, its trademarks in sleepwear and western wear have become more important in identifying the Company's products. Western wear shirts are sold primarily under the Company labels Adobe Rose and Southwest Canyon. Western wear fashion jeans are sold under the label Blaze through a licensing agreement with a third party supplier. Sleepwear garments are produced in a variety of fabrics and styles, including robes, pajamas, nightshirts and nightgowns which are sold under the Body Drama label and retailers' private labels.

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

     The following table shows the percentage of the Company's total purchases, not including freight charges, duties and commissions, from each country for the years ended August 31, 1999, 1998 and 1997.

               Percent of Total Purchases          %         %         %
                  Year ended August 31,         1999      1998      1997
               --------------------------       ----      ----      ----
          United Arab Emirates .............    57.0      43.7      39.3
          Macao ............................    12.2       9.2      11.1
          India ............................     8.4      12.4       5.6
          Sri Lanka ........................     8.2      11.0      10.2
          Oman .............................     5.9       6.4      12.7
          Hong Kong ........................     4.6       8.2      13.1
          United States ....................      .7       3.4        .9
          Countries less than 2.5%
            each in the current year .......     3.0       5.7       7.1

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


MARKETING AND DISTRIBUTION

     The Company sells its products through an established sales network consisting of both in-house sales personnel and independent sales representative organizations. The Company does not generally advertise, although customers sometimes feature the Company's products in their advertisements. For both Company Brand and Private Label sales, employees operating in Company showrooms in New York City and Los Angeles represent the Company in soliciting orders nationally from approximately 10 major customers. In addition, senior executives of the Company have primary responsibility for sales to certain key accounts. The Company's products are also marketed by nineteen commissioned sales representative organizations, all of which are independent contractors, and each of which has been assigned one or more primary areas of responsibility.

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

     As a result of the Company's elimination of lower margin product lines, the Company's business has become more concentrated on certain significant customers. Two customers accounted for 28.5% and 13.0%, respectively, of the Company's net sales in fiscal 1999. Two customers accounted for 17.9% and 13.8%, respectively, of the Company's net sales in fiscal 1998. While the Company believes its relationships with its major customers are good, because of competitive changes and availability of the types of garments sold by the Company from a number of other suppliers, there is the possibility that any customer could lower, or raise, the amount of business it does with the Company. If the Company was to experience a significant decrease in sales to any of its major customers, and was unable to replace such sales volume with sales to other major customers, there could be a material adverse financial effect on the Company.

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

     The Agreement on Textile and Clothing (the "ATC"), which became effective on January 1, 1995, provided the basic guidelines for administering import quotas and related matters. The ATC contains three provisions which will affect the Company's business to varying degrees in the future. First, the ATC requires that import quotas be phased out in four stages over a ten-year period. However, quotas on substantially all of the garments imported by the Company are not scheduled to be phased out until the year 2005. Second, over the first six years, import tariffs will be reduced from an average of 19% to 17.5%. While the tariff reductions apply to most apparel items, the size of the reductions are extremely small and are not likely to have a material impact on the Company's overall cost of merchandise. Finally, new rules of origin took effect on July 1, 1996 whereby the country in which the garment is assembled is deemed the country of origin instead of the country in which the fabric is cut. The biggest impact of the rule change has been on garments produced in China, which assembles large quantities of apparel cut in nearby countries such as Macao, Singapore and Taiwan. Approximately 16.8% of the Company's garments were produced in China, Hong Kong, and Macao in fiscal 1999. The Company does not expect a significant disruption in its garment purchases as a result of the country of origin rule change.

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

BACKLOG

     At August 31, 1999 and August 31, 1998, the Company had unfilled customer orders of $15.7 million, with such orders generally scheduled for delivery by January 2000 and 1999, respectively. These amounts include both confirmed orders and unconfirmed orders which the Company believes, based on industry practice and past experience, will be confirmed. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at August 31, 1999.


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


EMPLOYEES

     As of October 8, l999, the Company had 42 full-time employees, of whom 14 worked in executive, administrative or clerical capacities and 28 worked in sales, design, and production. The Company may also employ temporary personnel on a seasonal basis. None of the Company's employees are represented by a union. The Company considers its working relationships with its employees to be good and has never experienced an interruption of its operations due to any kind of labor dispute.


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

ITEM 2 - PROPERTIES

     The Company leases two showrooms in New York and one in Los Angeles with an aggregate monthly gross rental of approximately $34,000, excluding monthly sublease income of approximately $20,000. The Los Angeles showroom lease expires in July 2000 and the New York leases expire in September 2000 and February 2000. The Company has subleased approximately 80% of the larger New York showroom on substantially the same terms and at the same lease rate as that paid by the Company to the landlord. The Company leases a 30,000 square foot warehouse with administrative offices in San Diego with a monthly lease payment of approximately $17,000. The lease expires in September 2002. The Company may lease additional short-term warehouse space from time to time as needed.


ITEM 3 - LEGAL PROCEEDINGS

     There are no material legal proceedings to which the Company or any of its subsidiaries was a party in the fiscal year ended August 31, 1999.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1999.


                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

     The Company's Common Stock trades on The NASDAQ SmallCap Market under the symbol NICH. The number of record holders of the Common Stock was 132 on November 5, 1999. The Company believes that there are a significant number of beneficial owners of its Common Stock whose shares are held in "street name". The closing sales price of the Common Stock on November 5, 1999 was $3.75 per share.

     The high and low stock closing sale prices, adjusted for a 2-for-1 stock split effective on May 4, 1998, for each fiscal quarter of the last two years were as follows:

                                        HIGH        LOW
          November 30, 1997           3 7/16       2 9/16
          February 28, 1998           3 13/32      2 1/2
          May 31, 1998                3 5/16       2 9/16
          August 31, 1998             3 9/16       2 1/8
          November 30, 1998           3 3/8        2 5/8
          February 28, 1999           3 3/4        2 5/8
          May 31, 1999                3 23/32      2 3/16
          August 31, 1999             4            3 1/4

     On October 29, 1999, the Company announced a special dividend of $.25 per share to be paid on December 1, 1999 to the holders of record as of November 17, 1999. However, the Company has not resumed a quarterly dividend policy.

ITEM 6 - SELECTED FINANCIAL DATA   (In thousands, except per share amounts)

       OPERATING RESULTS:                   1999         1998         1997         1996         1995
       ------------------               ----------------------------------------------------------------
        Net sales (1)                     $ 31,473     $ 31,041     $ 48,414     $ 54,381     $ 83,846
        Cost of goods sold                  23,275       23,776       36,190       40,396       63,274
                                        ----------------------------------------------------------------
                                             8,198        7,265       12,224       13,985       20,572

        Selling, general and
          administrative expenses            7,267        8,437       11,888       12,547       19,795
        Restructuring charge                                                                     1,803
                                        ----------------------------------------------------------------
        Income (loss) from operations          931       (1,172)         336        1,438       (1,026)

        Gain on sale of product lines                                                              563
        Other income                           164          178          151          319          355
        Interest income (expense), net         (44)         190         (167)         (52)          (2)
                                        ----------------------------------------------------------------

        Income (loss) before income
          taxes                              1,051         (804)         320        1,705         (110)
        Provision (benefit) for
          income taxes
                                               410         (807)         125          279         (269)
                                        ----------------------------------------------------------------
        Income before minority
          interest                             641            3          195        1,426          159
        Minority interest                                                                          (55)
                                        ----------------------------------------------------------------
        Net income                        $    641     $      3     $    195     $  1,426     $    214
                                        ================================================================
        Earnings per share:
           Basic                          $    .52     $    .00     $    .08     $    .57     $    .04
                                        ================================================================
           Diluted                        $    .52     $    .00     $    .08     $    .55     $    .04
                                        ================================================================
        Cash dividends per common
           share                          $    .00     $    .00     $    .00     $    .50     $    .00
                                        ================================================================

(1) See Management's Discussion and Analysis on page 10.

       FINANCIAL POSITION:                1999         1998          1997         1996         1995
       -------------------            ----------------------------------------------------------------
          Cash and cash equivalents     $    201     $  1,338      $    955     $  2,197     $ 10,485
          Receivables                      3,302        5,435         7,029        6,484       10,719
          Income taxes receivable             --            5            41          261          459
          Inventories                      4,553        5,340         4,272        7,044        6,680
          Total current assets             8,993       12,595        13,886       17,568       29,971
          Total assets                     9,786       13,782        15,079       18,179       30,966


          Accounts payable and
             accrued expenses              2,954        3,211         2,377        5,359        8,433
          Total current liabilities        2,954        3,211         2,377        5,359        8,433

          Shareholders' equity             6,832       10,571        11,681       11,724       21,437

        Other Financial Information:
        ----------------------------

        Profitability:
          Gross margin                      26.0%        23.4%         25.2%        25.7%        24.5%
          Operating margin (deficit)         3.0%        (3.8%)          .7%         2.6%        (1.2%)
          Net income as percent
             of net sales                    2.0%          --            .4%         2.6%          .3%

        Liquidity:
          Current ratio                     3.04         3.92          5.84         3.28         3.55
          Working capital               $  6,039     $  9,384      $ 11,509     $ 12,209     $ 21,538

        Share data:
          Weighted average number of
             common shares (000's):
             Basic                         1,226        2,218         2,420        2,421        4,954
             Diluted                       1,226        2,203         2,536        2,491        4,954
          Number of common shares
             outstanding at year end       1,065        2,012         2,344        2,420        4,796

ITEM 7 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEARS ENDED AUGUST 31, 1999 AND 1998

     Net sales for the fiscal year ended August 31, 1999 increased approximately $432,000 or 1.4% compared to the fiscal year ended August 31, 1998. The increase was due primarily to an increase in private label sleepwear sales which offset the effect of the discontinuance of the activewear product line in fiscal year 1998 and a decrease in sales of the western wear product line in the fourth quarter of fiscal year 1999.

     Gross margins increased from 23.4% for the fiscal year ended August 31, 1998 to 26.0% for the fiscal year ended August 31, 1999. This increase was the result of private label sleepwear customers selecting more fashionable styles with higher gross margins for shipment during the fourth quarter and significantly improved inventory control in all product lines resulting in fewer goods being sold off-price. Improving inventory control results in less excess inventory or aged goods, which generally have to be sold off-price.

     The Company's product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margins are likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

     Selling, general and administrative expenses decreased in dollar amount from $8.4 million in fiscal 1998 to $7.3 million in fiscal 1999, and decreased as a percent of net sales (27.2% in fiscal 1998 to 23.1% in fiscal 1999). The decrease in dollar amount and percentage of sales was due to the Company's reductions in certain expenses, primarily salaries and commissions.

           Interest expense increased in the current year due to a nonrecurring assessment imposed in fiscal year 1999 by the California Franchise Tax Board in connection with the audit of the Company's federal tax returns for fiscal years 1992 through 1994. The audit has been completed and the Company has paid all taxes, penalties, and interest owing as of February 1999. Interest income decreased in fiscal 1999 due to payments received on the purchase agreement for the dress product line effective September 1, 1998.

YEARS ENDED AUGUST 31, 1998 AND 1997

     Net sales for the fiscal year ended August 31, 1998 decreased approximately $17.0 million (35.9%) compared to the fiscal year ended August 31, 1997. The decrease was due primarily to the sale of the dress product line which took place effective September 1, 1997 and the discontinuance of the activewear product line January 1998. These product lines contributed approximately $14.0 million to net sales in the fiscal year ended August 31,1997.

     Gross margins decreased from 25.2% for the fiscal year ended August 31, 1997 to 23.4% for the fiscal year ended August 31, 1998. The sale of the dress product line, the discontinuance of the activewear product line, and the reduced profit margins in the sleepwear product line contributed to the decrease in gross margins by .3%, .7%, and .8% respectively.

     Selling, general and administrative expenses decreased in dollar amount from $11.9 million in fiscal 1997 to $8.4 million in fiscal 1998, but increased as a percent of net sales (24.5% in fiscal 1997 and 27.2% in fiscal 1998). The decrease in dollar amount was due to the Company's reduction in certain expenses, such as salaries and commissions, associated with restructuring. The increase as a percentage of sales is due to the loss in sales volume.

     Interest expense increased in fiscal 1998 due to a nonrecurring assessment imposed in fiscal 1997 by the Internal Revenue Service in connection with the audit of the Company's federal tax returns for fiscal years 1992 through 1994. The audit has been completed and the Company has paid all taxes, penalties, and interest owing as of October 31, 1997. Interest income decreased in fiscal 1998 due to payments received on the purchase agreement for the dress product line effective September 1, 1998.

     The Company's benefit for income taxes of $807,000 is primarily a result of the merger of Body Drama, Inc. into Nitches, Inc. as of August 31, 1998. A deferred tax liability relating to the gain recognized in connection with a sale of stock in an initial offering of Body Drama in 1991 was eliminated and a deferred tax benefit was recorded.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital of $6.0 million at August 31, 1999 decreased from the August 31, 1998 level of $9.4 million, while the Company's current ratio decreased from 3.92:1 at August 31, 1998 to 3.04:1 at August 31, 1999. The principal reason for the decrease in working capital and in current ratio was the Company's stock repurchases aggregating to $4.5 million during the fiscal year.

     On October 21, 1998, the Company purchased and retired approximately 1,050,000 shares of its outstanding common stock for $4 per share in connection with a self-tender offer. The total cost of the transaction was approximately $4.3 million. Additionally, the Company purchased, as part of its ongoing stock repurchase program, approximately 60,000 shares at an average price of $3.22 per share.

           Effective October 1, 1998, the Company entered into new agreements with Congress Talcott Corporation West ("Congress"), including a Discount Factoring Agreement, Addendum to Discount Factoring Agreement, Trade Financing Agreement, Inventory Security Agreement, Financial Covenant Agreement and Agreement to Issue Letter of Credit Guaranties (collectively, the "Discount Factoring Agreement"). Effective March 31, 1999, the assets of the Congress factoring business were purchased by the CIT Group/Commercial Services, Inc. ("CIT"). The Company sells substantially all of its trade receivables to CIT on a pre-approved, non-recourse basis. The Company attempts to make the shipments for non-factored customer sales on a COD basis or ensure that the customers' payments are backed by a commercial or standby letter of credit issued by the customer's bank. The amount of the Company's receivables which were recourse and were not made on a COD basis or supported by commercial or standby letters of credit at August 31, 1999 was approximately $313,000 of which approximately $256,000 has been collected through November 5, 1999.

           Payment for non-recourse factored receivables is made at the time customers make payment to CIT or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date. Under the Discount Factoring Agreement, the company can request advances in anticipation of customer collections at CIT's prime rate (currently 8.25%) less one-half percent, and open letters of credit through CIT. The amount of borrowings by the Company, including a portion of outstanding letters of credit, are limited to certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company. Borrowings are collateralized by all of the assets of the Company as well as a $1 million guaranty by the Company's president, Mr. Wyandt. At August 31, 1999, the Company had outstanding letters of credit of approximately $5.9 million for the purchase of finished goods, which had been opened, through CIT. Under the Discount Factoring Agreement, the Company is required to maintain $5 million of net worth and $5 million of working capital. The Discount Factoring Agreement can be terminated by CIT on 60-days prior written notice.

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

OTHER INFORMATION

INVENTORY

     In its ordinary course of operations, the Company generally makes some sales below its normal selling prices or below cost. Based on prior experience, management believes this will be true for some inventory held or acquired after August 31, 1999. The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

     The Company's inventory decreased from $5.3 million at August 31, 1998 to $5.0 million at August 31, 1999. The Company has established an inventory markdown reserve as of August 31, 1999, which management believes will be sufficient for current inventory that is expected to be sold below cost in the future. There can be no assurance that the Company will realize its expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of August 31, 1999 for which customer sales orders have not yet been received. The inventory markdown reserve is calculated based on specific identification of aged goods and styles that are slow moving or selling off-price.


IMPACT OF EXCHANGE RATES

     While the Company purchased over 90% of its products from foreign manufacturers in fiscal 1999, all of its purchases are denominated in United States dollars. Because the Company's products are sold primarily in the United States, in dollar denominated transactions, the Company does not engage in hedging or other arbitrage to reduce currency risk. A prolonged increase in the value of the dollar versus foreign currencies could enhance the Company's purchasing power for new purchase orders and reduce its cost of goods sold. Conversely, a prolonged decrease in the value of the dollar relative to foreign currencies could result in an increase in the Company's cost of manufacturing for new purchase orders and costs of goods sold.


IMPACT OF INFLATION AND DEFLATION

     Management does not believe that inflation has had any material impact upon the Company's revenues or income from operations to date. However, continued deflation in women's clothing prices may put pressure on gross margins in the future. Resistance on the part of the consumer to increases in prices and the increasing fabric and labor costs may lead to an increased cost of goods on a percentage basis.


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

           The Company also faces risk from the Year 2000 issues affecting its suppliers, customers and service providers. This risk can stem from the general issue of those entities' ability to conduct their business, as well as the specific issue of communication and integration issued between the Company's computer systems and those entities' systems. Manufacturers of clothing may be experiencing power interruptions or the failure of computerized machinery or machinery with embedded logic as a result of the Year 2000 issue. Management believes that the risk associated with such problems can be remediated by moving production to alternate suppliers who are not adversely affected, but there can be no assurance of their availability or that the change will not result in an interruption in service or an increase in cost resulting in reduced profitability. The Company receives electronic purchase orders from certain large customers. In the event that the system for delivering electronic purchase orders were to fail, the customers would have to return to paper purchase orders and the Company may experience some interruption in the placement of orders for merchandise.

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

           The Company has initiated communications with all of its key customers and suppliers to determine the extent to which the Company is vulnerable based upon those third parties' failure to remediate their own year 2000 issues. The Company has completed testing with those third parties (exchanges of critical information such as orders, purchases, invoices, fund transfers, et al.). Part of the process is to provide mutual contingency plans. Formal contingency plans covering approximately 90% of the Company's backlog will be in place as of December 31, 1999; however, at this time, there can be no assurance that the systems of other companies on which the Company relies will be converted on a timely basis and would not have material adverse effect on the Company.

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

ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         NITCHES, INC. AND SUBSIDIARIES

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS FILED WITH
                  THE ANNUAL REPORT OF THE COMPANY ON FORM 10-K



                                                                                                           PAGE
                                                                                                           -----
Independent Auditor's Report                                                                                15

Consolidated Balance Sheets at August 31, 1999 and 1998                                                     16

Consolidated Statements of Income for the years ended August 31, 1999, 1998 and 1997                        17

Consolidated Statements of Shareholders' Equity for the years ended August 31, 1999, 1998 and 1997          18

Consolidated Statements of Cash Flows for the years ended August 31, 1999, 1998 and 1997                    19

Notes to consolidated financial statements                                                                  20

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors and Shareholders
Nitches, Inc.
San Diego, California

     We have audited the accompanying consolidated balance sheets of Nitches, Inc. and subsidiaries as of August 31, 1999 and 1998 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended August 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nitches, Inc. and subsidiaries as of August 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 1999 in conformity with generally accepted accounting principles.


Moss Adams LLP

Los Angeles, California
October 15, 1999

                         NITCHES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                                                             August 31,
                                                                    ----------------------------
                                                                        1999             1998
                                                                    -----------      -----------
Current assets:
  Cash and cash equivalents                                         $   201,000      $ 1,338,000
  Receivables:
    Trade accounts, less allowances ($374,000 in 1999
     and $275,000 in 1998)                                            3,267,000        5,306,000
    Income taxes receivable                                                  --            5,000
    Due from affiliates and employees                                    35,000          124,000
                                                                    -----------      -----------
                                                                      3,302,000        5,435,000

  Inventories, net                                                    4,553,000        5,340,000
  Deferred income taxes                                                 347,000          323,000
  Other current assets                                                  590,000          159,000
                                                                    -----------      -----------
        Total current assets                                          8,993,000       12,595,000

Furniture, fixtures and equipment, net                                   83,000          137,000
Deferred income taxes                                                   647,000          987,000
Other assets                                                             63,000           63,000
                                                                    -----------      -----------
                                                                    $ 9,786,000      $13,782,000
                                                                    ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Accounts payable                                                  $ 2,610,000      $ 2,283,000
  Accrued expenses                                                      344,000          928,000
                                                                    -----------      -----------
      Total current liabilities                                       2,954,000        3,211,000

Shareholders' equity:
  Preferred stock, no par value; 25,000,000 shares authorized, no shares issued or outstanding
  Common stock, no par value; 50,000,000 shares authorized;
      1,064,680 shares in 1999 and 2,012,030 shares in 1998
      issued and outstanding                                            805,000        1,308,000
  Retained earnings                                                   6,027,000        9,263,000
                                                                    -----------      -----------
  Total shareholders' equity                                          6,832,000       10,571,000
                                                                    -----------      -----------
                                                                    $ 9,786,000      $13,782,000
                                                                    ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         NITCHES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                                        YEAR ENDED AUGUST 31,
                                          --------------------------------------------------
                                              1999               1998               1997
                                          ------------       ------------       ------------
Net sales                                 $ 31,473,000       $ 31,041,000       $ 48,414,000

Cost of goods sold                          23,275,000         23,776,000         36,190,000
                                          ------------       ------------       ------------

Gross profit                                 8,198,000          7,265,000         12,224,000

  Selling, general
    and administrative expenses              7,267,000          8,437,000         11,888,000
                                          ------------       ------------       ------------

Income (loss) from operations                  931,000         (1,172,000)           336,000

Other income                                   164,000            178,000            151,000
Interest income (expense), net                 (44,000)           190,000           (167,000)
                                          ------------       ------------       ------------

Income (loss) before income taxes            1,051,000           (804,000)           320,000

Provision (benefit) for income taxes           410,000           (807,000)           125,000
                                          ------------       ------------       ------------

Net income                                $    641,000       $      3,000       $    195,000
                                          ============       ============       ============

Earnings per share:
  Basic and diluted                       $        .52       $        .00       $        .08
                                          ============       ============       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         NITCHES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                             COMMON STOCK                                TOTAL
                                      --------------------------       RETAINED       SHAREHOLDERS'
                                       SHARES          AMOUNT          EARNINGS          EQUITY
                                      ---------     ------------     ------------     ------------
Balance, August 31, 1996              1,210,296     $  2,659,000     $  9,065,000     $ 11,724,000

  Net income                                                              195,000          195,000


  Purchases and retirement
    of subsidiary shares                                  (1,000)                           (1,000)

  Purchases and retirement              (37,700)        (237,000)                         (237,000)
    of common stock
                                   ------------     ------------     ------------     ------------
Balance, August 31, 1997              1,172,596        2,421,000        9,260,000       11,681,000

  Net income                                                                3,000            3,000

  Purchases and retirement
    of common stock                    (166,581)      (1,113,000)                       (1,113,000)

  Effect of 2 for 1 stock split       1,006,015
                                   ------------     ------------     ------------     ------------
Balance, August 31, 1998              2,012,030        1,308,000        9,263,000       10,571,000

  Net income                                                              641,000          641,000

  Options exercised, including
     income tax benefit                 162,500          164,000                           164,000

  Purchases and retirement
    of common stock                  (1,109,850)        (667,000)      (3,877,000)      (4,544,000)
                                   ------------     ------------     ------------     ------------

Balance, August 31, 1999              1,064,680     $    805,000     $  6,027,000     $  6,832,000
                                   ============     ============     ============     ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         NITCHES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                     YEAR ENDED AUGUST 31,
                                                           -------------------------------------------
                                                               1999            1998            1997
                                                           -----------     -----------     -----------
Cash flows from operating activities:
    Net income                                             $   641,000     $     3,000     $   195,000
    Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation and amortization                        91,000         200,000         288,000
           Loss on disposal of fixed assets                         --          16,000              --
           (Increase) decrease in trade receivables          2,039,000       1,600,000        (824,000)
           Decrease in income taxes receivable                   5,000          36,000         220,000
           (Increase) decrease in inventories                  787,000      (1,068,000)      2,773,000
           (Increase) decrease in deferred income taxes        480,000        (863,000)        (43,000)
           (Increase) decrease in other current assets        (342,000)        659,000        (460,000)
           (Increase) decrease in other assets                      --         162,000         (96,000)
           Increase (decrease) in accounts payable
              and accrued expenses                            (257,000)        833,000      (1,772,000)
                                                           -----------     -----------     -----------
   Net cash provided by operating activities                 3,444,000       1,578,000         281,000
                                                           -----------     -----------     -----------

Cash flows from investing activities:
   Purchases of furniture, fixtures and equipment              (37,000)        (82,000)        (75,000)
                                                           -----------     -----------     -----------
    Net cash used by investing activities                      (37,000)        (82,000)        (75,000)
                                                           -----------     -----------     -----------

Cash flows from financing activities:
    Dividends paid                                                  --              --      (1,210,000)
    Purchases and retirement of common stock                (4,544,000)     (1,113,000)       (237,000)
    Purchases and retirement of subsidiary shares                   --              --          (1,000)
                                                           -----------     -----------     -----------
    Net cash used by financing activities                   (4,544,000)     (1,113,000)     (1,448,000)
                                                           -----------     -----------     -----------

Net increase (decrease) in cash and cash equivalents        (1,137,000)        383,000      (1,242,000)
Cash and cash equivalents at beginning of year               1,338,000         955,000       2,197,000
                                                           -----------     -----------     -----------
Cash and cash equivalents at end of year                   $   201,000     $ 1,338,000     $   955,000
                                                           ===========     ===========     ===========

Supplemental disclosures of cash flow information:
     Cash paid during the year:
     Interest                                              $   263,000     $    94,000     $    97,000
                                                           ===========     ===========     ===========
     Income taxes                                          $    23,000     $    57,000     $    96,000
                                                           ===========     ===========     ===========
Non-cash activities:
     Deferred tax benefit for exercise of stock options    $   164,000     $        --     $        --
                                                           ===========     ===========     ===========


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

     The weighted average number of common shares and common share equivalents outstanding for basic and diluted earnings per share was 1,225,914 for fiscal 1999; 2,218,479 and 2,202,837 respectively, for fiscal 1998; 2,419,559 and
2,535,972 respectively, for fiscal 1997.

Revenue Recognition:

     The Company recognizes revenue as of the date merchandise is shipped to its customers.

Income Taxes:

     The Company records income taxes using an asset and liability method. Under this method, deferred Federal and state income tax assets and liabilities are provided for temporary differences between the financial reporting basis and the tax reporting basis of the consolidated assets and liabilities. Income taxes are further explained in Note 8.

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

Recently issued accounting pronouncements:

      In February 1998, the Financial Accounting Standards Board (FASB) also issued statement No. 132 (SFAS 132), "Employers Disclosures about Pension and Other Post Retirement Benefits." This pronouncement revises the requirements for disclosure made by employers pertaining to pension plans and other post retirement benefits. SFAS 132 will be effective for the Company in fiscal 2000. Management believes this pronouncement will not have a material effect on the Company's financial statements.

     In June 1998, the FASB also issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 will be effective for the Company in fiscal 2000. Management believes this pronouncement will not have a material effect on the Company's financial statements.

                         NITCHES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



3.   INVENTORIES

                                                                    AUGUST 31,
                                                            --------------------------
                                                               1999            1998
                                                            ----------      ----------
        Fabric and trim                                     $   76,000      $  417,000
        Finished goods                                       4,477,000       4,923,000
                                                            ----------      ----------
                                                            $4,553,000      $5,340,000
                                                            ==========      ==========

4.  FURNITURE, FIXTURES AND EQUIPMENT

                                                                    AUGUST 31,
                                                            --------------------------
                                                               1999            1998
                                                            ----------      ----------
        Leasehold improvements                              $  259,000      $  259,000
        Computer equipment                                     282,000         258,000
        Vehicles                                                46,000          46,000
        Furniture, fixtures and other equipment                 48,000          39,000
                                                            ----------      ----------
                                                               635,000         602,000
        Less accumulated depreciation and amortization         552,000         465,000
                                                            ----------      ----------
                                                            $   83,000      $  137,000
                                                            ==========      ==========

5.  TRADE ACCOUNTS

     Pursuant to the terms of an agreement between Nitches and a factor, Nitches sells a majority of its trade accounts receivable to a factor on a pre-approved, non-recourse basis. The Company may request advances in anticipation of customer collections and open letters of credit through the factor, all of which are collateralized by all of the Company's assets. Outstanding advances are charged interest at the factor's prime rate less one half percent. Advances and contingent liabilities for irrevocable letters of credit outstanding are as follows:

                                                                       August 31,        August 31,
                                                                          1999              1998
                                                                      -----------       -----------
        Receivables assigned to factor:
           Non-recourse                                               $ 4,487,000       $ 4,814,000
           Recourse                                                        36,000           707,000
           Advances from factor                                        (1,166,000)         (276,000)
                                                                      -----------       -----------
              Due from factor                                           3,357,000         5,245,000
        Nonfactored accounts receivable                                   284,000           336,000
        Allowance for customer credits and doubtful accounts             (374,000)         (275,000)
                                                                      -----------       -----------
                                                                      $ 3,267,000       $ 5,306,000
                                                                      ===========       ===========

        Contingent liabilities for irrevocable letters of credit      $ 5,885,000       $ 6,313,000
                                                                      ===========       ===========

  The factoring agreement allows the Company to borrow up to $15,000,000, limited by certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company. Outstanding borrowings are collateralized by accounts receivable and inventories. The President has provided a $1,000,000 personal guarantee in connection with the factoring arrangement.

                         NITCHES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



6.    OTHER CURRENT ASSETS

     Other current assets at August 31, 1999 included an unsecured non-interest bearing working capital advance, due on demand, of $420,000 to an unrelated apparel company.

7.   ACCRUED EXPENSES

                                                          AUGUST 31,
                                                    ----------------------
                                                      1999          1998
                                                    --------      --------
        Accrued bonuses, commissions and other
           payroll related expenses                 $344,000      $422,000
        Payable to licensee                               --       506,000
                                                    --------      --------
                                                    $344,000      $928,000
                                                    ========      ========

8.  INCOME TAXES

     The components of the provision for income taxes are as follows:

                                               YEAR ENDED AUGUST 31,
                                     -----------------------------------------
                                        1999            1998            1997
                                     ---------       ---------       ---------
        Current:
            Federal                  $ 393,000              --       $(162,000)
            State                      100,000       $  (1,000)        (29,000)
                                     ---------       ---------       ---------
                                       493,000          (1,000)       (191,000)
                                     ---------       ---------       ---------
        Deferred:
            Federal                    348,000        (685,000)        268,000
            State                       62,000        (121,000)         48,000
                                     ---------       ---------       ---------
                                       410,000        (806,000)        316,000
            NOL utilized              (493,000)             --              --
                                     ---------       ---------       ---------
                                       (83,000)       (806,000)        316,000
                                     ---------       ---------       ---------
            Provision (benefit)      $ 410,000       $(807,000)      $ 125,000
                                     =========       =========       =========

    Net deferred income tax assets at August 31, 1999 and 1998 consist of the tax effects of temporary differences related to the following:

                                                         AUGUST 31,
                                                  ----------------------
                                                    1999          1998
                                                  --------      --------
        Current deferred assets:
           Inventories                            $139,000      $134,000
           Sales returns and doubtful
              account reserves                     149,000       123,000
           Accrued vacation and bonuses             59,000        59,000
           Other items                                  --         7,000
                                                  --------      --------
                                                  $347,000      $323,000
                                                  ========      ========

                         NITCHES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



8.  INCOME TAXES (CONTINUED)

                                                    AUGUST 31,
                                          -----------------------------
                                              1999              1998
                                          -----------       -----------
        Non-current assets:
           Tax loss carryforward          $   954,000       $ 1,283,000
           Other                                6,000            17,000
           Less valuation allowance          (313,000)         (313,000)
                                          -----------       -----------
                                          $   647,000       $   987,000
                                          ===========       ===========

     A long term deferred income tax liability at August 31, 1997 related to the gain recognized for financial statement purposes in connection with a sale of stock and initial stock offering of Body Drama in 1991. As a result of the merger of Body Drama, Inc. into Nitches, Inc. as of August 31, 1998, a deferred tax liability was eliminated and a deferred tax benefit was recorded.

     The Company has a federal consolidated net operating loss carryforward of approximately $2.4 million which expires between 2014 and 2017. This federal tax loss may be utilized by Nitches, Inc. but not its foreign subsidiaries. The Company also has a consolidated state net operating loss carryforward of approximately $1.7 million which expires between 2000 and 2004.

     Differences between the statutory Federal income tax rate and the effective tax rate as a percentage of pre-tax income are as follows:

                                                   YEAR ENDED AUGUST 31,
                                             ---------------------------------
                                               1999        1998         1997
                                             ---------------------------------
        Statutory rate                         34.0%       (34.0)%      34.0%
        State income taxes, net of              6.1%        (2.9)%       6.1%
           Federal benefit
        Merger of subsidiary, net                --        (75.7)%        --
        Change in valuation
           allowance                             --          6.3%         --
        Foreign subsidiaries tax effect          --           .8%        (.9)%
        Nondeductible entertainment
           expenses                             (.4)%        1.4%         --
        Other items                             (.7)%        3.7%        (.2)%
                                             ---------------------------------
        Effective rate                         39.0%      (100.4)%      39.0%
                                             =================================

     In 1999, the Company settled an examination by the California Franchise Tax Board for fiscal years 1992 through 1994. The resulting assessments did not have a material adverse impact on the financial position of the Company.


9.  EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) Savings Plan, whereby employees may make investments in various independent funds and Company stock. The Company may match employee contributions to this Plan on a discretionary basis or contribute on a profit sharing basis. The Company made no matching or profit sharing contributions to this Plan in fiscal 1999, 1998 or 1997.

                         NITCHES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



10. STOCK OPTIONS

Executive Stock Options

     During fiscal 1999, certain directors and officers exercised 346,670 options and received 162,500 shares of common stock. These options were exercised without cash consideration to the Company for a reduced number of shares. The $164,000 charge to common stock in the accompanying financial statements represents the income tax benefit to the Company as a result of these transactions. No stock options are outstanding as of August 31, 1999.

Accounting for Stock Options

     The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost was recognized for the stock option plans. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in fiscal years ended 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                            1999        1998          1997
                                                       ---------------------------------------
        Net earnings - as reported                       $ 641,000    $  3,000     $ 195,000
        Net earnings (loss) - pro forma                  $ 641,000   ($ 53,000)    $ 139,000
        Earnings per basic share - as reported           $     .52    $    .00     $     .08
        Earnings (loss) per basic share - pro forma      $     .52   ($    .02)    $     .06
        Earnings per diluted share - as reported         $     .52    $    .00     $     .08
        Earnings (loss) per diluted share - pro forma    $     .52   ($    .02)    $     .05

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 57.4%; risk-free interest rate of 6.36%; and expected lives of three years. As of August 31, 1999, no options are outstanding.

11.  LEASES

     The Company has lease commitments expiring at various dates through October 2002, principally for real property and equipment. The aggregate minimum rental commitments for future years ending August 31 for all non-cancelable leases having initial or remaining terms of one or more years are as follows:

                        2000            $462,000
                        2001             261,000
                        2002              17,000
                                        --------
                                        $740,000
                                        ========

     In connection with the sale of certain product lines in August 1995 (see
Note 13), the Company subleased a portion of one of its New York showroom facilities. The above schedule of lease commitments excludes sublease income of approximately $20,000 per month.

    The Company's leases for real property are generally subject to rent escalation based on increases in the consumer price or other indices with certain minimum and maximum increases. Rent expense, net of sublease income, was approximately $512,000, $407,000, and $582,000, during fiscal 1999, 1998 and
1997, respectively.

                         NITCHES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



12.  OPERATING SEGMENTS

     The Company's products comprise a single operating segment. No significant assets are maintained outside the United States. Sales are made at a variety of customers throughout the United States. Sales to two separate customers accounted for 28.5% and 13.0%, respectively, of the Company's net sales in the fiscal year ended August 31, 1999. These same two customers accounted for 27.6% and 26.7%, respectively, of the Company's trade receivable balance at August 31, 1999.

      Sales to two customers accounted for 17.9% and 13.8%, respectively, of the Company's net sales in fiscal 1998. One customer accounted for 10.8% of the Company's net sales in fiscal 1997. Three customers accounted for 14.7%, 13.0%, and 11.5%, respectively, of the Company's trade receivable balance at August 31, 1998.


13.  SALE OF PRODUCT LINES

     The Company holds a $600,000 note receivable relating to the sale of product lines in 1995. The Company fully reserved the note and is accounting for it on a cost recovery basis, recording income when the buyer makes payments on the note. Interest payments of 4% per year are payable until March 15, 2001, at which time the principal and any unpaid interest are due and payable. Interest income of $24,000 was received during the year ended August 31, 1999.


14.  TENDER OFFERS AND RELATED PARTY TRANSACTIONS

     On October 21, 1998, the Company purchased and retired approximately 1,049,500 shares of its outstanding common stock for $4 per share in connection with a self-tender offer. The total cost of the transaction to the Company was approximately $4,500,000. Cash and cash equivalents, together with proceeds from borrowings under the new factoring agreement were used to purchase the tendered shares. The Company's president subsequently purchased approximately 330,000 shares from its chairman and a director at the $4 per share tender price. Additionally, the Company purchased, as part of its ongoing stock repurchase program, 60,350 shares at an average price of $3.22 per share. The stock repurchase plan authorizes management to make purchases from time to time in the open market or through privately negotiated transactions. The timing of the future repurchases, if any, and the amount of shares will be based on management's ongoing assessment of the Company's working capital requirements and liquidity.

     During fiscal year 1999 the Company rented a 30,000 square foot warehouse and office building from Kuma Sport, Inc., which is 40% owned by a director of Nitches. The Company paid rent of $15,000, on a month-to-month basis, which management believes is consistent with the fair market value of the facility. Nitches also purchased labor and administrative services from Kuma Sport on a monthly basis, as needed, at fair market rates. The Company purchased labor and administrative services from Kuma Sport, Inc. for approximately $674,000 and $1.6 million in the fiscal years ending August 31, 1999 and 1998, respectively.


15.  EMPLOYMENT AGREEMENTS

     The Company has an Employment Agreement expiring August 31, 2001 with its President. The annual base salary through January 1, 2001, excluding bonuses and employee benefits, is $250,000. In the event that the President is terminated without cause prior to the expiration of the Employment Agreement, he will receive the salary remaining through the end of the term of the Employment Agreement and a continuation of certain employee benefits.

                         NITCHES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



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

17.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended August 31, 1999 and 1998:

                                                            THREE MONTHS ENDED
                                      -----------------------------------------------------------
                                       NOVEMBER 30    FEBRUARY 28          MAY 31      AUGUST 31
                                      -----------------------------------------------------------
                                                (In thousands, except per share amounts)
Fiscal 1999:
    Net sales                              $10,318        $ 5,431         $ 9,059        $ 6,665
    Gross profit                             2,511          1,462           2,415          1,810
    Net income                                 370             38             107            126
    Net income per weighted average
        common share                           .23            .03             .10            .16

Fiscal 1998:
    Net sales                              $ 9,298        $ 5,959         $ 8,483        $ 7,301
    Gross profit                             2,465          1,250           2,016          1,534
    Net income (loss)                           50           (434)             79            308
    Net income (loss) per weighted
        average common share                   .02           (.19)            .02            .15

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


           None.

                                    PART III



ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required as to this Item is incorporated herein by reference from the data under the caption "Information Concerning Nominees, Directors and Executive Officers" in the Proxy Statement ("1999 Proxy Statement") to be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held in December 1999, to be filed with the Commission in November 1999.


ITEM 11 - EXECUTIVE COMPENSATION

     The information required as to this Item is incorporated herein by reference from the data under the captions "Executive Officer Compensation", "Board Compensation Committee Report on Executive Compensation" and "Employment Agreements" in the 1999 Proxy Statement.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required as to this Item is incorporated herein by reference from the data under the caption "Principal Shareholders" in the 1999 Proxy Statement.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required as to this Item is incorporated herein by reference from the data under the caption "Certain Relationships and Related Transactions" in the 1999 Proxy Statement.

                                     PART IV



ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

     1. The following consolidated financial statements of the Registrant are included as part of this report:

     Consolidated Balance Sheets as of August 31, 1999 and 1998;

     Consolidated Statements of Operations for the years ended August 31, 1999, 1998 and 1997;

     Consolidated Statements of Shareholders' Equity for the years ended August 31, 1999, 1998 and 1997;

     Consolidated Statements of Cash Flows for the years ended August 31, 1999, 1998 and 1997;

     Notes to Consolidated Financial Statements; and Independent Auditor Report

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

     3 The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K:

           3.1    Articles of Incorporation of the Company, as amended(5)

           3.2    Bylaws of the Company, as amended(1)

           4      See 3.1 and 3.2, above

           10     Material Contracts:

                  10.3.3 Executive Option Plan adopted October 3, 1989, as amended(7)
                  10.5.12 Lease Agreement between the Company and Broadway and 41st Associates Limited Partnership dated August 17, 1989(2)
                  10.6 Form of Indemnification Agreement for Officers and Directors(5)
                  10.12     Employee Stock Purchase Plan(4)
                  10.28 Management Services Agreement between Company and Body Drama, Inc. dated October 9, 1991(3)
                  10.30 Asset Purchase Agreement and related agreements between the Company and Design and Source Holding Company, Ltd. effective July 1, 1995(8)
                  10.31 Employment Agreement dated May 9, 1995 between the Company and Arjun C. Waney(8)
                  10.32 Employment Agreement dated May 9, 1995 between the Company and Steven P. Wyandt(8)
                  10.33 Employment Agreement dated January 1, 1998 between the Company and Arjun Waney(9)
                  10.34 Employment Agreement dated January 1, 1998 between the Company and Steven P. Wyandt(9)

                  10.35 Documents concerning offer to purchase shares pursuant to a tender offer dated August 18, 1998(9)

                  10.36 Employment agreement dated September 1, 1998 between the Company and Steven P. Wyandt

           11     Computation of earnings per share

                  See Note 2 of Notes to Consolidated Financial Statements

           21     Subsidiaries of the Registrant(4)

           23     Consent of Independent Certified Public Accountants (Moss
                  Adams LLP)

           24 Power of Attorney regarding authority to documents to be filed with the Commission(4)

           27     Financial Data Schedule

(b)  Exhibits and Reports on Form 8-K. None

--------------------------------------------------------------------------------

FOOTNOTES

(1) Incorporated by reference from Registrant's Form 10-K filed on November 23, 1988 for the fiscal year ended August 31, 1988.

(2) Incorporated by reference from Registrant's Form 10-K filed on November 21, 1989 for the fiscal year ended August 31, 1989.

(3) Incorporated by reference from Form S-1 filed on August 26, 1991 by Body Drama, Inc., Commission file number 33-42417, Exhibit 10.2.

(4) Incorporated by reference from Registrant's Form 10-K filed on November 21, 1991 for the fiscal year ended August 31, 1991.

(5) Incorporated by reference from Registrant's Form 10-K filed on November 23, 1992 for the fiscal year ended August 31, 1992.

(6)   Incorporated by reference from Schedule 13E-4 filed on July 20, 1995.

(7) Incorporated by reference from Registrant's Definitive Proxy Statement filed November 13, 1995.

(8) Incorporated by reference from Registrant's Form 10-K filed on November 3, 1995 for the fiscal year ended August 31, 1995.

(9) Incorporated by reference in Schedule 13E-4 filed with the SEC on August 18, 1998 and amendments related thereto.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


Date:  November 12, 1999

NITCHES, INC.



By:  /s/  Steven P. Wyandt
   -----------------------------------
          Steven P. Wyandt, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Steven P. Wyandt                 President, Chief Executive Officer                     November 12, 1999
-------------------------------      (Principal Executive Officer), Chief
Steven P. Wyandt                     Financial Officer (Principal Financial Officer)
                                     and Director

/s/ Arjun C. Waney                   Director                                               November 12, 1999
-------------------------------
Arjun C. Waney


/s/ Eugene B. Price II               Director                                               November 12, 1999
-------------------------------
Eugene B. Price II


/s/ Luther A. Henderson              Director                                               November 12, 1999
-------------------------------
Luther A. Henderson


/s/ William L. Hoese                 Director                                               November 12, 1999
-------------------------------
William L. Hoese

Independent Auditor's Report



To the Board of Directors and Shareholders
Nitches, Inc. and Subsidiaries
San Diego, California


     Our audit of the consolidated financial statements of Nitches, Inc. and Subsidiaries referred to in our report dated October 15, 1999 appearing in item 8 in this Annual Report of Form 10-K also included an audit of the information included in the financial statement schedule listed in item 14(a) of this Form 10-K. In our opinion, the information included in the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



MOSS ADAMS LLP

Los Angeles, California
October 15, 1999


-------------------------------------------------------------------------------

                                                                     SCHEDULE II



                                  NITCHES, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



                                                              Additions
                                                      ------------------------
                                         Balance at    Charged to   Charged to
                                         Beginning     Costs and      Other                  Balance at End
                                          of Year      Expenses      Accounts    Deductions      of Year
                                        ----------    ----------    ---------    ----------  --------------
Year ended August 31, 1997
     Allowance for doubtful accounts    $  425,000    $  882,000                 $  955,000    $  352,000
     Inventory markdown allowance       $  333,000    $  566,000                 $  695,000    $  204,000
     Note receivable reserve            $  950,000            --                 $  350,000    $  600,000

Year ended August 31, 1998
     Allowance for doubtful accounts    $  352,000    $1,292,000                 $1,369,000    $  275,000
     Inventory markdown allowance       $  204,000    $  360,000                 $  434,000    $  130,000
     Note receivable reserve            $  600,000            --                         --    $  600,000

Year ended August 31, 1999
     Allowance for doubtful accounts    $  275,000    $  554,000                 $  455,000    $  374,000
     Inventory markdown allowance       $  130,000    $  229,000                 $  160,000    $  199,000
     Note receivable reserve            $  600,000            --                         --    $  600,000

                                  EXHIBIT INDEX



Exhibit
Number         Exhibit
-------        -------
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

   10.36 Employment Agreement dated September 1, 1998 between the Company and Steven P. Wyandt

   11 Computation of earnings per share. See Note 2 of Notes to Consolidated Financial Statements

  *21          Subsidiaries of the Registrant

   23          Consent of Independent Certified Public Accountants (Moss Adams
               LLP)

  *24 Power of Attorney regarding authority to sign documents to be filed with the Commission

   27          Financial Data Schedule


* Incorporated by reference; see page 29.