Form 10-K405/A
period 1999-08-31
NITCHES INC
filed 1999-11-16
CIK 772263

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                  ANNUAL REPORT

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


SOURCES OF SUPPLY


     Approximately 99% of the garments sold by the Company are manufactured abroad. Contracting with foreign manufacturers enables the Company to take advantage of prevailing lower labor rates, with the consequent ability to produce a quality garment which can be retailed in the popular, value and moderate price ranges. The Company owns 100% of the outstanding capital stock of a Hong Kong corporation which performs production coordination, quality control and sample production services for the Company. No material manufacturing is performed and no significant assets are maintained outside the United States by the Company or its subsidiaries. Furthermore, the Company has production control liaison offices in Sri Lanka, United Arab Emirates, and India.


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
                                                    ========      ========

8.  INCOME TAXES

     The components of the provision for income taxes are as follows:


                                               YEAR ENDED AUGUST 31,
                                     -----------------------------------------
                                        1999            1998            1997
                                     ---------       ---------       ---------
        Current:
            Federal                  $ 333,000              --       $(162,000)
            State                       90,000       $  (1,000)        (29,000)
                                     ---------       ---------       ---------
                                       423,000          (1,000)       (191,000)
                                     ---------       ---------       ---------
        Deferred:
            Federal                    408,000        (685,000)        268,000
            State                       72,000        (121,000)         48,000
                                     ---------       ---------       ---------
                                       480,000        (806,000)        316,000
            NOL utilized              (493,000)             --              --
                                     ---------       ---------       ---------
                                       (13,000)       (806,000)        316,000
                                     ---------       ---------       ---------
            Provision (benefit)      $ 410,000       $(807,000)      $ 125,000
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


Date:  November 15, 1999

NITCHES, INC.



By:  /s/  Steven P. Wyandt
   -----------------------------------
          Steven P. Wyandt, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Steven P. Wyandt                 President, Chief Executive Officer                     November 15, 1999
-------------------------------      (Principal Executive Officer), Chief
Steven P. Wyandt                     Financial Officer (Principal Financial Officer)
                                     and Director

/s/ Arjun C. Waney                   Director                                               November 15, 1999
-------------------------------
Arjun C. Waney


/s/ Eugene B. Price II               Director                                               November 15, 1999
-------------------------------
Eugene B. Price II


/s/ Luther A. Henderson              Director                                               November 15, 1999
-------------------------------
Luther A. Henderson


/s/ William L. Hoese                 Director                                               November 15, 1999
-------------------------------
William L. Hoese