Form 10-Q
period 1999-11-30
NITCHES INC
filed 2000-01-11
CIK 772263

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: NOVEMBER 30, 1999

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

                                                         NAME OF EACH
          TITLE OF EACH CLASS                    EXCHANGE ON WHICH REGISTERED
      Common Stock, no par value                    NASDAQ SmallCap Market

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of January 10, 2000, 1,064,680 shares of the Registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                         NITCHES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                    November 30,       August 31,
                                                                       1999              1999
                                                                    ------------       -----------
                                                                    (Unaudited)
                                     ASSETS
Current assets:
Cash and cash equivalents                                           $   243,000        $   201,000
Receivables:
         Trade accounts,  less allowances                             4,850,000          3,267,000
         Due from affiliates and employees                               31,000             35,000
                                                                    -----------        -----------
                                                                      4,881,000          3,302,000

   Inventories, net                                                   4,626,000          4,553,000
   Deferred income taxes                                                347,000            347,000
   Other current assets                                                 676,000            590,000
                                                                    -----------        -----------
   Total current assets                                              10,773,000          8,993,000

Furniture, fixtures and equipment, net                                   72,000             83,000
Deferred income taxes                                                   647,000            647,000
Other assets                                                             79,000             63,000
                                                                    -----------        -----------
                                                                    $11,571,000        $ 9,786,000
                                                                    ===========        ===========

                        LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Accounts payable                                                 $ 3,661,000        $ 2,610,000
   Accrued expenses                                                     443,000            344,000
   Income taxes payable                                                 343,000                 --
                                                                    -----------        -----------
      Total current liabilities                                       4,447,000          2,954,000

Shareholders' equity:
    Common stock, no par value,
      50,000,000 shares authorized;
      issued and outstanding (1,064,680 at
      November 30, 1999 and 1,064,680 at August 31,1999)                805,000            805,000
    Retained earnings                                                 6,319,000          6,027,000
                                                                    -----------        -----------
     Total shareholders' equity                                       7,124,000          6,832,000
                                                                    -----------        -----------
                                                                    $11,571,000        $ 9,786,000
                                                                    ===========        ===========

                         NITCHES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three months ended November 30,
                                                          ---------------------------------
                                                              1999                 1998
                                                          ------------         ------------
          Net sales                                       $ 11,527,000         $ 10,318,000

          Cost of goods sold                                 8,657,000            7,807,000
                                                          ------------         ------------
          Gross profit                                       2,870,000            2,511,000

          Expenses:

               Selling, general and administrative           1,913,000            1,931,000
                                                          ------------         ------------

          Income from operations                               957,000              580,000

          Interest income (expense), net                       (28,000)              26,000
                                                          ------------         ------------

          Income before income taxes                           914,000              606,000

          Provision for income taxes                           356,000              236,000
                                                          ------------         ------------
          Net income                                      $    558,000         $    370,000
                                                          ============         ============
          Earning per basic and diluted share:            $        .52         $        .23
                                                          ============         ============
          Weighted average number of basic shares
             Outstanding                                     1,064,680            1,621,137
                                                          ============         ============
          Weighted average number of diluted
             shares Outstanding                              1,064,680            1,621,137
                                                          ============         ============

                         NITCHES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                               Three months ended November 30,
                                                               -------------------------------
                                                                  1999                1998
                                                               -----------         -----------
     Net cash used by operating activities                     $(1,220,000)        $  (904,000)

     Cash flows from investing activities:
        Capital expenditures                                            --             (14,000)
                                                               -----------         -----------
        Net cash used by investing activities                           --             (14,000)
                                                               -----------         -----------

     Cash flows from financing activities:
       Advances                                                  1,528,000           4,334,000
       Purchases and retirement of common stock                                     (4,304,000)
       Dividend                                                   (266,000)                 --
                                                               -----------         -----------
       Net cash provided by financing activities                 1,262,000              30,000
                                                               -----------         -----------

     Net  increase (decrease) in cash and cash
     equivalents                                                    42,000            (888,000)

     Cash and cash equivalents at beginning of period              201,000           1,338,000
                                                               -----------         -----------
     Cash and cash equivalents at end of period                    243,000         $   450,000
                                                               ===========         ===========

     Supplemental disclosures of cash flow information:
           Cash paid during the period:
                  Interest                                     $    38,000         $    39,040
                  Income taxes                                      32,000                  --

                         NITCHES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1. Nitches, Inc. (the "Company") is a wholesale importer and distributor primarily of women's clothing manufactured to its specifications and distributed in the United States under Company brand labels and private retailer labels.

2. Condensed Financial Statements:

        The consolidated balance sheet as of November 30,1999, and the consolidated statements of operations and the condensed consolidated cash flow statements for the three months ended November 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at November 30,1999 and for all periods presented have been made. The results of operations for the periods ended November 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 1999 annual report.

3. Earnings Per share:

        At November 30, 1999, there were no stock options or other such financial instruments outstanding and therefore there is no dilutive effect to the weighted average number of shares outstanding.

4. Inventories:

                      November 30,      August 31,
                          1999             1999
                      ------------      ----------
Fabric and Trims          355,000           76,000
Finished Goods          4,271,000        4,477,000
                        ---------        ---------
                        4,626,000        4,553,000
                        =========        =========


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

                         NITCHES, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statement (continued)

5. Trade accounts (continued):

                                                         November 30,       August 31,
                                                             1999              1999
                                                         ------------       ----------
Receivables assigned to factor:
   Nonrecourse                                             6,465,000          4,487,000
   Recourse                                                  146,000             36,000
   Advances from factor                                   (1,528,000)        (1,166,000)
                                                          ----------         ----------
   Due from factor                                         5,083,000          3,357,000
Nonfactored accounts receivable                              134,000            284,000
Allowance for customer credits and doubtful accounts        (367,000)          (374,000)
                                                          ----------         ----------
                                                           4,850,000          3,267,000
                                                          ==========         ==========

Contingent liabilities for irrevocable letters credit      4,587,000          5,885,000
                                                          ==========         ==========

        The Company may borrow up to $15,000,000, limited by certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company, under the credit facility, and the President provides a $1,000,000 personal guarantee.

6. Dividend, stock repurchase, and related party transactions:

        The Company announced the distribution of a special dividend of $.25 (twenty five cents) per share, for a total of approximately $266,000, to the shareholders of record as of November 17, 1999 and to be paid December 1, 1999.

        On October 21, 1998, the Company purchased and retired approximately 1,049,500 shares of its outstanding common stock for $4 per share in connection with a self-tender offer. Additionally, during the third quarter of fiscal year 1999, the Company purchased, as part of its ongoing stock repurchase program, 60,350 shares at an average price of $3.22 per share. The total cost of the transactions to the Company was approximately $4,500,000. The stock repurchase plan authorizes management to make purchases from time to time in the open market or through privately negotiated transactions. The timing of the future repurchases, if any, and the amount of shares will be based on management's ongoing assessment of the Company's working capital requirements and liquidity.

        The Company purchases labor and administrative services, as needed, at fair market rates, from Kuma Sport, Inc. which is 40% owned by a director of Nitches. The Company purchased labor and administrative services from Kuma Sport, Inc. for $181,000 in the first quarter of fiscal 2000.

7. Significant Customers:

        Sales to two customers accounted for 46.3% and 17.1%, respectively, of the Company's net sales in the quarter ended November 30, 1999. Three customers accounted for 29.6%, 25.4%, and 13%, respectively, of the Company's net sales in the quarter ended November 30, 1998.

        Three customers accounted for 48.1%, 13.1%, and 8.1%, respectively, of the Company's trade receivable balance at November 30, 1999.

                         NITCHES, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statement (continued)

8. Contingency

        Management has completed a program to prepare the Company's computer systems and applications for the year 2000. The Company has incurred internal staff costs and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. Certain internal applications have been modified and tested and conversion of system applications has been completed. The Company has assessed its vendors, customers and other third parties as to their year 2000 compliance; contingency plans have been prepared.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

        Net sales for the three months ended November 30, 1999 increased approximately $1,209,000, or 11.7%, as compared to the three months ended November 30, 1998. This increase is primarily attributable to the Company's increase in private label sales in the sleepwear product line which accounted for over fifty percent of the sales for the quarter to major customers such as JCPenney, Mervyn's, and Sears. Private label sales are the result of a joint product development effort and the use of the retailers' label on the product.

        The gross margin for the first quarter of fiscal 2000 was 24.9% compared to 24.3% reported for the first quarter of last year. The Company's product mix is constantly changing to reflect the changing seasons and fashion trends. Consequently, gross margins are likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same quarter of prior fiscal years.

        Selling, general and administrative expenses remained at $1.9 million for the current quarter compared to the first quarter of last year and decreased as a percent of sales from 18.7% for the first quarter of last year to 16.6% for the current quarter. The decrease as a percentage of sales reflects the Company's increased sales volume without a corresponding increase in overhead.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's working capital of $6.3 million at November 30, 1999 increased from the August 31, 1999 level of $6.0 million, while the Company's current ratio decreased from 3.04:1 at August 31, 1999 to 2.42:1 at November 30, 1999.

        The Company announced the distribution of a special dividend of $.25 (twenty five cents) per share, for a total of approximately $266,000, to the shareholders of record as of November 17, 1999 and to be paid December 1, 1999.

        Effective October 1, 1998, the Company entered into new agreements with Congress Talcott Corporation West ("Congress"), including a Discount Factoring Agreement, Addendum to Discount Factoring Agreement, Trade Financing Agreement, Inventory Security Agreement, Financial Covenant Agreement and Agreement to Issue Letter of Credit Guaranties (collectively, the "Discount Factoring Agreement"). Effective March 31, 1999, the assets of the Congress factoring business were purchased by the CIT Group/Commercial Services, Inc. ("CIT"). The Company sells substantially all of its trade receivables to CIT on a pre-approved, non-recourse basis. The Company attempts to make the shipments for non-factored customer sales on a COD basis or ensure that the customers' payments are backed by a commercial or standby letter of credit issued by the customer's bank. The amount of the Company's receivables which were recourse and were not made on a COD basis or supported by commercial or standby letters of credit at November 30, 1999 was approximately $270,000 of which approximately $148,000 has been collected through January 10, 2000.

        Payment for non-recourse factored receivables is made at the time customers make payment to CIT or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date. Under the Discount Factoring Agreement, the Company can request advances in anticipation of customer collections at CIT's prime rate (currently 8.5%) less one-half percent, and open letters of credit through CIT. The amount of borrowings by the Company, including a portion of outstanding letters of credit, are limited to certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company. Borrowings are collateralized by all of the assets of the Company as well as a $1 million guaranty of the Company's president, Mr. Wyandt. At November 30, 1999, the Company had outstanding letters of credit of approximately $4.6 million for the purchase of finished goods, which had been opened through CIT. Under the Discount Factoring Agreement, the Company is required to maintain $5 million of net worth and $5 million of working capital. The Discount Factoring Agreement can be terminated by CIT on 60-days prior written notice.

INVENTORY

        In its ordinary course of operations, the Company generally makes some sales below its normal selling prices or below cost. Based on prior experience, management believes this will be true for some inventory held or acquired after November 30, 1999. The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

        The Company's inventory decreased from $5.0 million at August 31, 1999 to $4.6 million at November 30, 1999. The Company has established an inventory markdown reserve as of November 30, 1999, which management believes will be sufficient for current inventory that is expected to be sold below cost in the future. There can be no assurance that the Company will realize its expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of November 30, 1999 for which customer sales orders have not yet been received.

BACKLOG

        At November 30, 1999, the Company had unfilled customer orders of $14.5 million compared to $13.5 million of unfilled customer orders at November 30, 1998, with such orders generally scheduled for delivery by April 2000 and April 1999, respectively. The increase in backlog is primarily attributable to the increase in sales of private label sleepwear. These amounts include both confirmed orders and unconfirmed orders which the Company believes, based on industry practice and past experience, will be confirmed. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at November 30, 1999.

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

IMPACT OF INFLATION AND DEFLATION

        Management does not believe that inflation has had any material impact upon the Company's revenues or income from operations to date. However, continued deflation in women's clothing prices may put pressure on gross margins in fiscal year 2000. The strong resistance on the part of the consumer to increases in price and the increasing fabric and labor costs lead to an increased cost of goods on a percentage basis.

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

        The Company has initiated communications with all of its key customers and suppliers to determine the extent to which the Company is vulnerable based upon those third parties' failure to remediate their own year 2000 issues. The Company has completed testing with those third parties (exchanges of critical information such as orders, purchases, invoices, fund transfers, et al.). Part of this process is to provide mutual contingency plans. Formal contingency plans covering approximately 90% of the Company's backlog were in place as of December 31,1999; however, at this time, there can be no assurance that the systems of other companies on which the Company relies were converted on a timely basis and would not have material adverse effect on the Company.

        As of January 10, 2000, the Company is not aware of any system failures or miscalculations resulting in a disruption of its operations caused by arrival of the Year 2000, or similar adverse effects experienced by its customers or suppliers. The Company continues to monitor for any such failures or disruptions.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        There are no material legal proceedings to which the Company or any of its subsidiaries was a party in the quarter ended November 30, 1999.

Item 6. Exhibits and Reports on Form 8-K

        (a) The following exhibits are filed herewith. Exhibit numbers refer to
Item 601 of Regulation S-K:

        Exhibit No. 27: Financial Data Schedule

(b) There were no reports on Form 8-K during the quarter ended November 30, 1999.

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

                                               NITCHES, INC.
                                       --------------------------------
                                                Registrant

January 10, 2000                    By:      Steven P. Wyandt
                                       --------------------------------
                                             Steven P. Wyandt
                                        As Principal Financial Officer
                                        and on behalf of the Registrant