Form 10-Q
period 2000-02-29
NITCHES INC
filed 2000-04-10
CIK 772263

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: FEBRUARY 29, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 10, 2000, 1,064,680 shares of the Registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                         NITCHES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                    February 29,      August 31,
                                                       2000              1999
                                                    ------------      ----------
                                                    (Unaudited)
                                     ASSETS
Current assets:
Cash and cash equivalents                           $   243,000       $  201,000
Receivables:
   Trade accounts, less allowances                    4,883,000        3,267,000
   Due from affiliates and employees                     25,000           35,000
                                                    -----------       ----------
                                                      4,908,000        3,302,000

   Inventories, net                                   4,368,000        4,553,000
   Deferred income taxes                                347,000          347,000
   Other current assets                                 272,000          590,000
                                                    -----------       ----------
   Total current assets                              10,138,000        8,993,000

Furniture, fixtures and equipment, net                   75,000           83,000
Deferred income taxes                                   647,000          647,000
Other assets                                             79,000           63,000
                                                    -----------       ----------
                                                    $10,939,000       $9,786,000
                                                    ===========       ==========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Accounts payable                                 $ 2,945,000       $2,610,000
   Accrued expenses                                     505,000          344,000
   Income tax payable                                   550,000               --
                                                    -----------       ----------
      Total current liabilities                       4,000,000        2,954,000

Shareholder's equity:
   Common stock, no par value,
     50,000,000 shares authorized; 1,064,680
     shares issued and outstanding                      805,000          805,000
   Retained earnings                                  6,134,000        6,027,000
                                                    -----------       ----------
     Total shareholders' equity                       6,939,000        6,832,000
                                                    -----------       ----------
                                                    $10,939,000       $9,786,000
                                                    ===========       ==========

                         NITCHES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                              Second quarter ended               Six months ended
                                          ----------------------------    ------------------------------
                                          February 29,    February 28,    February 29,      February 28,
                                             2000             1999            2000             1999
                                          ------------    ------------    ------------      ------------
Net sales                                 $ 9,664,000      $5,431,000     $ 21,191,000      $15,749,000

Cost of goods sold                          7,365,000       3,969,000       16,022,000       11,776,000
                                          -----------      ----------     ------------      -----------
Gross profit                                2,299,000       1,462,000        5,169,000        3,973,000

Expenses:

  Selling, general and administrative       1,706,000       1,441,000        3,634,000        3,372,000
                                          -----------      ----------     ------------      -----------

Income from operations                        593,000          21,000        1,535,000          601,000

Interest income (expense)                     (20,000)         42,000          (48,000)          68,000
                                          -----------      ----------     ------------      -----------

Income before income taxes                    573,000          63,000        1,487,000          669,000

Provision for income taxes                    225,000          25,000          582,000          261,000
                                          -----------      ----------     ------------      -----------
Net income                                $   348,000      $   38,000     $    905,000      $   408,000
                                          ===========      ==========     ============      ===========
Basic and diluted earnings per share      $       .33      $      .03     $        .85      $       .30
                                          ===========      ==========     ============      ===========
Weighted average number of basic and
  diluted shares outstanding                1,064,680       1,121,228        1,064,680        1,372,563
                                          ===========      ==========     ============      ===========

                         NITCHES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                            Six Months ended
                                                       ---------------------------
                                                       February 29,   February 28,
                                                          2000            1999
                                                       ------------   ------------
Net cash provided (used) by operating activities        $ 582,000     $(1,239,000)

Cash flows from investing activities:
  Capital expenditures                                    (42,000)        (20,000)
                                                        ---------     -----------
  Net cash used by investing activities                   (42,000)        (20,000)
                                                        ---------     -----------

Cash flows from financing activities:
  Advances                                                300,000       4,463,000
  Dividend                                               (798,000)             --
  Purchases and retirement of common stock                     --      (4,362,000)
                                                        ---------     -----------
  Net cash (used) provided by financing activities       (498,000)        101,000
                                                        ---------     -----------

Net increase (decrease) in cash and cash equivalents       42,000      (1,158,000)

Cash and cash equivalents at beginning of period          201,000       1,338,000
                                                        ---------     -----------
Cash and cash equivalents at end of period              $ 243,000     $   180,000
                                                        =========     ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period:
    Interest                                            $  64,000     $   154,000
    Income taxes                                        $  32,000     $    23,000

                         NITCHES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


1. Nitches, Inc. (the "Company") is a wholesale importer and distributor primarily of women's clothing manufactured to its specifications and distributed in the United States under Company brand labels and private retailer labels.

2.   Condensed Financial Statements:

     The consolidated balance sheet as of February 29, 2000, and the consolidated statements of operations and the condensed consolidated cash flow statements for the periods ended February 29, 2000 and February 28, 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at February 29, 2000 and February 28,1999 and for all periods presented have been made. The results of operations for the periods ended February 29, 2000 and February 28, 1999 are not necessarily indicative of the operating results for the full years.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 1999 annual report.

3.   Earnings Per share:

     At February 29, 2000, there were no stock options or similar instruments outstanding and therefore no dilutive effect to the weighted average number of shares outstanding.

4.   Inventories:

                                        February 29,     August 31,
                                            2000            1999
                                        ------------     ----------
          Fabric and Trims               $  102,000      $   76,000
          Finished Goods                  4,266,000       4,477,000
                                         ----------      ----------
                                         $4,368,000      $4,553,000
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

                         NITCHES, INC. AND SUBSIDIARIES

5.   Trade accounts (continued):

                                                                       February 29,     August 31,
                                                                          2000             1999
                                                                       ------------     -----------
          Receivables assigned to factor:
             Nonrecourse                                               $ 5,416,000      $ 4,487,000
             Recourse                                                      100,000           36,000
             Advances from factor                                         (300,000)      (1,166,000)
                                                                       -----------      -----------
             Due from factor                                             5,216,000        3,357,000
          Nonfactored accounts receivable                                   44,000          284,000
          Allowance for customer credits and doubtful accounts            (377,000)        (374,000)
                                                                       -----------      -----------
                                                                       $ 4,883,000      $ 3,267,000
                                                                       ===========      ===========

          Contingent liabilities for irrevocable letters of credit     $ 3,780,000      $ 5,885,000
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

6.   Dividend, stock repurchase and related party transactions:

     The Company paid a special dividend of $.25 (twenty-five cents) per share on December 1, 1999, for a total of approximately $266,000, to the shareholders of record as of November 17, 1999. Furthermore, the Company paid a special dividend of $.50 (fifty cents) per share on February 17, 2000, for a total of approximately $532,000, to the shareholders of record as of February 3, 2000.

     On October 21, 1998, the Company purchased and retired 1,049,500 shares of its outstanding common stock for $4 per share in connection with a self tender offer. Additionally, during the third quarter of fiscal year 1999, the Company purchased, as part of its ongoing stock repurchase program, 60,350 shares at an average price of $3.22 per share. The total cost of the transactions to the Company was approximately $4,500,000. The stock repurchase plan authorizes management to make purchases from time to time in the open market or through privately negotiated transactions. The timing of the future repurchases, if any, and the amount of shares will be based on management's ongoing assessment of the Company's working capital requirements and liquidity.

     The Company purchases labor and administrative services, as needed, at fair market rates, from Kuma sport, Inc. which is 40% owned by a director of Nitches. The Company purchased labor and administrative services from Kuma Sport, Inc. for $175,000 in the second quarter and $356,000 for the first six months of fiscal 2000.

7.   Significant Customers:

     Sales to three customers accounted for 27.5%, 20.9%, and 15.0% of the Company's net sales in the quarter ended February 29, 2000. Three customers accounted for 25.5%, 18.1% and 12.6% of the Company's net sales in the quarter ended February 28, 1999.

     Three customers accounted for 35.6%, 23.6%, and 15.2% of the Company's trade receivable balance at February 29, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

SIX MONTHS ENDED FEBRUARY 29, 2000 COMPARED TO THE SIX MONTHS ENDED FEBRUARY 28, 1999.

     Net sales for the six months ended February 29, 2000 increased approximately $5.4 million (34.6 %) as compared to the six months ended February 28, 1999. This increase is primarily attributable to the Company's increase in private label sales in the sleepwear product line. Private label sales are the result of a joint product development effort and the use of the retailers' label on the product.

     Gross margins decreased from 25.2% for the six months ended February 28, 1999 to 24.4% for the current six- month period. The decrease was the result of the Company's product mix shifting to lower gross margin private label product as a result of the increase in private label sleepwear. The Company's product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margins are likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

     Selling, general and administrative expenses increased in dollar amount from $3.4 million for the first six months of last year to $3.6 million for the first six months of fiscal 2000, and decreased as a percent of net sales from 21.4% last year to 17.1% for the current period. The increase in dollar amount is a result of the expenses incurred in handling the increased sales volume.

THREE MONTHS ENDED FEBRUARY 29, 2000 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 1999.

     Net sales for the second quarter of fiscal 2000 increased approximately $4.2 million (77.9%) compared to the net sales for the same quarter last year. Overall, sales increased in the current quarter due to the increase in private label sleepwear.

     Gross margins decreased from 26.9% for the three months ended February 28, 1999 to 23.8% for the current quarter. The decrease is the result of the Company's product mix shifting to lower gross margin private label sleepwear. The Company's product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margins are likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

     Selling, general and administrative expenses increased in dollar amount from $1.4 million for the second quarter of last year to $1.7 million for the second quarter of fiscal 2000, and decreased as a percent of net sales from 26.5% last year to 17.6% for the current quarter. The increase in dollar amount is a result of the expenses incurred in handling the increased sales volume.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital of $6.1 million at February 29, 2000 increased from the August 31, 1999 level of $6.0 million, while the Company's current ratio decreased from 3.04:1 at August 31, 1999 to 2.53:1 at February 29, 2000. The principal reason for the decrease in current ratio was the Company's payments of special dividends amounting to approximately $798,000.

     The Company paid a special dividend of $.25 (twenty-five cents) per share on December 1, 1999, for a total of approximately $266,000, to the shareholders or record as of November 17, 1999. Furthermore, the Company paid a special dividend of $.50 (fifty cents) per share on February 17, 2000, for a total of approximately $532,000, to the shareholders of record as of February 3, 2000.

     Effective October 1, 1998, the Company entered into new agreements with Congress Talcott Corporation West ("Congress"), including a Discount Factoring Agreement, Addendum to Discount Factoring Agreement, Trade

Financing Agreement, Inventory Security Agreement, Financial Covenant Agreement and Agreement to Issue Letter of Credit Guaranties (collectively, the "Discount Factoring Agreement"). Effective March 31,1999, the assets of the Congress factoring business were purchased by the CIT Group/Commercial Services, inc. ("CIT"). The Company sells substantially all of its trade receivables to CIT on a pre-approved, non-recourse basis. The Company attempts to make the recourse shipments on a COD basis or ensure that the customers' payments are backed by a commercial or standby letter of credit issued by the customer's bank. The amount of the Company's receivables which were recourse and were not made on a COD basis or supported by commercial or standby letters of credit at February 29, 2000 was approximately $144,000 of which approximately $35,000 has been collected through March 28, 2000.

     Payment for nonrecourse factored receivables is made at the time customers make payment to CIT or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date. Under the Discount Factoring Agreement, the Company can request advances in anticipation of customer collections at CIT's prime rate (currently 9.0%) less one-half percent, and open letters of credit through CIT. The amount of borrowings by the Company, including a portion of outstanding letters of credit, are limited to certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company. Borrowings are collateralized by all of the assets of the Company as well as a $1 million guaranty of the Company's president, Mr. Wyandt. At February 29, 2000, the Company had outstanding letters of credit of approximately $3.8 million for the purchase of finished goods which had been opened through the financial institution. Under the Discount Factoring Agreement, the Company is required to maintain $5 million of net worth and $5 million of working capital. The Discount Factoring Agreement can be terminated by CIT on 60-days prior written notice.

INVENTORY

     In its ordinary course of operations, the Company generally makes some sales below its normal selling prices or below cost. Based on prior experience, management believes this will be true for some inventory held or acquired after February 29, 2000. The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

     The Company's inventory decreased from $4.6 million at August 31, 1999 to $4.4 million at February 29, 2000. The Company has established an inventory markdown reserve as of February 29, 2000, which management believes will be sufficient for current inventory that is expected to be sold below cost in the future. There can be no assurance that the Company will realize its expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of February 29, 2000 for which customer sales orders have not yet been received.

BACKLOG

     At February 29, 2000, the Company had unfilled customer orders of $14.0 million compared to $13.4 million of unfilled customer orders at February 28,1999, with such orders generally scheduled for delivery by July 2000 and July 1999, respectively. The increase in backlog is primarily attributable to the increase in sales of private label sleepwear. These amounts include both confirmed orders and unconfirmed orders which the Company believes, based on industry practice and past experience, will be confirmed. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at February 29, 2000.

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

IMPACT OF INFLATION AND DEFLATION

     Management does not believe that inflation has had any material impact upon the Company's revenues or income from operations to date. However, continued deflation in women's clothing prices may put pressure on gross margins for the balance of fiscal year 2000. The strong resistance on the part of the consumer to increases in price and the increasing fabric and labor costs lead to an increased cost of goods on a percentage basis.

YEAR 2000 ISSUE

     As of April 10, 2000, the Company is not aware of any system failures or miscalculations resulting in a disruption of its operations caused by arrival of the Year 2000, or similar adverse effects experienced by its customers or suppliers. The Company continues to monitor for any such failures or disruptions

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     There are no material legal proceedings to which the Company or any of its subsidiaries was a party in the quarter ended February 29, 2000.

Item 4. Submission of Matters to a Vote of Security Holders.

     An annual meeting of shareholders of the Company was held on December 21, 1999. At the meeting, the shareholders approved the following:

(1) the appointment of Moss Adams LLP as the Company's independent certified public accountants for the fiscal year ending August 31, 2000 by votes of 942,499 for, 1,912 against, and

(2)  the election of directors as follows:

Name                               Votes For               Withheld
----                               ---------               --------
Arjun C. Waney                      943,293                 1,118
Steven P. Wyandt                    943,293                 1,118
Luther A. Henderson                 943,293                 1,118
Eugene B. Price II                  943,293                 1,118
William L. Hoese                    943,293                 1,118

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed herewith. Exhibit numbers refer to Item 601 of Regulation S-K:

     Exhibit No. 27: Financial Data Schedule

(b) There were no reports on Form 8-K during the quarter ended February 29, 2000.

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


                                                      NITCHES, INC.
                                            --------------------------------
                                                       Registrant


April 10, 2000                          By:        Steven P. Wyandt
                                            --------------------------------
                                                   Steven P. Wyandt
                                            As Principal Financial Officer
                                            and on behalf of the Registrant