Form 10-Q
period 2000-05-31
NITCHES INC
filed 2000-07-12
CIK 772263

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED: MAY 31, 2000


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of July 12, 2000, 1,064,680 shares of the Registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                         NITCHES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                    May 31,         August 31,
                                                     2000             1999
                                                  -----------      -----------
                                                  (Unaudited)
                                     ASSETS
Current assets:
Cash and cash equivalents                         $   126,000     $   201,000
Receivables:
  Trade accounts,  less allowances                  6,521,000       3,267,000
  Due from affiliates and employees                    42,000          35,000
                                                  -----------     -----------
                                                    6,563,000       3,302,000

Inventories, net                                    3,205,000       4,553,000
Deferred income taxes                                  91,000         347,000
Other current assets                                  134,000         590,000
                                                  -----------     -----------
  Total current assets                             10,119,000       8,993,000

Furniture, fixtures and equipment, net                115,000          83,000
Deferred income taxes                                      --         647,000
Other assets                                           17,000          63,000
                                                  -----------     -----------
                                                  $10,251,000     $ 9,786,000
                                                  ===========     ===========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
Accounts payable                                  $ 2,340,000     $ 2,610,000
Accrued expenses                                      589,000         344,000
Income tax payable                                     57,000              --
                                                  -----------     -----------
   Total current liabilities                        2,986,000       2,954,000

Shareholder's equity:
    Common stock, no par value,
    50,000,000 shares authorized; 1,064,680
    shares issued and outstanding                     805,000         805,000
    Retained earnings                               6,460,000       6,027,000
                                                  -----------     -----------
      Total shareholders' equity                    7,265,000       6,832,000
                                                  -----------     -----------
                                                  $10,251,000     $ 9,786,000
                                                  ===========     ===========

                         NITCHES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                   Third quarter ended                Nine months ended
                                                   -------------------                -----------------
                                             May 31, 2000      May 31, 1999      May 31, 2000      May 31, 1999
                                             ------------      ------------      ------------      ------------
Net sales                                    $ 10,601,000      $  9,059,000      $ 31,792,000      $ 24,808,000
Cost of goods sold                              7,514,000         6,644,000        23,536,000        18,420,000
                                             ------------      ------------      ------------      ------------
Gross profit                                    3,087,000         2,415,000         8,256,000         6,388,000

Expenses:
Selling, general and administrative             2,010,000         2,209,000         5,645,000         5,581,000
                                             ------------      ------------      ------------      ------------

Income from operations                          1,077,000           206,000         2,611,000           807,000
Interest income (expense)                         (21,000)          (31,000)          (69,000)           37,000
                                             ------------      ------------      ------------      ------------

Income before income taxes                      1,056,000           175,000         2,542,000           844,000
Provision from income taxes                       410,000            68,000           991,000           329,000
                                             ------------      ------------      ------------      ------------
Net income                                        646,000      $    107,000         1,551,000      $    515,000
                                             ============      ============      ============      ============
Earnings per basic and diluted shares         $       .61      $        .10      $       1.46      $        .40
                                             ============      ============      ============      ============
Weighted average number of basic and
          diluted shares outstanding            1,064,680         1,098,631         1,064,680         1,280,249
                                             ============      ============      ============      ============

                         NITCHES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                              Nine months ended May 31
                                                                                 2000          1999
                                                                            -----------      -----------
Net cash provided  by operating activities                                  $   978,000      $ 2,623,000
                                                                            -----------      -----------

Cash flows from investing activities:
   Capital expenditures                                                         (96,000)         (24,000)
                                                                            -----------      -----------
   Net cash used by investing activities                                        (96,000)         (24,000)
                                                                            -----------      -----------

Cash flows from financing activities:
  Advances                                                                      160,000          832,000
  Dividend                                                                   (1,117,000)              --
  Purchases and retirement of common stock                                           --       (4,544,000)
                                                                            -----------      -----------
  Net cash used by financing activities                                        (957,000)      (3,712,000)
                                                                            -----------      -----------

Net decrease in cash and cash equivalents                                       (75,000)      (1,113,000)

Cash and cash equivalents at beginning of period                                201,000        1,338,000
                                                                            -----------      -----------
Cash and cash equivalents at end of period                                  $   126,000      $   225,000
                                                                            ===========      ===========


Supplemental disclosures of cash flow information:
      Cash paid during the period:
             Interest                                                       $    96,000      $   255,000
             Income taxes                                                   $    32,000      $    26,000

                         NITCHES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1. Nitches, Inc. (the "Company") is a wholesale importer and distributor primarily of women's clothing manufactured to its specifications and distributed in the United States under Company brand labels and private retailer labels.

2. Condensed Financial Statements:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. They have been reviewed by the Company's independent auditors in accordance with the professional standards and procedures as set forth in Statement of Auditing Standards No. 71 (SAS 71). SAS 71 procedures for conducting a review of interim financial information generally are limited to inquiries and analytical procedures concerning significant accounting matters relating to the financial information to be reported. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended August 31, 1999. In the opinion of Management, all adjustments considered necessary for a fair representation have been included in the interim period. Operating results for the three months ended May 31, 2000 are not necessarily indicative of the results that may be expected for the year ending August 31, 2000.

3. Earnings Per share:

     At May 31, 2000, there were no stock options outstanding and therefore no dilutive effect to the weighted average number of shares outstanding.

4. Inventories:

                       May 31,       August 31,
                        2000           1999
                     ----------     ----------
Fabric and Trims     $   73,000     $   76,000
Finished Goods        3,132,000      4,477,000
                     ----------     ----------
                     $3,205,000     $4,553,000
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

                         NITCHES, INC. AND SUBSIDIARIES

5. Trade accounts (continued):

                                                               May 31,         August 31,
                                                                2000            1999
                                                             -----------      -----------
Receivables assigned to factor:
   Nonrecourse                                               $ 6,773,000      $ 4,487,000
   Recourse                                                      215,000           36,000
   Advances from factor                                         (160,000)      (1,166,000)
                                                             -----------      -----------
   Due from factor                                             6,828,000        3,357,000
Nonfactored accounts receivable                                   45,000          284,000
Allowance for customer credits and doubtful accounts            (352,000)        (374,000)
                                                             -----------      -----------
                                                             $ 6,521,000      $ 3,267,000
                                                             ===========      ===========

Contingent liabilities for irrevocable letters of credit     $ 3,328,000      $ 5,885,000
                                                             ===========      ===========


     The factoring agreement allows the Company to borrow up to $15,000,000, limited by certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company. The President has provided a $1,000,000 personal guarantee in connection with the factoring arrangement.

6. Stock repurchase, dividends, and related party transactions:

     The Company paid a special dividend of $.25 (twenty-five cents) per share on December 1, 1999, for a total of approximately $266,000, to the shareholders of record as of November 17, 1999. The Company also paid a special dividend of $.50 (fifty cents) per share on February 17, 2000, for a total of approximately $532,000, to the shareholders of record as of February 3, 2000. Furthermore, the Company also paid a special dividend of $.30 (thirty cents) per share on May 16, 2000, for a total of approximately $319,000, to the shareholders of record as of May 2, 2000.

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

     The Company purchases labor and administrative services, as needed, at fair market rates, from Kuma sport, Inc. which is 40% owned by a director of Nitches. The Company purchased labor and administrative services from Kuma Sport, Inc. for $202,000 in the third quarter and $558,000 for the first nine months of fiscal 2000.

7. Significant Customers:

     Sales to three separate customers accounted for 27.4%, 21.1%, and 13.1%, respectively, of the Company's net sales in the quarter ended May 31,2000. These same customers accounted for 24.4%, 26.9%, and 11.1%, respectively, of the Company's trade receivable balance at May 31, 2000. Sales to three separate customers accounted for 25.5%, 17.7%, and 12.0%, respectively, of the Company's net sales in the quarter ended May 31,1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS


NINE MONTHS ENDED MAY 31, 2000 COMPARED TO THE NINE MONTHS ENDED MAY 31, 1999.

     Net sales for the nine months ended May 31, 2000 increased approximately $7.0 million (28.1%) as compared to the nine months ended May 31, 1999. This increase is primarily attributable to the Company's increase in private label sales in the sleepwear product line. Private label sales are the result of a joint product development effort and the use of the retailers' label on the product.

     Gross margins increased from 25.7% for the nine months ended May 31, 1999 to 26.0% for the current nine-month period. The increase was the result of the Company's product mix proportionately shifting to higher gross margin product such as Western wear during the third quarter. The Company's product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margins are likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

     Selling, general and administrative expenses for the first nine months of fiscal 2000 were equal to the $5.6 million compared to last year, and decreased as a percent of net sales from 22.5% last year to 17.8% for the current period. The primary reasons for the decrease as a percentage of sales are due to lower administrative and handling costs in the private label sleepwear product line and the Company's continued efforts to decrease overhead.

THREE MONTHS ENDED MAY 31, 2000 COMPARED TO THE THREE MONTHS ENDED MAY 31, 1999.

     Net sales for the third quarter of fiscal 2000 increased approximately $1.5 million (17.0%) compared to the net sales for the same quarter last year. Overall, sales increased in the current quarter primarily due to an increase in private label sleepwear sales.

     Gross margins increased from 26.7% for the three months ended May 31, 1999 to 29.1% for the current quarter. The increase was the result of the Company's product mix proportionately shifting to higher gross margin product such as Western wear. The Company's product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margins are likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

     Selling, general and administrative expenses decreased in dollar amount from $2.2 million for the third quarter of last year to $2.0 million for the third quarter of fiscal 2000, and decreased as a percent of net sales from 24.4% last year to 19.0% for the current quarter. The primary reasons for the decrease in expense and as a percentage of sales are due to lower administrative and handling costs in the private label sleepwear product line and the Company's continued efforts to decrease overhead.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital of $7.1 million at May 31,2000 increased from the August 31, 1999 level of $6.0 million, and the current ratio increased from 3.04:1 at August 31, 1999 to 3.40:1 at May 31, 2000.

     The Company paid a special dividend of $.25 (twenty-five cents) per share on December 1, 1999, for a total of approximately $266,000, to the shareholders of record as of November 17, 1999. Furthermore, the Company paid a special dividend of $.50 (fifty cents) per share on February 17, 2000, for a total of approximately $532,000, to the shareholders of record as of February 3, 2000. Furthermore, the Company also paid a special dividend of $.30 (thirty cents) per share on May 16, 2000, for a total of approximately $319,000, to the shareholders of record as of May 2, 2000.

     Effective October 1, 1998, the Company entered into new agreements with Congress Talcott Corporation West ("Congress"), including a Discount Factoring Agreement, Addendum to Discount Factoring Agreement, Trade Financing Agreement, Inventory Security Agreement, Financial Covenant Agreement and Agreement to Issue Letter of Credit Guaranties (collectively, the "Discount Factoring Agreement"). Effective March 31,1999, the assets of the Congress factoring business were purchased by the CIT Group/Commercial Services, Inc. ("CIT"). The Company sells substantially all of its trade receivables to CIT on a pre-approved, non-recourse basis. The Company attempts to make the recourse shipments on a COD basis or ensure that the customers' payments are backed by a commercial or standby letter of credit issued by the customer's bank. The amount of the Company's receivables which were recourse and were not made on a COD basis or supported by commercial or standby letters of credit at May 31, 2000 was approximately $260,000 of which approximately $58,000 has been collected through June 30, 2000.

     Payment for nonrecourse factored receivables is made at the time customers make payment to CIT or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date. Under the Discount Factoring Agreement, the Company can request advances in anticipation of customer collections at CIT's prime rate (currently 9.5%) less one-half percent, and open letters of credit through CIT. The amount of borrowings by the Company, including a portion of outstanding letters of credit, are limited to certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company. Borrowings are collateralized by all of the assets of the Company as well as a $1 million guaranty of the Company's president, Mr. Wyandt. At May 31, 2000, the Company had outstanding letters of credit of approximately $3.3 million for the purchase of finished goods, which had been opened, through the financial institution. Under the Discount Factoring Agreement, the Company is required to maintain $5 million of net worth and $5 million of working capital. The Discount Factoring Agreement can be terminated by CIT on 60-days prior written notice.

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

INVENTORY

     In its ordinary course of operations, the Company generally makes some sales below its normal selling prices or below cost. Based on prior experience, management believes this will be true for some inventory held or acquired after May 31, 2000. The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

     The Company's inventory decreased from $4.6 million at August 31, 1999 to $3.2 million at May 31, 2000. The Company has established an inventory markdown reserve as of May 31, 2000, which management believes will be sufficient for current inventory that is expected to be sold below cost in the future. There can be no assurance that the Company will realize its expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of May 31, 2000 for which customer sales orders have not yet been received.

BACKLOG

     At May 31, 2000, the Company had unfilled customer orders of $14.0 million compared to $13.1 million of unfilled customer orders at May 31,1999, with such orders generally scheduled for delivery by October 2000 and October 1999, respectively. The increase in backlog is primarily attributable to an increase in the sales of the Western product line offsetting a slight decrease in sales in the private label sleepwear product line. This decrease is the result of the lack of orders from a major customer which accounted for $1.5 million of private label sleepwear sales in this current fiscal year. These amounts include both confirmed orders and unconfirmed orders which the Company believes, based on industry practice and past experience, will be confirmed. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at May 31, 2000.

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


IMPACT OF INFLATION AND DEFLATION

     Management does not believe that inflation has had any material impact upon the Company's revenues or income from operations to date. However, continued deflation in women's clothing prices may put pressure on gross margins for the balance of fiscal 2000. The strong resistance on the part of the consumer to increases in price and increasing fabric and labor costs lead to an increased cost of goods on a percentage basis.

YEAR 2000 ISSUE

     As of July 12, 2000, the Company is not aware of any system failures or miscalculations resulting in a disruption of its operations caused by arrival of the Year 2000, or similar adverse effects experienced by its customers or suppliers. The Company continues to monitor for any such failures or disruptions. ,

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

     There are no material legal proceedings to which the Company or any of its subsidiaries was a party in the quarter ended May 31, 2000.


Item 6.     Exhibits and Reports on Form 8-K

(a) The following exhibits are filed herewith. Exhibit numbers refer to Item 601 of Regulation S-K:

   Exhibit No. 27: Financial Data Schedule

(b) There were no reports on Form 8-K during the quarter ended May 31, 2000.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                                    NITCHES, INC.
                                             ---------------------------
                                                     Registrant






July 12, 2000                              By:     Steven P. Wyandt
                                              ---------------------------
                                                   Steven P. Wyandt
                                               As Principal Financial Officer
                                               and on behalf of the Registrant