Form 10-K405
period 2000-08-31
NITCHES INC
filed 2000-11-08
CIK 772263

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                  ANNUAL REPORT

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED AUGUST 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of October 12, 2000, 1,064,680 shares of the Registrant's common stock were outstanding. The aggregate market value of such common stock held by non-affiliates of the Registrant based on the last sale of such stock in the NASDAQ SmallCap Market, on October 12, 2000, was $5,955,820.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement, to be filed with the Commission and to be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held in November 2000, are incorporated by reference into Part III of this Report on Form 10-K.

                                     PART I

ITEM 1 -  BUSINESS

GENERAL

     Nitches, Inc. (the "Company" or "Nitches") has been in the wholesale clothing business since 1973, and imports finished garments manufactured to its specifications from approximately 12 foreign countries. The Company sells all-cotton and cotton blend knit and woven clothing primarily for the female consumer. Retail customers include Cavendars, Costco, Kohl's, Mervyns, Sears, and Sheplers. The Company sells garments to these and other retailers through its own sales force and through independent sales representatives. Nitches provides fashionable clothing to the popularly priced market segment that generally retails between $10 and $35 per item. The Company competes primarily on the basis of price, quality, the desirability of its fabrics, and the reliability of its delivery and service.

     Over the past five years, the apparel market has been marked by deflation and reduced profit margins in certain markets. The success and consolidation of retailers has given retailers leverage to attempt to reduce profit margins to suppliers such as the Company. The Company's response has been to discontinue product lines in areas where it did not believe it could maintain a reasonable profit margin. On August 22, 1995, the Company sold various assets associated with its junior, girls and maternity product lines to a third party buyer. On October 31, 1995, the Company sold the remaining inventory in such product lines at cost and granted the buyer an exclusive, worldwide license to use various tradenames registered by the Company for these product lines. At that time, the Company also ceased purchasing garments that had previously been sold under the tradenames licensed to the buyer. On September 1, 1997, the Company sold its assets associated with its dress product line to a third party buyer and in January 1998 the Company discontinued its activewear product line.

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

     The Company currently owns a total of 41 federally registered trademarks. While trademarks owned by the Company have always been important to its marketing and competitive strategy, prior to 1995 they were not central factors influencing its sales. However, subsequent to its reorganization in fiscal year 1995, its trademarks in sleepwear and western wear have become more important in identifying the Company's products. Western wear shirts are sold primarily under the Company labels Adobe Rose and Southwest Canyon. Western wear jeans are sold under the label Posted through a licensing agreement with a third party supplier. Sleepwear garments are produced in a variety of fabrics and styles, including robes, pajamas, nightshirts and nightgowns which are sold under the Body Drama label and retailers' private labels.

     The Company occasionally creates original garment shapes or bodies (styles). More importantly, the Company produces garments with original fabric prints and designs. The Company also responds to frequent style changes in the women's clothing business by maintaining a continuous program adapting to current trends in style and fabric. In an effort to continually stay abreast of current fashion trends, representatives of the Company shop at exclusive department and specialty stores in the United States, Europe, Japan and other countries which are known to sell merchandise with advanced styling direction. The Company also seeks input from selected customers. The Company then selects styles, fabrics and colors that it believes reflect current fashion trends.

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

SOURCES OF SUPPLY

     Approximately 98% of the garments sold by the Company are manufactured abroad. Contracting with foreign manufacturers enables the Company to take advantage of prevailing lower labor rates, with the consequent ability to produce a quality garment which can be retailed in the popular, value and moderate price ranges. The Company owns 100% of the outstanding capital stock of a Hong Kong corporation which performs production coordination, quality control and sample production services for the Company. No material manufacturing is performed and no significant assets are maintained outside the United States by the Company or its subsidiaries. Furthermore, the Company has production control liaison offices in Sri Lanka, United Arab Emirates, and India.

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

     The following table shows the percentage of the Company's total purchases, not including freight charges, duties and commissions, from each country for the years ended August 31, 2000, 1999 and 1998.

     Percent of Total Purchases                 %           %           %
     Year ended August 31,                    2000        1999        1998
     --------------------------              ------      ------      ------
     United Arab Emirates ............       58.94        57.0        43.7
     Macao ...........................       16.51        12.2         9.2
     India ...........................        7.66         8.4        12.4
     Sri Lanka .......................        5.66         8.2        11.0
     Hong Kong .......................        4.14         4.6         8.2
     Pakistan ........................        2.18         .91          --
     United States ...................        2.14          .7         3.4
     Countries less than 2.5%
       each in the current year ......        2.77        7.99        12.1


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

MARKETING AND DISTRIBUTION

     The Company sells its products through an established sales network consisting of both in-house sales personnel and independent sales representative organizations. The Company does not generally advertise, although customers sometimes feature the Company's products in their advertisements. For both Company Brand and Private Label sales, employees operating in Company showrooms in New York City and Los Angeles represent the Company in soliciting orders nationally from approximately 10 major customers. In addition, senior executives of the Company have primary responsibility for sales to certain key accounts. The Company's products are also marketed by nineteen commissioned sales representative organizations, all of which are independent contractors, and each of which has been assigned a primary area of responsibility.

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

     Purchase orders may be canceled by the Company's customers in the event of late delivery or in the event of receipt of nonconforming goods. Late deliveries usually are attributable to production or shipping delays beyond the Company's control. In the event of canceled purchase orders, rejections or returns, the Company will sell garments to other retailers, off-price discount stores or garment jobbers. The Company has, in the past, often been able to recover from its manufacturers some portion of its expenses or losses associated with sales below cost for causes attributable to manufacturing problems. However, the Company has also historically experienced losses on merchandise that is rejected or returned.

     As a result of the Company's elimination of lower margin product lines, the Company's business has become more concentrated on certain significant customers. Two customers (Mervyn's and Sears) accounted for 33.4% and 15.7%, respectively, of the Company's net sales in fiscal 2000. The same customers accounted for 28.5% and 13.0%, respectively, of the Company's net sales in fiscal 1999. While the Company believes its relationships with its major customers are good, because of competitive changes and availability of the types of garments sold by the Company from a number of other suppliers, there is the possibility that any customer could lower, or raise, the amount of business it does with the Company. If the Company experiences a significant decrease in sales to any of its major customers, and is unable to replace such sales volume with sales to other major customers, there could be a material adverse financial effect on the Company.

IMPORT RESTRICTIONS

     The ability of the Company to import garments is regulated by import restrictions that limit the specific number of garments that may be imported from any country for a specific period. Government import quotas of various types are imposed on substantially all of the products imported by the Company from substantially all of the countries from which the Company purchases garments. Because of these quota restrictions, the Company has sought diversity in the number of countries in which it has garments manufactured.

     The Agreement on Textile and Clothing (the "ATC"), which became effective on January 1, 1995, provided the basic guidelines for administering import quotas and related matters. The ATC contains three provisions that will affect the Company's business to varying degrees in the future. First, the ATC requires that import quotas be phased out in four stages over a ten-year period. However, quotas on substantially all of the garments imported by the Company are not scheduled to be phased out until the year 2005. Second, over the first six years, import tariffs will be reduced from an average of 19% to 17.5%. While the tariff reductions apply to most apparel items, the size of the reductions are extremely small and are not likely to have a material impact on the Company's overall cost of merchandise. Finally, new rules of origin took effect on July 1, 1996 whereby the country in which the garment is assembled is deemed the country of origin instead of the country in which the fabric is cut. The biggest impact of the rule change has been on garments produced in China, which assembles large quantities of apparel cut in nearby countries such as Macao, Singapore and Taiwan. Approximately 20.65% of the Company's garments were produced in China, Hong Kong, and Macao in fiscal 2000. The Company does not expect a significant disruption in its garment purchases as a result of the country of origin rule change.

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

BACKLOG

     At August 31, 2000 and August 31, 1999, the Company had unfilled customer orders of $16.2 million and $15.7 million, respectively, with such orders generally scheduled for delivery by January 2001 and 2000, respectively. The increase in backlog is primarily in the western wear product lines. These amounts include both confirmed orders and unconfirmed orders which the Company believes, based on industry practice and past experience, will be confirmed. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at August 31, 2000.

RAW MATERIALS

     A substantial majority of the clothing sold by the Company is made of l00% cotton, although the Company also utilizes cotton blends, polyester and rayon fabrics. All of these fabrics are readily available in most countries in which the Company contracts for production and are easily imported to those countries that do not have an internal supply of such fabric. The Company is not dependent on a single source of supply for fabric that is not readily replaceable.

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

EMPLOYEES

     As of October 7, 2000, the Company had 35 full-time employees, of whom nine worked in executive, administrative or clerical capacities and 26 worked in sales, design, and production. The Company may also employ temporary personnel on a seasonal basis. None of the Company's employees are represented by a union. The Company considers its working relationships with its employees to be good and has never experienced an interruption of its operations due to any kind of labor dispute.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Statements in the annual report on Form 10-K under the caption "Business", as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include a softening of retailer or consumer acceptance of the Company's products, pricing pressures and other competitive forces, or unanticipated loss of a major customer. In addition, the Company's business, operations and financial condition are subject to reports and statements filed from time to time with the Securities and Exchange Commission.


ITEM 2 - PROPERTIES

     The Company leases one showroom in New York and one in Los Angeles with an aggregate monthly gross rental of approximately $14,000. The Los Angeles showroom lease expires in July, 2001 and the New York lease expires in September, 2002. The Company leases a 30,000 square foot warehouse with administrative offices in San Diego with a monthly lease payment of approximately $17,000. The lease expires in September 2002. The Company may lease additional short-term warehouse space from time to time as needed.


ITEM 3 - LEGAL PROCEEDINGS

     There are no material legal proceedings to which the Company or any of its subsidiaries was a party in the fiscal year ended August 31, 2000.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

     The Company's Common Stock trades on The NASDAQ SmallCap Market under the symbol NICH. The number of record holders of the Common Stock was 131 on October 12, 2000. The Company believes that there are a significant number of beneficial owners of its Common Stock whose shares are held in "street name". The closing sales price of the Common Stock on October 12, 2000 was $5.594 per share.

     The high and low stock closing sale prices, for each fiscal quarter of the last two years were as follows:

                                               HIGH         LOW
               November 30, 1998               3.375       2.625
               February 28, 1999                3.75       2.625
               May 31, 1999                    3.719      2.5625
               August 31, 1999                  4.00        3.25
               November 30, 1999                3.75      2.6875
               February 28, 2000              6.3125        3.50
               May 31, 2000                     6.25       4.125
               August 31, 2000                  7.25       4.875

     The Company does not have a quarterly dividend policy. However, during fiscal year 2000, the Company declared and paid the following special dividends:

                DATE PAID                      DIVIDEND PER SHARE
                December 1, 1999                      $.25
                February 17, 2000                     $.50
                May 16, 2000                          $.30
                August 15, 2000                       $.60

ITEM 6 - SELECTED FINANCIAL DATA (In thousands, except per share amounts)

OPERATING RESULTS:                        2000           1999           1998           1997           1996
------------------                      --------------------------------------------------------------------
 Net sales (1)                          $ 39,471       $ 31,473       $ 31,041       $ 48,414       $ 54,381
 Cost of goods sold                       29,156         23,275         23,776         36,190         40,396
                                        --------------------------------------------------------------------
                                          10,315          8,198          7,265         12,224         13,985
 Selling, general and
   administrative expenses                 7,403          7,267          8,437         11,888         12,547
                                        --------------------------------------------------------------------
 Income (loss) from operations             2,912            931         (1,172)           336          1,438

 Other income                                 20            164            178            151            319
 Interest income (expense), net             (100)           (44)           190           (167)           (52)
                                        --------------------------------------------------------------------
 Income (loss) before income taxes         2,832          1,051           (804)           320          1,705
 Provision (benefit) for
   income taxes                              946            410           (807)           125            279
                                        --------------------------------------------------------------------
 Net income                             $  1,886       $    641       $      3       $    195       $  1,426
                                        ====================================================================
 Earnings per share:
     Basic                              $   1.77       $    .52       $    .00       $    .08       $    .57
                                        ====================================================================
     Diluted                            $   1.77       $    .52       $    .00       $    .08       $    .55
                                        ====================================================================
 Cash dividends per
     common share                       $   1.65       $    .00       $    .00       $    .00       $    .50
                                        ====================================================================

(1) See Management's Discussion and Analysis on page 10.

FINANCIAL POSITION:                 2000           1999           1998            1997           1996
-------------------               ---------------------------------------------------------------------
  Cash and cash equivalents       $    314       $    201       $  1,338        $    955       $  2,197
  Receivables                        4,262          3,302          5,435           7,029          6,484
  Income taxes receivable               --             --              5              41            261
  Inventories                        5,055          4,553          5,340           4,272          7,044
  Total current assets               9,857          8,993         12,595          13,886         17,568
  Total assets                      10,011          9,786         13,782          15,079         18,179

  Accounts payable and
     accrued expenses                2,951          2,954          3,211           2,377          5,359
  Total current liabilities          3,081          2,954          3,211           2,377          5,359

  Shareholders' equity               6,962          6,832         10,571          11,681         11,724

Other Financial Information:
Profitability:
  Gross margin                        26.1%          26.0%          23.4%           25.2%          25.7%
  Operating margin (deficit)           7.4%           3.0%          (3.8%)            .7%           2.6%
  Net income as percent
     of net sales                      4.8%           2.0%            --              .4%           2.6%
Liquidity:
  Current ratio                       3.23           3.04           3.92            5.84           3.28
  Working capital                 $  6,808       $  6,039       $  9,384        $ 11,509       $ 12,209
Share data:
  Weighted average number of
     common shares (000's):
     Basic                           1,065          1,226          2,218           2,420          2,421
     Diluted                         1,065          1,226          2,203           2,536          2,491
  Number of common shares
     outstanding at year end         1,065          1,065          2,012           2,344          2,420

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEARS ENDED AUGUST 31, 2000 AND 1999

     Net sales for the fiscal year ended August 31, 2000 increased approximately $7.9 million or 25.1% compared to the fiscal year ended August 31, 1999 due to an increase of unit sales, primarily in the Company's sleepwear product lines. Overall, sales returns and allowances decreased by 2%, while cost of sales as a percentage of net sales increased by 2%. Thus, the gross profit margin in the aggregate remained relatively consistent from fiscal 1999 to fiscal 2000.

     Selling, general and administrative expenses increased in dollar amount from $7.3 million in fiscal 1999 to $7.4 million in fiscal 2000, and decreased as a percent of net sales (23.1% in fiscal 1999 to 18.8% in fiscal 2000). The increase in dollar amount was due to primarily salaries and commissions.

YEARS ENDED AUGUST 31, 1999 AND 1998

     Net sales for the fiscal year ended August 31, 1999 increased approximately $432,000 or 1.4% compared to the fiscal year ended August 31, 1998. The increase was due primarily to an increase in private label sleepwear sales, which offset the effect of the discontinuance of the activewear product line in fiscal year 1998 and a decrease in sales of the western wear product line in the fourth quarter of fiscal year 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital of $6.8 million at August 31, 2000 increased from the August 31, 1999 level of $6.0 million, while the Company's current ratio increased from 3.04:1 at August 31, 1999 to 3.23:1 at August 31, 2000. The principal reason for the increase in working capital and in current ratio was the utilization of the Company's loss carryforwards as reflected in the income tax receivable at August 31, 1999.

     On October 21, 1998, the Company purchased and retired approximately 1,050,000 shares of its outstanding common stock for $4 per share in connection with a self-tender offer. The total cost of the transaction was approximately $4.3 million. Additionally, the Company purchased during fiscal year 1999, as part of its ongoing stock repurchase program, approximately 60,000 shares at an average price of $3.22 per share.

     Effective October 1, 1998, the Company entered into new agreements with Congress Talcott Corporation West ("Congress"), including a Discount Factoring Agreement, Addendum to Discount Factoring Agreement, Trade

Financing Agreement, Inventory Security Agreement, Financial Covenant Agreement and Agreement to Issue Letter of Credit Guaranties (collectively, the "Discount Factoring Agreement"). Effective March 31,1999, the assets of the Congress factoring business were purchased by the CIT Group/Commercial Services, Inc. ("CIT"). The Company sells substantially all of its trade receivables to CIT on a pre-approved, non-recourse basis. The Company attempts to make the shipments for non-factored customer sales on a COD basis or ensure that the customers' payments are backed by a commercial or standby letter of credit issued by the customer's bank. The amount of the Company's receivables which were recourse and were not made on a COD basis or supported by commercial or standby letters of credit at August 31,2000 was approximately $460,000 of which approximately $255,000 has been collected through October 31, 2000.

     Payment for non-recourse factored receivables is made at the time customers make payment to CIT or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date. Under the Discount Factoring Agreement, the Company can request advances in anticipation of customer collections at CIT's prime rate (currently 9.5%) less one-half percent, and open letters of credit through CIT. The amount of borrowings by the Company, including a portion of outstanding letters of credit, are limited to certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company. Borrowings are collateralized by all of the assets of the Company as well as a $1 million guaranty by the Company's president, Mr. Wyandt. At August 31, 2000, the Company had outstanding letters of credit of approximately $4.5 million for the purchase of finished goods, which had been opened, through CIT. Under the Discount Factoring Agreement, the Company is required to maintain $5 million of net worth and $5 million of working capital. The Discount Factoring Agreement can be terminated by CIT on 60-days prior written notice.

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

OTHER INFORMATION

INVENTORY

     In its ordinary course of operations, the Company generally makes some sales below its normal selling prices or below cost. Based on prior experience, management believes this will be true for some inventory held or acquired after August 31, 2000. The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

     The Company's inventory increased from $5.0 million at August 31, 1999 to $5.1 million at August 31, 2000. The Company has established an inventory markdown reserve as of August 31, 2000, which management believes will be sufficient for current inventory that is expected to be sold below cost in the future. There can be no assurance that the Company will realize its expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of August 31, 2000 for which customer sales orders have not yet been received. The inventory markdown reserve is calculated based on specific identification of aged goods and styles that are slow moving or selling off-price.

IMPACT OF EXCHANGE RATES

     While the Company purchased over 90% of its products from foreign manufacturers in fiscal 2000, all of its purchases are denominated in United States dollars. Because the Company's products are sold primarily in the United States, in dollar denominated transactions, the Company does not engage in hedging or other arbitrage to reduce currency risk. A prolonged increase in the value of the dollar versus foreign currencies could enhance the Company's purchasing power for new purchase orders and reduce its cost of goods sold. Conversely, a prolonged decrease in the value of the dollar relative to foreign currencies could result in an increase in the Company's cost of manufacturing for new purchase orders and costs of goods sold.

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

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Statements in the annual report on Form 10-K under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include, among others, a softening of retailer or consumer acceptance of the Company's products, pricing pressures and other competitive forces, or unanticipated loss of a major customer. In addition, the Company's business, operations and financial condition are subject to reports and statements filed from time to time with the Securities and Exchange Commission.

ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         NITCHES, INC. AND SUBSIDIARIES

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS FILED WITH
                  THE ANNUAL REPORT OF THE COMPANY ON FORM 10-K


                                                                           PAGE
                                                                          ------
Independent Auditor's Report                                                14

Consolidated Balance Sheets at August 31, 2000 and 1999                     15

Consolidated Statements of Income for the years ended August 31, 2000,
  1999 and 1998                                                             16

Consolidated Statements of Shareholders' Equity for the years ended
  August 31, 2000, 1999 and 1998                                            17

Consolidated Statements of Cash Flows for the years ended August
  31, 2000, 1999 and 1998                                                   18

Notes to consolidated financial statements                                  19

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Nitches, Inc.
San Diego, California

   We have audited the accompanying consolidated balance sheets of Nitches, Inc. and subsidiaries as of August 31, 2000 and 1999 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended August 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nitches, Inc. and subsidiaries as of August 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2000 in conformity with generally accepted accounting principles.


Moss Adams LLP

Los Angeles, California
October 13, 2000

                         NITCHES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                                             AUGUST 31,
                                                                    ----------------------------
                                                                       2000             1999
                                                                    -----------      -----------
Current assets:
  Cash and cash equivalents                                         $   314,000      $   201,000
  Receivables:
    Trade accounts, less allowances ($225,000 in 2000
     and $374,000 in 1999)                                            4,224,000        3,267,000
    Due from affiliates and employees                                    38,000           35,000
                                                                    -----------      -----------
                                                                      4,262,000        3,302,000

  Inventories, net                                                    5,055,000        4,553,000
  Deferred income taxes                                                 150,000          347,000
  Other current assets                                                   76,000          590,000
                                                                    -----------      -----------
        Total current assets                                          9,857,000        8,993,000

Furniture, fixtures and equipment, net                                  109,000           83,000
Deferred income taxes                                                    28,000          647,000
Other assets                                                             17,000           63,000
                                                                    -----------      -----------
                                                                    $10,011,000      $ 9,786,000
                                                                    ===========      ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $ 2,534,000      $ 2,610,000
  Accrued expenses                                                      417,000          344,000
  Income taxes payable                                                   98,000               --
                                                                    -----------      -----------
      Total current liabilities                                       3,049,000        2,954,000

Shareholders' equity:
  Preferred stock, no par value; 25,000,000 shares authorized, no shares issued or outstanding
  Common stock, no par value; 50,000,000 shares authorized;
      1,064,680 shares in 2000 and 1999 issued and outstanding          805,000          805,000
  Retained earnings                                                   6,157,000        6,027,000
                                                                    -----------      -----------
  Total shareholders' equity                                          6,962,000        6,832,000
                                                                    -----------      -----------
                                                                    $10,011,000      $ 9,786,000
                                                                    ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         NITCHES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                                                YEAR ENDED AUGUST 31,
                                                   --------------------------------------------------
                                                       2000               1999               1998
                                                   ------------       ------------       ------------
Net sales                                          $ 39,471,000       $ 31,473,000       $ 31,041,000

Cost of goods sold                                   29,156,000         23,275,000         23,776,000
                                                   ------------       ------------       ------------

Gross profit                                         10,315,000          8,198,000          7,265,000

 Selling, general and administrative expenses         7,403,000          7,267,000          8,437,000
                                                   ------------       ------------       ------------

Income (loss) from operations                         2,912,000            931,000         (1,172,000)

Other income                                             20,000            164,000            178,000
Interest income (expense), net                         (100,000)           (44,000)           190,000
                                                   ------------       ------------       ------------

Income (loss) before income taxes                     2,832,000          1,051,000           (804,000)

Provision (benefit) for income taxes                    946,000            410,000           (807,000)
                                                   ------------       ------------       ------------

Net income                                         $  1,886,000       $    641,000       $      3,000
                                                   ============       ============       ============

Earnings per share:
  Basic and diluted                                $       1.77       $        .52       $        .00
                                                   ============       ============       ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         NITCHES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                             COMMON STOCK                                        TOTAL
                                    -------------------------------         RETAINED         SHAREHOLDERS'
                                       SHARES             AMOUNT            EARNINGS            EQUITY
                                    ------------       ------------       ------------       -------------
Balance, August 31, 1997               1,172,596       $  2,421,000       $  9,260,000       $ 11,681,000
 Net income                                                                      3,000              3,000
 Purchases and retirement of
   common stock                         (166,581)        (1,113,000)                           (1,113,000)
 Effect of 2 for 1 stock split         1,006,015
                                    ------------       ------------       ------------       ------------
Balance, August 31, 1998               2,012,030          1,308,000          9,263,000         10,571,000
 Net income                                                                    641,000            641,000
 Options exercised, including
   income tax benefit                    162,500            164,000                               164,000
 Purchases and retirement of
   common stock                       (1,109,850)          (667,000)        (3,877,000)        (4,544,000)
                                    ------------       ------------       ------------       ------------
Balance, August 31, 1999               1,064,680       $    805,000       $  6,027,000       $  6,832,000
 Net income                                                                  1,886,000          1,886,000
 Dividends                                                                  (1,756,000)        (1,756,000)
                                    ------------       ------------       ------------       ------------
Balance, August 31, 2000               1,064,680       $    805,000       $  6,157,000       $  6,962,000
                                    ============       ============       ============       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         NITCHES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            YEAR ENDED AUGUST 31,
                                                                -----------------------------------------------
                                                                   2000              1999              1998
                                                                -----------       -----------       -----------
Cash flows from operating activities:
    Net income                                                  $ 1,886,000       $   641,000       $     3,000
    Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation and amortization                             43,000            91,000           200,000
           Loss on disposal of fixed assets                          26,000                --            16,000
           (Increase) decrease in trade receivables                (957,000)        2,039,000         1,600,000
           Decrease in income taxes receivable                           --             5,000            36,000
           (Increase) decrease in inventories                      (502,000)          787,000        (1,068,000)
           (Increase) decrease in deferred income taxes             816,000           480,000          (863,000)
           (Increase) decrease in other current assets              511,000          (342,000)          659,000
           (Increase) decrease in other assets                       46,000                --           162,000
           Increase (decrease) in accounts payable
              and accrued expenses                                   (2,000)         (257,000)          833,000
           Increase (decrease) in income taxes payable               98,000                --                --
                                                                -----------       -----------       -----------
   Net cash provided by operating activities                      1,965,000         3,444,000         1,578,000
                                                                -----------       -----------       -----------

Cash flows from investing activities:
   Purchases of furniture, fixtures and equipment                   (96,000)          (37,000)          (82,000)
                                                                -----------       -----------       -----------
    Net cash used by investing activities                           (96,000)          (37,000)          (82,000)
                                                                -----------       -----------       -----------

Cash flows from financing activities:
    Dividends paid                                               (1,756,000)               --                --
    Purchases and retirement of common stock                             --        (4,544,000)       (1,113,000)
                                                                -----------       -----------       -----------
    Net cash used by financing activities                        (1,756,000)       (4,544,000)       (1,113,000)
                                                                -----------       -----------       -----------

Net increase (decrease) in cash and cash equivalents                113,000        (1,137,000)          383,000
Cash and cash equivalents at beginning of year                      201,000         1,338,000           955,000
                                                                -----------       -----------       -----------
Cash and cash equivalents at end of year                        $   314,000       $   201,000       $ 1,338,000
                                                                ===========       ===========       ===========

Supplemental disclosures of cash flow information:
     Cash paid during the year:
     Interest                                                   $   100,000       $   263,000       $    94,000
                                                                ===========       ===========       ===========
     Income taxes                                               $    32,000       $    23,000       $    57,000
                                                                ===========       ===========       ===========
Non-cash activities:
        Deferred tax benefit for exercise of stock options      $        --       $   164,000       $        --
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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

     The consolidated financial statements include the accounts of Nitches, Inc. and its subsidiaries. The Company's wholly owned subsidiaries include Nitches Far East Limited and Body Drama Far East Limited. Prior to August 31, 1998, Body Drama, Inc. was a wholly owned subsidiary of Nitches, Inc. consolidated in the financial statements of Nitches, Inc. Effective August 31, 1998, Body Drama, Inc. was merged into Nitches, Inc. and Body Drama, Inc. ceased to exist as a separate legal entity. All significant inter-company transactions and balances are eliminated in consolidation.

Financial Instruments:

     Financial instruments consist of cash and cash equivalents, accounts receivable, and accounts payable. The carrying amount approximates fair value because of their short maturity.

Concentration of Credit Risk:

     The Company sells a majority of its accounts receivable to a financial institution. Under the agreement, the financial institution purchases trade accounts receivable and assumes substantially all credit risks. The Company is responsible for following up on adjustments claimed by customers. Accounts that are not sold remain the credit risk of the Company. Such accounts are diverse and are subject to credit approval and ongoing evaluation by the Company. Management considers the credit risk with respect to all receivables to be low. Historically, the Company has not experienced significant loss due to uncollectible accounts receivable.

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

     The weighted average number of common shares and common share equivalents outstanding for basic and diluted earnings per share was 1,064,680 for fiscal 2000, 1,225,914 for fiscal 1999; and 2,218,479 for fiscal 1998.

                         NITCHES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition:

     The Company recognizes revenue as of the date merchandise is shipped to its customers.

Income Taxes:

     The Company records income taxes using an asset and liability method. Under this method, deferred Federal and state income tax assets and liabilities are provided for temporary differences between the financial reporting basis and the tax-reporting basis of the consolidated assets and liabilities. Income taxes are further explained in Note 8.

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

Recently issued accounting pronouncements:

     During 1999, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standard No. 135 ("Rescission of FASB Statement No. 75 and Technical Corrections"), No. 136 ("Transfers of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others") and No. 137 ("Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of Financial Accounting Standard Statement No. 133--an amendment of Financial Accounting Standard Statement No. 133") which are effective for years after 1999. Management believes these pronouncements will not have a material effect on the Company's financial statements or disclosures.

3.   INVENTORIES

                                                      AUGUST 31,
                                             --------------------------
                                                2000            1999
                                             ----------      ----------
         Fabric and trim                     $  126,000      $   76,000
         Finished goods                       4,929,000       4,477,000
                                             ----------      ----------
                                             $5,055,000      $4,553,000
                                             ==========      ==========

                         NITCHES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.  FURNITURE, FIXTURES AND EQUIPMENT

                                                              AUGUST 31,
                                                       ----------------------
                                                         2000          1999
                                                       --------      --------
   Leasehold improvements                              $ 15,000      $259,000
   Computer equipment                                   256,000       282,000
   Vehicles                                             115,000        46,000
   Furniture, fixtures and other equipment               44,000        48,000
                                                       --------      --------
                                                        430,000       635,000
   Less accumulated depreciation and amortization       321,000       552,000
                                                       --------      --------
                                                       $109,000      $ 83,000
                                                       ========      ========

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

                                                                        AUGUST 31,
                                                              -----------------------------
                                                                 2000              1999
                                                              -----------       -----------
Receivables assigned to factor:
   Non-recourse                                               $ 4,986,000       $ 4,487,000
   Recourse                                                       239,000            36,000
   Advances from factor                                          (996,000)       (1,166,000)
                                                              -----------       -----------
      Due from factor                                           4,229,000         3,357,000
Non-factored accounts receivable                                  220,000           284,000
Allowance for customer credits and doubtful accounts             (225,000)         (374,000)
                                                              -----------       -----------
                                                              $ 4,224,000       $ 3,267,000
                                                              ===========       ===========

Contingent liabilities for irrevocable letters of credit      $ 4,510,000       $ 5,885,000
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

7.   ACCRUED EXPENSES

                                                          AUGUST 31,
                                                   ----------------------
                                                     2000          1999
                                                   --------      --------
       Accrued bonuses, commissions and other
          payroll related expenses                 $417,000      $344,000
                                                   --------      --------
                                                   $417,000      $344,000
                                                   ========      ========

                         NITCHES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  INCOME TAXES

     The components of the provision for income taxes are as follows:

                                         YEAR ENDED AUGUST 31,
                              -----------------------------------------------
                                 2000              1999              1998
                              -----------       -----------       -----------
 Current:
     Federal                  $   833,000       $   333,000                --
     State                        200,000            90,000       $    (1,000)
                              -----------       -----------       -----------
                                1,033,000           423,000            (1,000)
                              -----------       -----------       -----------
 Deferred:
     Federal                      694,000           408,000          (685,000)
     State                        122,000            72,000          (121,000)
                              -----------       -----------       -----------
                                  816,000           480,000          (806,000)
     NOL utilized                (903,000)         (493,000)               --
                              -----------       -----------       -----------
                                  (87,000)          (13,000)         (806,000)
                              -----------       -----------       -----------
     Provision (benefit)      $   946,000       $   410,000       $  (807,000)
                              ===========       ===========       ===========

     Net deferred income tax assets at August 31, 2000 and 1999 consist of the tax effects of temporary differences related to the following:

                                                         AUGUST 31,
                                                 -------------------------
                                                   2000            1999
                                                 ---------       ---------
    Current deferred assets:
       Inventories                               $ 172,000       $ 139,000
       Sales returns and doubtful
          account reserves                          90,000         149,000
       Accrued vacation and bonuses                 32,000          59,000
       Other items                                (144,000)             --
                                                 ---------       ---------
                                                 $ 150,000       $ 347,000
                                                 =========       =========


                                                         AUGUST 31,
                                                  -------------------------
                                                   2000            1999
                                                 ---------       ---------
    Non-current assets:
       Tax loss carryforward                     $       0       $ 954,000
       Other                                        28,000           6,000
       Less valuation allowance                          0        (313,000)
                                                 ---------       ---------
                                                 $  28,000       $ 647,000
                                                 =========       =========


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

                         NITCHES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  INCOME TAXES (CONTINUED)

     Differences between the statutory Federal income tax rate and the effective tax rate as a percentage of pre-tax income are as follows:

                                                  YEAR ENDED AUGUST 31,
                                            ----------------------------------
                                             2000          1999          1998
                                            ------        ------        ------
Statutory rate                                34.0%         34.0%        (34.0)%
State income taxes, net of
   Federal benefit                             6.1%          6.1%         (2.9)%
Merger of subsidiary, net                       --            --         (75.7)%
Change in valuation
   allowance                                  (4.5)%          --           6.3%
Foreign subsidiaries tax effect                 --            --            .8%
Nondeductible entertainment
   expenses                                     --           (.4)%         (.4)%
Other items                                    (.3)%         (.7)%         3.7%
                                            ------        ------        ------
Effective rate                                35.3%         39.0%       (100.4)%
                                            ======        ======        ======

     In 1999, the Company settled an examination by the California Franchise Tax Board for fiscal years 1992 through 1994. The resulting assessments did not have a material adverse impact on the financial position of the Company.

9.  EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) Savings Plan, whereby employees may make investments in various independent funds and Company stock. The Company may match employee contributions to this Plan on a discretionary basis or contribute on a profit sharing basis. The Company made no matching or profit sharing contributions to this Plan in fiscal 2000, 1999, or 1998.

10. STOCK OPTIONS AND DIVIDENDS

Executive Stock Options

     During fiscal 1999, certain directors and officers exercised 346,670 options and received 162,500 shares of common stock. These options were exercised without cash consideration to the Company for a reduced number of shares. The $164,000 charge to common stock in fiscal 1999 in the accompanying financial statements represents the income tax benefit to the Company as a result of these transactions. No stock options are outstanding as of August 31, 2000.

Accounting for Stock Options

     The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost was recognized for the stock option plans. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in fiscal years ended 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the following table.

                         NITCHES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. STOCK OPTIONS AND DIVIDENDS (CONTINUED)

                                                      2000             1999             1998
                                                   -----------      -----------      -----------
Net earnings - as reported                         $ 1,886,000      $   641,000      $     3,000
Net earnings (loss) - pro forma                    $ 1,886,000      $   641,000         ($53,000)
Earnings per basic share - as reported             $      1.77      $       .52      $       .00
Earnings (loss) per basic share - pro forma        $      1.77      $       .52            ($.02)
Earnings per diluted share - as reported           $      1.77      $       .52      $       .00
Earnings (loss) per diluted share - pro forma      $      1.77      $       .52            ($.02)

   The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 57.4%; risk-free interest rate of 6.36%; and expected lives of three years. As of August 31, 2000, no options are outstanding.

DIVIDENDS

        During fiscal 2000, the company declared and paid dividends of $1.65 per share.

11.  LEASES

     The Company has lease commitments expiring at various dates through October 2002, principally for real property and equipment. The aggregate minimum rental commitments for future years ending August 31 for all non-cancelable leases having initial or remaining terms of one or more years are as follows:

                    2001                           $360,000
                    2002                            293,000
                    2003                              7,000
                                                   --------
                                                   $660,000
                                                   ========

     The Company's leases for real property are generally subject to rent escalation based on increases in the consumer price or other indices with certain minimum and maximum increases. Rent expense, net of sublease income, was approximately $403,000, $512,000, and $407,000, during fiscal 2000, 1999 and
1998, respectively.

12.  OPERATING SEGMENTS

     The Company's products comprise a single operating segment. No significant assets are maintained outside the United States. Sales are made at a variety of customers throughout the United States. Sales to two separate customers accounted for 33.4% and 15.7%, respectively, of the Company's net sales in the fiscal year ended August 31, 2000. Three customers accounted for 26.5%, 25.7%, and 10.3%, respectively, of the Company's trade receivable balance at August 31, 2000.

13.  SALE OF PRODUCT LINES

     The Company holds a $600,000 note receivable relating to the sale of product lines in 1995. The Company fully reserved the note and is accounting for it on a cost recovery basis, recording income when the buyer makes payments on the note. Interest payments of 4% per year are payable until March 15, 2001, at which time the principal and any unpaid interest are due and payable. Interest income of $32,000 was received during the year ended August 31, 2000.

                         NITCHES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.  TENDER OFFERS AND RELATED PARTY TRANSACTIONS

     On October 21, 1998, the Company purchased and retired 1,049,500 shares of its outstanding common stock for $4 per share in connection with a self-tender offer. The total cost of the transaction to the Company was approximately $4,300,000. Cash and cash equivalents, together with proceeds from borrowings under the new factoring agreement were used to purchase the tendered shares. The Company's president subsequently purchased approximately 330,000 shares from its chairman and a director at the $4 per share tender price. Additionally, the Company purchased, as part of its ongoing stock repurchase program, 60,350 shares at an average price of $3.22 per share. The stock repurchase plan authorizes management to make purchases from time to time in the open market or through privately negotiated transactions. The timing of the future repurchases, if any, and the amount of shares will be based on management's ongoing assessment of the Company's working capital requirements and liquidity.

     Nitches purchased labor and administrative services from Kuma Sport, Inc., which is 40% owned by a director of Nitches, on a monthly basis, at fair market rates. The Company purchased labor and administrative services from Kuma Sport, Inc. for approximately $774,000 and $674,000 in the fiscal years ending August 31, 2000 and 1999, respectively.

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

16. CONTINGENCY

     Management initiated a program to prepare the Company's computer systems and applications for the year 2000. The Company incurred internal staff costs and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. Certain internal applications were modified and testing and conversion of system applications were completed. The Company continues to assess its vendors, customers and other third parties as to their year 2000 compliance.

17.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended August 31, 2000 and 1999:

                                                        THREE MONTHS ENDED
                                        ----------------------------------------------------
                                        NOVEMBER 30   FEBRUARY 28     MAY 31       AUGUST 31
                                        -----------   -----------    --------      ---------
                                               (In thousands, except per share amounts)
Fiscal 2000:
    Net sales                            $ 11,527      $  9,664      $ 10,601      $  7,679
    Gross profit                            2,870         2,299         3,087         2,058
    Net income                                558           348           646           334
    Net income per weighted average
        Common share                          .52           .33           .61           .31

Fiscal 1999:
    Net sales                            $ 10,318      $  5,431      $  9,059      $  6,665
    Gross profit                            2,511         1,462         2,415         1,810
    Net income                                370            38           107           126
    Net income per weighted
        Average common share                  .23           .03           .10           .16

                         NITCHES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required as to this Item is incorporated herein by reference from the data under the caption "Information Concerning Nominees, Directors and Executive Officers" in the Proxy Statement ("2000 Proxy Statement") to be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held in November 2000, to be filed with the Commission in October 2000.


ITEM 11 - EXECUTIVE COMPENSATION

     The information required as to this Item is incorporated herein by reference from the data under the captions "Executive Officer Compensation", "Board Compensation Committee Report on Executive Compensation" and "Employment Agreements" in the 2000 Proxy Statement.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required as to this Item is incorporated herein by reference from the data under the caption "Principal Shareholders" in the 2000 Proxy Statement.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required as to this Item is incorporated herein by reference from the data under the caption "Certain Relationships and Related Transactions" in the 2000 Proxy Statement.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

     1. The following consolidated financial statements of the Registrant are included as part of this report:

     Consolidated Balance Sheets as of August 31, 2000 and 1999;

     Consolidated Statements of Operations for the years ended August 31, 2000,
       1999 and 1998;

     Consolidated Statements of Shareholders' Equity for the years ended August
       31, 2000, 1999 and 1998;

     Consolidated Statements of Cash Flows for the years ended August 31, 2000,
       1999 and 1998;

     Notes to Consolidated Financial Statements; and Independent Auditor Report

     2. The following financial statement schedules of the Registrant are included as part of this report:

        Report of independent auditors on schedule

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

     3 The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K:

     3.1       Articles of Incorporation of the Company, as amended (5)

     3.2       Bylaws of the Company, as amended (1)

     4         See 3.1 and 3.2, above

     10        Material Contracts:

     10.3.3    Executive Option Plan adopted October 3, 1989, as amended (7)

     10.5.12   Lease Agreement between the Company and Broadway and 41st
               Associates Limited Partnership dated August 17, 1989 (2)

     10.6      Form of Indemnification Agreement for Officers and Directors (5)

     10.12     Employee Stock Purchase Plan (4)

     10.28     Management Services Agreement between Company and Body Drama,
               Inc. dated October 9, 1991 (3)

     10.30 Asset Purchase Agreement and related agreements between the Company and Design and Source Holding Company, Ltd. effective
               July 1, 1995 (8)

     10.31     Employment Agreement dated May 9, 1995 between the Company and
               Arjun C. Waney (8)

     10.32     Employment Agreement dated May 9, 1995 between the Company and
               Steven P. Wyandt (8)

     10.33 Employment Agreement dated January 1, 1998 between the Company and Arjun Waney (9)

     10.34 Employment Agreement dated January 1, 1998 between the Company and Steven P. Wyandt (9)

     10.35 Documents concerning offer to purchase shares pursuant to a tender offer dated August 18, 1998 (9)

     10.36 Employment agreement dated September 1, 1998 between the Company and Steven P. Wyandt

     11        Computation of earnings per share

               See Note 2 of Notes to Consolidated Financial Statements

     21        Subsidiaries of the Registrant (4)

     24 Power of Attorney regarding authority to documents to be filed with the Commission (4)

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

Date:  October 31, 2000


NITCHES, INC.



By:      /s/  Steven P. Wyandt
   ------------------------------------
     Steven P. Wyandt, President


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                        President, Chief Executive Officer
                                        (Principal Executive Officer), Chief
                                        Financial Officer (Principal
/s/ Steven P. Wyandt                    Financial Officer) and Director         October 31, 2000
----------------------------------
Steven P. Wyandt


/s/ Arjun C. Waney                      Director                                October 31, 2000
----------------------------------
Arjun C. Waney


/s/ Eugene B. Price II                  Director                                October 31, 2000
----------------------------------
Eugene B. Price II


/s/ Luther A. Henderson                 Director                                October 31, 2000
----------------------------------
Luther A. Henderson


/s/ William L. Hoese                    Director                                October 31, 2000
----------------------------------
William L. Hoese

Independent Auditor's Report

To the Board of Directors and Shareholders
Nitches, Inc. and Subsidiaries
San Diego, California


   Our audit of the consolidated financial statements of Nitches, Inc. and Subsidiaries referred to in our report dated October 13, 2000 appearing in item 8 in this Annual Report of Form 10-K also included an audit of the information included in the financial statement schedule listed in item 14(a) of this Form 10-K. In our opinion, the information included in the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

MOSS ADAMS LLP

Los Angeles, California
October 13, 2000


--------------------------------------------------------------------------------

                                                                     SCHEDULE II

                                  NITCHES, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                                 Additions
                                                         --------------------------
                                         Balance at      Charged to      Charged to                        Balance
                                         Beginning       Costs and         Other                           at End
                                          of Year         Expenses        Accounts       Deductions        of Year
                                         ----------      ----------      ----------      ----------      ----------
Year ended August 31, 1998
  Allowance for doubtful accounts &
    sales returns                        $  352,000      $1,292,000                      $1,369,000      $  275,000
  Inventory markdown allowance           $  204,000      $  360,000                      $  434,000      $  130,000
  Note receivable reserve                $  600,000              --                              --      $  600,000

Year ended August 31, 1999
  Allowance for doubtful accounts &
    sales returns                        $  275,000      $  554,000                      $  455,000      $  374,000
  Inventory markdown allowance           $  130,000      $  229,000                      $  160,000      $  199,000
  Note receivable reserve                $  600,000              --                              --      $  600,000

Year ended August 31, 2000
  Allowance for doubtful accounts &
    sales returns                        $  374,000      $  300,000                      $  449,000      $  225,000
  Inventory markdown allowance           $  199,000      $  199,000                      $  265,000      $  133,000
  Note receivable reserve                $  600,000              --                              --      $  600,000

                                  EXHIBIT INDEX



Exhibit
Number         Exhibit
-------        -------
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

  *10.36 Employment Agreement dated September 1, 1998 between the Company and Steven P. Wyandt

  11 Computation of earnings per share. See Note 2 of Notes to Consolidated Financial Statements

  *21          Subsidiaries of the Registrant

  *24 Power of Attorney regarding authority to sign documents to be filed with the Commission

  27           Financial Data Schedule


* Incorporated by reference; see page 27.