Form 10-Q
period 2000-11-30
NITCHES INC
filed 2001-01-12
CIK 772263

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED: NOVEMBER 30, 2000


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of January 10, 2001, 1,064,680 shares of the Registrant's common stock were outstanding.

                         INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors and Shareholders
Nitches, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Nitches, Inc. and Subsidiaries as of November 30, 2000, and the related condensed consolidated statements of income and cash flows for the three months ended November 30, 2000. These financial statements are the responsibility of management of Nitches, Inc.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Nitches, Inc. and Subsidiaries as of August 31, 2000, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended not presented herein; and in our report dated October 13, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 2000, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



Moss Adams, LLP

Los Angeles, California
January 8, 2001

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         NITCHES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                         November 30,       August 31,
                                                             2000              2000
                                                         ------------       ----------
                                                         (Unaudited)
                                             ASSETS
Current assets:
Cash and cash equivalents                                 $    73,000      $   314,000
Receivables:
   Trade accounts, less allowances                          5,256,000        4,224,000
   Due from affiliates and employees                           33,000           38,000
                                                          -----------      -----------
                                                            5,289,000        4,262,000
Inventories, net                                            4,627,000        5,055,000
Deferred income taxes                                         150,000          150,000
Other current assets                                           47,000           76,000
                                                          -----------      -----------
   Total current assets                                    10,186,000        9,857,000

Furniture, fixtures and equipment, net                        101,000          109,000
Deferred income taxes                                          28,000           28,000
Other assets                                                   19,000           17,000
                                                          -----------      -----------
                                                          $10,334,000      $10,011,000
                                                          ===========      ===========

                LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
Accounts payable                                          $ 2,523,000      $ 2,534,000
Accrued expenses                                              276,000          417,000
Income tax payable                                            323,000           98,000
                                                          -----------      -----------
   Total current liabilities                                3,122,000        3,049,000

Shareholder's equity:
    Common stock, no par value,
      50,000,000 shares authorized; 1,064,680
      shares issued and outstanding                           805,000          805,000
    Retained earnings                                       6,407,000        6,157,000
                                                          -----------      -----------
     Total shareholders' equity                             7,212,000        6,962,000
                                                          -----------      -----------
                                                          $10,334,000      $10,011,000
                                                          ===========      ===========


    The accompanying notes are an integral part of these financial statements

                         NITCHES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                             Three months ended November 30,
                                                  2000               1999
                                             -------------       ------------
Net sales                                     $ 10,993,000       $ 11,527,000
Cost of goods sold                               8,122,000          8,657,000
                                              ------------       ------------
Gross profit                                     2,871,000          2,870,000
Expenses:
     Selling, general and administrative         1,961,000          1,928,000
                                              ------------       ------------
Income from operations                             910,000            942,000
Interest expense, net                              (53,000)           (28,000)
                                              ------------       ------------
Income before income taxes                         857,000            914,000
Provision for income taxes                         338,000            356,000
                                              ------------       ------------
Net income                                    $    519,000       $    558,000
                                              ============       ============
Earnings per basic and diluted share:         $        .49       $        .52
                                              ============       ============
Weighted average number of basic shares
   Outstanding                                   1,064,680          1,064,680
                                              ============       ============
Weighted average number of diluted
   shares Outstanding                            1,064,680          1,064,680
                                              ============       ============


    The accompanying notes are an integral part of these financial statements

                         NITCHES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                        Three months ended November 30,
                                                           2000               1999
                                                        -----------       -----------
Net cash used by operating activities                   $(2,793,000)      $(1,220,000)

Cash flows from financing activities:
  Advances from factor                                    2,818,000         1,528,000
  Dividends paid                                           (266,000)         (266,000)
                                                        -----------       -----------
  Net cash provided by financing activities               2,552,000         1,262,000
                                                        -----------       -----------
Net increase (decrease) in cash and cash equivalents       (241,000)           42,000

Cash and cash equivalents at beginning of period            314,000           201,000
                                                        -----------       -----------
Cash and cash equivalents at end of period                   73,000           243,000
                                                        ===========       ===========

Supplemental disclosures of cash flow information:
      Cash paid during the period:
             Interest                                   $    58,000       $    38,000
             Income taxes                                   113,000            32,000


    The accompanying notes are an integral part of these financial statements

                         NITCHES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

    Nitches, Inc. (the "Company") is a wholesale importer and distributor primarily of women's clothing manufactured to its specifications and distributed in the United States under Company brand labels and private retailer labels.

2. CONDENSED FINANCIAL STATEMENTS:

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. They have been reviewed by the Company's independent auditors in accordance with the professional standards and procedures as set forth in Statement of Auditing Standards No. 71 (SAS 71). SAS 71 procedures for conducting a review of interim financial information generally are limited to inquiries and analytical procedures concerning significant accounting matters relating to the financial information to be reported. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended August 31, 2000. In the opinion of Management, all adjustments considered necessary for a fair representation have been included in the interim period. Operating results for the three months ended November 30, 2000 are not necessarily indicative of the results that may be expected for the year ending August 31, 2001.

3. EARNINGS PER SHARE:

    At November 30, 2000, there were no stock options outstanding and therefore no dilutive effect to the weighted average number of shares outstanding.

4. INVENTORIES:

                      November 30,    August 31,
                         2000            2000
                      ------------    ----------
Fabric and Trims      $  303,000      $  126,000
Finished Goods         4,324,000       4,929,000
                      ----------      ----------
                      $4,627,000      $5,055,000
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

                         NITCHES, INC. AND SUBSIDIARIES

5. TRADE ACCOUNTS (CONTINUED):

                                                             November 30,       August 31,
                                                                 2000              2000
                                                             ------------      -----------
Receivables assigned to factor:
   Non-recourse                                              $ 8,809,000       $ 4,986,000
   Recourse                                                      278,000           239,000
   Advances from factor                                       (3,814,000)         (996,000)
                                                             -----------       -----------
   Due from factor                                             5,273,000         4,229,000
Non-factored accounts receivable                                 466,000           220,000
Allowance for customer credits and doubtful
accounts                                                        (483,000)         (225,000)
                                                             -----------       -----------
                                                             $ 5,256,000       $ 4,224,000
                                                             ===========       ===========
Contingent liabilities for irrevocable letters of credit     $ 3,362,000       $ 4,510,000
                                                             ===========       ===========

    The factoring agreement allows the Company to borrow up to $15,000,000, limited by certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company. The President has provided a $1,000,000 personal guarantee in connection with the factoring arrangement.

6. SPECIAL DIVIDENDS AND RELATED PARTY TRANSACTIONS:

    The Company paid a special dividend of $.25 (twenty-five cents) per share on November 30, 2000, for a total of approximately $266,000, to the shareholders of record as of November 6, 2000. During fiscal 2000, the Company declared and paid special dividends of $1.65 per share.

    The Company purchases labor and administrative services, as needed, at fair market rates, from Kuma Sport, Inc. that is 40% owned by a director of Nitches. The Company purchased labor and administrative services from Kuma Sport, Inc. for $256,000 in the first three months of fiscal 2001.

7. SIGNIFICANT CUSTOMERS:

    Sales to three separate customers (Mervyn's, Kohl's, and Sears) accounted for 60.3%, 15.4%, and 13.0%, respectively, of the Company's net sales in the quarter ended November 30, 2000. Sales to two customers (Mervyn's and JC Penney) accounted for 46.3% and 17.1% of the Company's net sales in the quarter ended November 30, 1999.

    These same customers accounted for 35.6%, 15.7%, and 15.1%, respectively, of the Company's trade receivable balance at November 30, 2000. Sales to three customers accounted for 48.1%, 13.1%, and 8.1%, respectively, of the Company's trade receivable balance at November 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

    Net sales for the three months ended November 30, 2000 decreased approximately $534,000 (4.6%) as compared to the three months ended November 30, 1999. This decline was primarily attributable to a decrease in unit sales in the Company's private label sleepwear product line. Private label sales are the result of a joint product development effort and the use of the retailers' label on the product.

    Gross margins increased from 24.9% for the three months ended November 30, 1999 to 26.1% for the current three-month period. The increase was the result of higher gross margins in the Company's sleepwear product line during the first quarter. The Company's product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margins are likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

    Selling, general and administrative expenses for the first three months of fiscal 2001 were equal to the $1.9 million from last year, and increased as a percent of net sales from 16.6% last year to 17.8% for the current period. The primary reason for the increase as a percentage of sales was due to the decrease in net sales from the earlier period.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital of $7.1 million at November 30, 2000 increased from the August 31, 2000 level of $6.8 million, and the current ratio increased to 3.26:1 at November 30, 2000 from 3.20:1 at August 31, 2000.

    The Company paid a special dividend of $.25 (twenty-five cents) per share on November 30, 2000, for a total of approximately $266,000, to the shareholders of record as of November 6, 2000.

    The Company sells substantially all of its trade receivables to a factor
(CIT) on a pre-approved, non-recourse basis. The Company attempts to make any recourse shipments on a COD basis or ensure that the customers' payments are backed by a commercial or standby letter of credit issued by the customer's bank. The amount of the Company's receivables which were recourse and were not made on a COD basis or supported by commercial or standby letters of credit at November 30, 2000 was approximately $722,000 of which approximately $460,000 has been collected through December 31, 2000.

    Payment for non-recourse factored receivables is made at the time customers make payment to CIT or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date. Under the Discount Factoring Agreement, the Company can request advances in anticipation of customer collections at CIT's prime rate (currently 9.5%) less one-half percent, and open letters of credit through CIT. The amount of borrowings by the Company, including a portion of outstanding letters of credit, are limited to certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company. Borrowings are collateralized by all of the assets of the Company as well as a $1 million guaranty of the Company's president, Mr. Wyandt. At November 30, 2000, the Company had outstanding letters of credit of approximately $3.4 million for the purchase of finished goods, which had been opened through CIT. Under the Discount Factoring Agreement, the Company is required to maintain $5 million of net worth and $5 million of working capital. The Discount Factoring Agreement can be terminated by CIT on 60-days written notice.

INVENTORY

    In its ordinary course of operations, the Company generally makes some sales below its normal selling prices or below cost. Based on prior experience, management believes this will be true for some inventory held or acquired after November 30, 2000. The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

    The Company's inventory decreased from $5.1 million at August 31, 2000 to $4.6 million at November 30, 2000. The Company has established an inventory markdown reserve as of November 30, 2000, which management believes will be sufficient for current inventory that is expected to be sold below cost in the future. There can be no assurance that the Company will realize its expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of November 30, 2000 for which customer sales orders have not yet been received. The inventory markdown reserve is calculated based on specific identification of aged goods and styles that are slow moving or selling off-price.

BACKLOG

    The Company had unfilled customer orders of $14.5 million at November 30, 2000 and 1999, with such orders generally scheduled for delivery by April 2001 and April 2000, respectively. These amounts include both confirmed orders and unconfirmed orders that the Company believes, based on industry practice and past experience, will be confirmed. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at November 30, 2000.

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

IMPACT OF INFLATION AND DEFLATION

    Management does not believe that inflation has had any material impact upon the Company's revenues or income from operations to date. However, continued deflation in women's clothing prices may put pressure on gross margins for the balance of fiscal 2001. The strong resistance on the part of the consumer to increases in price and increasing fabric and labor costs lead to an increased cost of goods on a percentage basis.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Statements in the annual report on Form 10K under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include a softening of retailer or consumer acceptance of the Company's products, pricing pressures and other competitive forces, or unanticipated loss of a major customer. In addition, the Company's business, operations and financial condition are subject to reports and statements filed from time to time with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    There were no material legal proceedings to which the Company or any of its subsidiaries was a party in the quarter ended November 30, 2000.


Item 2. Exhibits and Reports on Form 8-K

    There were no reports on Form 8-K during the quarter ended November 30, 2000.


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


                                                 NITCHES, INC.
                                        --------------------------------
                                                  Registrant


January 12, 2001                     By: /s/ Steven P. Wyandt
                                        --------------------------------
                                            Steven P. Wyandt
                                         As Principal Financial Officer
                                         and on behalf of the Registrant