Form 10-Q
period 2001-02-28
NITCHES INC
filed 2001-04-12
CIK 772263

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED: FEBRUARY 28, 2001


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 12, 2001, 1,064,680 shares of the Registrant's common stock were outstanding.

                        INDEPENDENT ACCOUNTANT'S REPORT



Board of Directors and Shareholders
Nitches, Inc.

We have reviewed the accompanying condensed consolidated balance sheets of Nitches, Inc. and Subsidiaries as of February 28, 2001, and the related condensed consolidated statements of income for three and six months ended and cash flows for the six months ended February 28, 2001. These financial statements are the responsibility of management of Nitches, Inc.

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



Moss Adams, LLP

Los Angeles, California
April 5, 2001

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         NITCHES, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets


                                                      February 28,        August 31,
                                                         2001               2000
                                                      -----------        -----------
                                                      (Unaudited)
                                     ASSETS
Current assets:
Cash and cash equivalents                             $   174,000        $   314,000
Receivables:
   Trade accounts, less allowances                      3,848,000          4,224,000
   Due from affiliates and employees                       92,000             38,000
                                                      -----------        -----------
                                                        3,940,000          4,262,000

Inventories, net                                        4,527,000          5,055,000
Deferred income taxes                                     150,000            150,000
Other current assets                                       46,000             76,000
                                                      -----------        -----------
   Total current assets                                 8,837,000          9,857,000

Furniture, fixtures and equipment, net                     95,000            109,000
Deferred income taxes                                      28,000             28,000
Other assets                                               19,000             17,000
                                                      -----------        -----------
                                                      $ 8,979,000        $10,011,000
                                                      ===========        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
 Accounts payable                                     $ 1,952,000        $ 2,534,000
 Accrued expenses                                         136,000            417,000
 Income tax payable                                        93,000             98,000
                                                      -----------        -----------
    Total current liabilities                           2,181,000          3,049,000

 Shareholders' equity:
     Common stock, no par value,
       50,000,000 shares authorized; 1,064,680
       shares issued and outstanding                      805,000            805,000
     Retained earnings                                  5,993,000          6,157,000
                                                      -----------        -----------
      Total shareholders' equity                        6,798,000          6,962,000
                                                      -----------        -----------
                                                      $ 8,979,000        $10,011,000
                                                      ===========        ===========


    The accompanying notes are an integral part of these financial statements

                         NITCHES, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                     Three months ended                          Six months ended
                                                --------------------------------         ---------------------------------
                                                February 28,        February 29,         February 28,         February 29,
                                                   2001                 2000                 2001                 2000
                                                ------------         -----------          -----------          -----------
Net sales                                       $7,073,000           $9,664,000           $18,066,000          $21,191,000
Cost of goods sold                               5,132,000            7,365,000            13,254,000           16,022,000
                                                ----------           ----------           -----------          -----------
Gross profit                                     1,941,000            2,299,000             4,812,000            5,169,000

Expenses:
     Selling, general and administrative         1,771,000            1,706,000             3,735,000            3,634,000
                                                ----------           ----------           -----------          -----------

Income from operations                             167,000              593,000             1,077,000            1,535,000
Interest and other income (expense), net            22,000              (20,000)              (31,000)             (48,000)
                                                ----------           ----------           -----------          -----------

Income before income taxes                         189,000              573,000             1,046,000            1,487,000
Provision (benefit) for income taxes                70,000              225,000               408,000              582,000
                                                ----------           ----------           -----------          -----------
Net income                                      $  119,000           $  348,000           $   638,000          $   905,000
                                                ==========           ==========           ===========          ===========
Earnings per share                              $      .11           $      .33           $       .60          $       .85
                                                ==========           ==========           ===========          ===========
Shares outstanding                               1,064,680            1,064,680             1,064,680            1,064,680
                                                ==========           ==========           ===========          ===========



    The accompanying notes are an integral part of these financial statements

                         NITCHES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                 Six months ended
                                                           -----------------------------
                                                           February 28,     February 29,
                                                              2001              2000
                                                           ------------     ------------
Net cash provided (used) by operating activities            $(238,000)        $ 582,000
                                                            ---------         ---------
Cash flows from investing activities:
  Capital expenditures                                         (2,000)          (42,000)
                                                            ---------         ---------

Cash flows from financing activities:
  Advances from factor                                        898,000           300,000
  Dividends paid                                             (798,000)         (798,000)
                                                            ---------         ---------
  Net cash provided (used) by financing activities            100,000          (498,000)
                                                            ---------         ---------

Net increase (decrease) in cash and cash equivalents         (140,000)           42,000

Cash and cash equivalents at beginning of period              314,000           201,000
                                                            ---------         ---------
Cash and cash equivalents at end of period                  $ 174,000         $ 243,000
                                                            =========         =========

Supplemental disclosures of cash flow information:
  Cash paid during the period:
             Interest                                       $ 108,000         $  64,000
             Income taxes                                   $ 300,000         $  32,000


    The accompanying notes are an integral part of these financial statements

                         NITCHES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

        Nitches, Inc. (the "Company") is a wholesale importer and distributor primarily of women's clothing manufactured to its specifications and distributed in the United States under Company brand labels and private retailer labels.

2. CONDENSED FINANCIAL STATEMENTS:

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. These have been reviewed by the Company's independent auditors in accordance with the professional standards and procedures as set forth in Statement of Auditing Standards No. 71 (SAS 71). SAS 71 procedures for conducting a review of interim financial information generally are limited to inquiries and analytical procedures concerning significant accounting matters relating to the financial information to be reported. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended August 31, 2000. In the opinion of Management, all adjustments considered necessary for a fair representation have been included in the interim period. Operating results for the six months ended February 28, 2001 are not necessarily indicative of the results that may be expected for the year ending August 31, 2001.

3. EARNINGS PER SHARE:

        At February 28, 2001, there were no stock options or similar instruments outstanding and therefore no dilutive effect to the weighted average number of shares outstanding.

4. INVENTORIES:

                       February 28,       August 31,
                           2001              2000
                       ------------       ----------
Fabric and Trims        $  148,000        $  126,000
Finished Goods           4,379,000         4,929,000
                        ----------        ----------
                        $4,527,000        $5,055,000
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

                         NITCHES, INC. AND SUBSIDIARIES

5. TRADE ACCOUNTS (CONTINUED):

                                                                February 28,         August 31,
                                                                   2001                 2000
                                                                ------------        -----------
Receivables assigned to factor:
   Non-recourse                                                 $ 5,676,000         $ 4,986,000
   Recourse                                                         278,000             239,000
   Advances from factor                                          (1,894,000)           (996,000)
                                                                -----------         -----------
   Due from factor                                                4,060,000           4,229,000
Non-factored accounts receivable                                    173,000             220,000
Allowance for customer credits and doubtful accounts               (385,000)           (225,000)
                                                                -----------         -----------
                                                                $ 3,848,000         $ 4,224,000
                                                                ===========         ===========

Contingent liabilities for irrevocable letters of credit        $ 3,139,000         $ 4,510,000
                                                                ===========         ===========

        The factoring agreement allows the Company to borrow up to $15,000,000, limited by certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company. The Company's President has provided a $1,000,000 personal guarantee in connection with the factoring arrangement.

6. SPECIAL DIVIDENDS AND RELATED PARTY TRANSACTIONS:

        The Company paid a special dividend of $.25 (twenty-five cents) per share on November 30, 2000, for a total of approximately $266,000, to the shareholders of record as of November 6, 2000. Furthermore, on February 23, 2001, the Company paid a special dividend of $.50 (fifty cents) per share, for a total of approximately $532,000, to the shareholders of record as of February 6, 2001. During fiscal 2000, the Company declared and paid special dividends of $1.65 per share.

        The Company purchases labor and administrative services as needed, at fair market rates, from Kuma Sport, Inc., a company that was 40% owned by a director of Nitches until December 2000. At that time, the director transferred his ownership in Kuma Sport to an unrelated party. The Company purchased labor and administrative services from Kuma Sport for $305,000 through December 2000.

7. SIGNIFICANT CUSTOMERS:

        Sales to three separate customers (Mervyn's, Sears, and Kohl's) accounted for 30.6%, 24.7%, and 14.5% respectively, of the Company's net sales in the three months ended February 28, 2001. Three customers accounted for 27.5%, 20.9%, and 15.0% of the Company's net sales in the three months ended February 29, 2000.

        These same customers accounted for 28.5%, 30.3%, and 11.7%, respectively, of the Company's trade receivable balance at February 28, 2001. Three customers accounted for 35.6%, 23.6%, and 15.2% of the Company's trade receivable balance at February 29, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

SIX MONTHS ENDED FEBRUARY 28, 2001 COMPARED TO THE SIX MONTHS ENDED FEBRUARY 29, 2000

        Net sales for the six months ended February 28, 2001 decreased approximately $3.1 million (14.7%) as compared to the six months ended February 29, 2000. This decline was primarily attributable to a decrease in unit sales in the Company's sleepwear product line, including the lack of orders from a major customer which accounted for sales of $1.5 million in fiscal 2000 (see BACKLOG from 10-Q for period ended May 31, 2000) and the delay of shipments into the third quarter by customers due to the slowing of retail sales.

        Gross margin increased from 24.4% for the six months ended February 29, 2000 to 26.6% for the current six-month period. The increase was the result of the Company's product mix shifting to higher gross margin western wear product during the current quarter. The Company's product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margins are likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

        Selling, general and administrative expenses for the first six months of fiscal 2001 were equal to the $3.6 million from last year, and increased as a percent of net sales from 17.1% last year to 20.7% for the current period. The primary reason for the increase as a percentage of sales was due to the decrease in net sales from the earlier period. However, in the second quarter of fiscal 2001 the Company incurred reorganization expenses of approximately $150,000 related primarily to the closing of an overseas buying office in favor of an agency relationship.

THREE MONTHS ENDED FEBRUARY 28, 2001 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 29, 2000

        Net sales for the three months ended February 28, 2001 decreased approximately $2.6 million (26.8%) as compared to the three months ended February 29, 2000. This decline was primarily attributable to a decrease in unit sales in the Company's sleepwear product line, including the lack of orders from a major customer which accounted for sales of $1.5 million in fiscal 2000 (see BACKLOG, 10-Q for period ended May 31,2000) and the delay of shipments into the third quarter by customers due to the slowing of retail sales.

        Gross margin increased from 23.8% for the three months ended February 29, 2000 to 27.4% for the current three-month period. The increase was the result of the Company's product mix shifting to higher gross margin western wear product during this period. The Company's product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margin is likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

        Selling, general and administrative expenses for the second quarter of fiscal 2001 were slightly higher at $1.8 million as compared to $1.7 million a year ago, and increased as a percent of net sales from 17.7% last year to 25.1% for the current period. The primary reason for the increase as a percentage of sales was due to the decrease in net sales from the earlier period. However, in the second quarter of fiscal 2001 the Company incurred reorganization expenses of approximately $150,000 related primarily to the closing of an overseas buying office in favor of an agency relationship.

LIQUIDITY AND CAPITAL RESOURCES

        Working capital declined slightly to $6.7 million at February 28, 2001 as compared to $6.8 at August 31, 2000, and the current ratio increased to 4.05:1 at February 28, 2001 from 3.23:1 at August 31, 2000.

        The Company paid a special dividend of $.25 (twenty-five cents) per share on November 30, 2000, for a total of approximately $266,000, to the shareholders of record as of November 6, 2000. Furthermore, on February 23, 2001, the Company paid a special dividend of $.50 (fifty cents) per share, for a total of approximately $532,000, to the shareholders of record as of February 6, 2001.

        The Company sells substantially all of its trade receivables to a factor
(CIT) on a pre-approved, non-recourse basis. The Company attempts to make any recourse shipments on a COD basis or ensure that the customer's payments are backed by a commercial or standby letter of credit issued by the customers' bank. The amount of the Company's receivables which were recourse and were not made on a COD basis or supported by commercial or standby letters of credit at February 28,2001 was approximately $451,000 of which approximately $142,000 had been collected through March 31, 2001.

        Payment for non-recourse factored receivables is made at the time customers make payment to CIT or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date. Under the Discount Factoring Agreement, the Company can request advances in anticipation of customer collections at CIT's prime rate (currently 9.0%) less one-half percent, and open letters of credit through CIT. The amount of borrowings by the Company, including a portion of outstanding letters of credit, are limited to certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company. Borrowings are collateralized by all of the assets of the Company as well as a $1 million guaranty of the Company's president, Mr. Wyandt. At February 28, 2001, the Company had outstanding letters of credit of approximately $3.1 million for the purchase of finished goods, which had been opened through CIT. Under the Discount Factoring Agreement, the Company is required to maintain $5 million of net worth and $5 million of working capital. The Discount Factoring Agreement can be terminated by CIT on 60-days written notice.

INVENTORY

        In its ordinary course of operations, the Company generally makes some sales below its normal selling prices or below cost. Based on prior experience, management believes this will be true for some inventory held or acquired after February 28, 2001. The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

        The Company's inventory decreased from $5.1 million at August 31, 2000 to $4.5 million at February 28, 2001. The Company has established an inventory markdown reserve as of February 28, 2001, which management believes will be sufficient for current inventory that is expected to be sold below cost in the future. There can be no assurance that the Company will realize its expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of February 28, 2001 for which customer sales orders have not yet been received. The inventory markdown reserve is calculated based on specific identification of aged goods and styles that are slow-moving or selling off-price.

BACKLOG

        The Company had unfilled customer orders of $13.6 million at February 28, 2001 compared to $14.0 million at February 29, 2000, with such orders generally scheduled for delivery by August 2001 and August 2000, respectively. The decrease in the backlog of $0.4 million is primarily the result of a decrease in new private label sleepwear sales for the third quarter, offset by the shifting of some orders from the second quarter due to the slowing of retail sales. These amounts include both confirmed orders and unconfirmed orders that the Company believes, based on industry practice and past experience, will be confirmed. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at February 28, 2001.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        There were no material legal proceedings to which the Company or any of its subsidiaries was a party in the six months ended February 28, 2001.

Item 4. Submission of Matters to a Vote of Security Holders

        An annual meeting of shareholders of the Company was held on December 5, 2000. At the meeting, the shareholders approved the following:

(1) the appointment of Moss Adams LLP as the Company's independent certified public accountants for the fiscal year ending August 31, 2001 by votes of 980,665 for, 500 against, and 102 abstentions, and

(2) the election of directors as follows:

Name                                  Votes For                Withheld
----                                  ---------                --------
Arjun C. Waney                         980,567                    700
Steven P. Wyandt                       980,767                    500
Luther A. Henderson                    980,167                  1,100
Eugene B. Price II                     980,767                    500
William L. Hoese                       980,767                    500


Item 6. Exhibits and Reports on Form 8-K

        There were no reports on Form 8-K during the quarter ended February 28, 2001.



                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                                      NITCHES, INC.
                                            ------------------------------------
                                                       Registrant


April 12, 2001                              By:
                                                   /s/ Steven P. Wyandt
                                            ------------------------------------
                                                     Steven P. Wyandt
                                            As Principal Financial Officer and
                                            on behalf of the Registrant