Form 10-Q
period 2001-05-31
NITCHES INC
filed 2001-07-16
CIK 772263

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2001

Commission File Number 0-13851

NITCHES, INC.

(Exact name of registrant as specified in its charter)

California (State of Incorporation)	95-2848021 (I.R.S. Employer Identification No.)

10280 Camino Santa Fe, San Diego, California 92121 (Address of principal executive offices) Registrant’s telephone number: (858) 625-2633

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	NASDAQ SmallCap Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of July 12, 2001, 1,064,680 shares of the Registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements NITCHES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets

	May 31, 2001	August 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 99,000	$ 314,000
Receivables:
Trade accounts, less allowances	4,487,000	4,224,000
Due from affiliates and employees	68,000	38,000

	4,555,000	4,262,000
Inventories, net	4,293,000	5,055,000
Deferred income taxes	150,000	150,000
Other current assets	114,000	76,000

Total current assets	9,211,000	9,857,000
Furniture, fixtures and equipment, net	87,000	109,000
Deferred income taxes	28,000	28,000
Other assets	19,000	17,000

	$ 9,345,000	$10,011,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 1,856,000	$ 2,534,000
Accrued expenses	453,000	417,000
Income tax payable	145,000	98,000

Total current liabilities	2,454,000	3,049,000
Shareholders’ equity:
Common stock, no par value,
50,000,000 shares authorized; 1,064,680
shares issued and outstanding	805,000	805,000
Retained earnings	6,086,000	6,157,000

Total shareholders’ equity	6,891,000	6,962,000

	$ 9,345,000	$10,011,000

The accompanying notes are an integral part of these financial statements 2

NITCHES, INC. AND SUBSIDIARIES Condensed Consolidated Income Statements (Unaudited)

	Third quarter ended		Nine months ended
	May 31, 2001	May 31, 2001	May 31, 2001	May 31, 2001
Net sales	$8,686,000	$ 10,601,000	$26,751,000	$ 31,792,000
Cost of goods sold	6,207,000	7,514,000	19,460,000	23,536,000

Gross profit	2,479,000	3,087,000	7,291,000	8,256,000
Expenses:
Selling, general and administrative	2,007,000	2,010,000	5,741,000	5,645,000

Income from operations	472,000	1,077,000	1,550,000	2,611,000
Interest & other income (expense), net	117,000	(21,000)	85,000	(69,000)

Income before income taxes	589,000	1,056,000	1,635,000	2,542,000
Provision for income taxes	230,000	410,000	638,000	991,000

Net income	$ 359,000	$ 646,000	$ 997,000	$ 1,551,000

Earnings per share	$.34	$.61	$.94	$1.46

Shares outstanding	1,064,680	1,064,680	1,064,680	1,064,680

The accompanying notes are an integral part of these financial statements 3

NITCHES, INC. AND SUBSIDIARIES Condensed Consolidated Income Statements (Unaudited)

	Nine months ended
	May 31, 2001	May 31, 2000
Net cash provided (used) by operating activities	$ (10,000)	$ 978,000

Cash flows from investing activities:
Capital expenditures	(2,000)	(96,000)

Cash flows from financing activities:
Advances from factor	862,000	160,000
Dividends paid	(1,065,000)	(1,117,000)

Net cash provided (used) by financing activities	(203,000)	(957,000)

Net increase (decrease) in cash and cash equivalents	(215,000)	(75,000)
Cash and cash equivalents at beginning of period	314,000	201,000

Cash and cash equivalents at end of period	$ 99,000	$ 126,000

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$ 149,000	$ 96,000
Income taxes	$ 178,000	$ 32,000

The accompanying notes are an integral part of these financial statements 4

NITCHES, INC. AND SUBSIDIARIES
Condensed Consolidated Income Statements

1. Description of Business

     Nitches, Inc. (the “Company”) is a wholesale importer and distributor primarily of women’s clothing manufactured to its specifications and distributed in the United States under Company brand labels and private retailer labels.

2. Condensed Financial Statements:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. These have been reviewed by the Company’s independent auditors in accordance with the professional standards and procedures as set forth in Statement of Auditing Standards No. 71 (SAS 71). SAS 71 procedures for conducting a review of interim financial information generally are limited to inquiries and analytical procedures concerning significant accounting matters relating to the financial information to be reported. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2000. In the opinion of Management, all adjustments considered necessary for a fair representation have been included in the interim period. Operating results for the nine months ended May 31, 2001 are not necessarily indicative of the results that may be expected for the year ending August 31, 2001.

3. Earnings Per share:

     At May 31, 2001, there were no stock options or similar instruments outstanding and therefore no dilutive effect to the weighted average number of shares outstanding.

4. Inventories:

	May 31, 2001	August 31, 2000
Fabric and Trims	$ 124,000	$ 126,000
Finished Goods	4,169,000	4,929,000

	$4,293,000	$5,055,000

5. Trade accounts:

     Pursuant to the terms of an agreement between Nitches and a factor, Nitches sells a majority of its trade accounts receivable to the factor on a pre-approved, non-recourse basis. The Company may request advances in anticipation of customer collections and open letters of credit through the factor, all of which are collateralized by all of the Company’s assets. Outstanding advances are charged interest at the factor’s prime rate less one half percent. Advances and contingent liabilities for irrevocable letters of credit outstanding are as follows:

NITCHES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statement (continued)

5. Trade accounts (continued):

	May 31, 2001	August 31, 2000
Receivables assigned to factor:
Non-recourse	$ 6,224,000	$ 4,986,000
Recourse	278,000	239,000
Advances from factor	(1,858,000)	(996,000)

Due from factor	4,644,000	4,229,000
Non-factored accounts receivable	249,000	220,000
Allowance for customer credits and doubtful accounts	(406,000)	(225,000)

	$ 4,487,000	$ 4,224,000

Contingent liabilities for irrevocable letters of credit	$ 2,898,000	$ 4,510,000

     The factoring agreement allows the Company to borrow up to $15,000,000, limited by certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company. The Company’s Chairman has provided a $1,000,000 personal guarantee in connection with the factoring arrangement.

6. Special dividends and related party transactions:

     The Company paid a dividend of $.25 (twenty-five cents) per share on November 30, 2000, for a total of approximately $266,000, to the shareholders of record as of November 6, 2000. Additionally, on February 23, 2001, the Company paid a dividend of $.50 (fifty cents) per share, for a total of approximately $532,000, to the shareholders of record as of February 6, 2001. Furthermore, on May 18, 2001, the Company paid a dividend of $.25 (twenty-five cents), for a total of approximately $266,000, to shareholders of record as of April 27, 2001. During fiscal 2000, the Company declared and paid dividends of $1.65 per share.

     The Company purchases labor and administrative services as needed, at fair market rates, from Kuma Sport, Inc., a company that was 40% owned by a director of Nitches until December 2000. At that time, the director transferred his ownership in Kuma Sport to an unrelated party. The Company purchased labor and administrative services from Kuma Sport for $305,000 through December 2000.

7. Significant Customers:

     Sales to two separate customers (Mervyn’s and Costco) accounted for 40% and 19.3%, respectively, of the Company’s net sales in the three months ended May 31, 2001. Three customers accounted for 27.4%, 21.1%, and 13.1% of the Company’s net sales in the three months ended May 31, 2000. For the nine months ended May 31, 2001, three customers (Mervyn’s, Sears, and Kohl’s) accounted for 46.0%, 13.8%, and 13.4%, respectively, of the Company’s net sales.

     Two customers (Mervyn’s and Costco) accounted for 31.2% and 27.3%, respectively, of the Company’s trade receivable balance at May 31, 2001. Three customers accounted for 26.9%, 24.4%, and 11.1% of the Company’s trade receivable balance at May 31, 2000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Nine Months Ended May 31, 2001 Compared to the Nine Months Ended May 31, 2000

     Net sales for the nine months ended May 31, 2001 decreased approximately $5.0 million (15.9%) as compared to the nine months ended May 31, 2000. This decline was primarily attributable to a decrease in unit sales in the Company’s sleepwear product line, including the loss of JC Penney as a customer, which accounted for sales of approximately $1.5 million in fiscal 2000, and the reduction in orders from two major customers. In the present retail environment, major retailers are not expanding their vendor base, making replacement of a lost customer very difficult for the Company.

     Gross margin increased to 27.3% for the nine months ended May 31, 2001 from 26.0% in the year earlier period. The increase was primarily the result of higher gross margins realized in the Company’s sleepwear line. The Company’s product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margins are likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

     Selling, general and administrative expenses for the first nine months of fiscal 2001 increased slightly to $5.7 million from $5.6 million a year ago, and increased as a percent of net sales from 17.8% last year to 21.4% for the current period. The primary reason for the increase as a percentage of sales was due to the decrease in net sales as compared to the earlier period. Additionally, in the second quarter of fiscal 2001 the Company incurred expenses of approximately $150,000 related primarily to the direct cost of closing an overseas buying office in favor of an agency relationship.

     The Company recorded $150,000 of other income in the third quarter of fiscal 2001 as a result of settling a note receivable, which it held related to the sale of product lines in 1995. The Company had fully reserved the total note of $600,000 and accounted for it on a cost recovery basis, recording income only upon receipt of payments. The settlement was reached with the buyer in a credit workout reorganization. In addition to making interest payments of 4% per year, the buyer had paid the Company approximately $1.5 million in rent, taxes, utilities and maintenance for a sublease that ran from July 1995 to July 2000.

Three Months Ended May 31, 2001 Compared to the Three Months Ended May 31, 2000

     Net sales for the three months ended May 31, 2001 decreased approximately $1.9 million (18.1%) as compared to the three months ended May 31, 2000. This decline was primarily attributable to a decrease in unit sales in the Company’s sleepwear product line, resulting from a reduction in orders from two major customers.

     Gross margin decreased to 28.5% for the three months ended May 31, 2001 from 29.1% for the year earlier period. The decrease was the result of the Company’s product mix shifting to lower gross margin sleepwear during the current period. The Company’s product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margin is likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

     Selling, general and administrative expenses for the second quarter of fiscal 2001 remained constant at $2.0 million as compared to a year ago, and increased as a percent of net sales to 23.1% from 19.0% in the year earlier period. The primary reason for the increase as a percent of sales was due to the decrease in net sales from the earlier period.

     As noted above, the Company recorded $150,000 of other income in the third quarter of fiscal 2001 as a result of settling a note receivable.

Liquidity and Capital Resources

     Working capital remained at $6.8 million at May 31, 2001 as compared to August 31, 2000, and the current ratio increased to 3.75:1 at May 31, 2001 from 3.23:1 at August 31, 2000.

     The Company paid special dividends of $.25 (twenty-five cents) per share on November 30, 2000, $.50 (fifty cents) per share on February 23, 2001, and $.25 (twenty-five cents) per share on May 18, 2001, for total dividends paid in fiscal 2001 of approximately $1,065,000.

     The Company sells substantially all of its trade receivables to a factor (CIT) on a pre-approved, non-recourse basis. The Company attempts to make any recourse shipments on a COD basis or ensure that the customers’ payments are backed by a commercial or standby letter of credit issued by the customers’ bank. The amount of the Company’s receivables which were recourse and were not made on a COD basis or supported by commercial or standby letters of credit at May 31, 2001 was approximately $399,500 of which approximately $12,000 had been collected through June 20, 2001.

     Payment for non-recourse factored receivables is made at the time customers make payment to CIT or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date. Under the Discount Factoring Agreement, the Company can request advances in anticipation of customer collections at CIT’s prime rate (currently 7.5%) less one-half percent, and open letters of credit through CIT. The amount of borrowings by the Company, including a portion of outstanding letters of credit, are limited to certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company. Borrowings are collateralized by all of the assets of the Company as well as a $1 million guaranty of the Company’s Chairman, Mr. Wyandt. At May 31, 2001, the Company had outstanding letters of credit of approximately $2.9 million for the purchase of finished goods, which had been opened through CIT. Under the Discount Factoring Agreement, the Company is required to maintain $5 million of net worth and $5 million of working capital. The Discount Factoring Agreement can be terminated by CIT on 60-days written notice.

Inventory

     In its ordinary course of operations, the Company generally makes some sales below its normal selling prices or below cost. Based on prior experience, management believes this will be true for some inventory held or acquired after May 31, 2001. The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

     The Company’s inventory decreased from $5.1 million at August 31, 2000 to $4.3 million at May 31, 2001. The Company has established an inventory markdown reserve as of May 31, 2001, which management believes will be sufficient for current inventory that is expected to be sold below cost in the future. There can be no assurance that the Company will realize its expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of May 31, 2001 for which customer sales orders have not yet been received. The inventory markdown reserve is calculated based on specific identification of aged goods and styles that are slow-moving or selling off-price.

Backlog

     The Company had unfilled customer orders of $12.8 million at May 31, 2001 compared to $13.8 million at May 31, 2000, with such orders generally scheduled for delivery by November 2001 and November 2000, respectively. The decrease in the backlog of $1.0 million is primarily the result of a decrease in western wear orders for the fourth quarter. These amounts include both confirmed orders and unconfirmed orders that the Company believes, based on industry practice and past experience, will be confirmed. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at May 31, 2001.

Impact of Exchange Rates

     While the Company purchases over 90% of its products from foreign manufacturers, all of its purchases are denominated in United States dollars. Because the Company’s products are sold primarily in the United States, in dollar denominated transactions, the Company does not engage in hedging or other arbitrage to reduce currency risk. An increase in the value of the dollar versus foreign currencies could enhance the Company’s purchasing power for new purchase orders and reduce its cost of goods sold. Conversely, a decrease in the value of the dollar relative to foreign currencies could result in an increase in the Company’s cost of manufacturing for new purchase orders and costs of goods sold.

Impact of Inflation and Deflation

     Management does not believe that inflation has had any material impact upon the Company’s revenues or income from operations to date. However, continued deflation in women’s clothing prices may put pressure on gross margins for the balance of fiscal 2001. The strong resistance on the part of the consumer to increases in price and increasing fabric and labor costs lead to an increased cost of goods on a percentage basis.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

     Statements in the annual report on Form 10K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company’s behalf, that are not historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to differ materially from forecasted results. Those risks include a softening of retailer or consumer acceptance of the Company’s products, pricing pressures and other competitive forces, or unanticipated loss of a major customer. In addition, the Company’s business, operations and financial condition are subject to reports and statements filed from time to time with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     There were no material legal proceedings to which the Company or any of its subsidiaries was a party in the nine months ended May 31, 2001.

Item 6. Exhibits and Reports on Form 8-K

     There were no reports on Form 8-K during the quarter ended May 31, 2001.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

NITCHES, INC. —————————————— Registrant

July 16, 2001	By: /s/ Steven P. Wyandt —————————————— Steven P. Wyandt As Principal Financial Officer and on behalf of the Registrant

10