Form 10-K
period 2001-08-31
NITCHES INC
filed 2001-11-23
CIK 772263

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2001

Commission File Number 0-13851

NITCHES, INC.
(Exact name of registrant as specified in its charter)

California (State of Incorporation)	95-2848021 (I.R.S. Employer Identification No.)

10280 Camino Santa Fe, San Diego, California 92121 (Address of principal executive offices) Registrant’s telephone number: (858) 625-2633

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, no par value	Name of each exchange on which registered NASDAQ SmallCap Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of October 31, 2001, 1,064,680 shares of the Registrant’s common stock were outstanding. The aggregate market value of such common stock held by non-affiliates of the Registrant based on the last sale of such stock in the NASDAQ SmallCap Market, on October 31, 2001, was $5,919,621.

Documents Incorporated By Reference

Portions of the Definitive Proxy Statement, to be filed with the Commission and to be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held in December 2001, are incorporated by reference into Part III of this Report on Form 10-K.

PART I

Item 1 — Business

General

     Nitches, Inc. (the “Company” or “Nitches”) has been in the wholesale clothing business since 1973, and imports finished garments manufactured to its specifications from approximately 12 foreign countries. The Company sells all-cotton and cotton blend knit and woven clothing primarily for the female consumer. Retail customers include Cavendars, Kohl’s, Mervyns, Sears, and Sheplers. The Company sells garments to these and other retailers through its own sales force and through independent sales representatives. Nitches provides fashionable clothing to the popularly priced market segment that generally retails between $10 and $35 per item. The Company competes primarily on the basis of price, quality, the desirability of its fabrics, and the reliability of its delivery and service.

     Over the past decade, the apparel market has been marked by deflation and reduced profit margins in certain markets. The consolidation of large retailers has given these retailers leverage to attempt to reduce profit margins to suppliers such as the Company. The Company’s response has been to discontinue product lines in areas where it did not believe it could maintain a reasonable profit margin. On August 22, 1995, the Company sold various assets associated with its junior, girls and maternity product lines to a third party buyer. On October 31, 1995, the Company sold the remaining inventory in such product lines at cost and granted the buyer an exclusive, worldwide license to use various tradenames registered by the Company for these product lines. At that time, the Company also ceased purchasing garments that had previously been sold under the tradenames licensed to the buyer. On September 1, 1997, the Company sold its assets associated with its dress product line to a third party buyer and in January 1998 the Company discontinued its activewear product line.

Product Development and Design

     The Company develops merchandise lines for production and importation in two principal ways: (l) it works with major retailers in developing product lines which the Company then has manufactured and imported and which are generally sold under private retailer labels, and (2) it develops its own lines of clothing styles which are displayed in Company showrooms and which are also shown to retailers by independent sales representatives (“Company Brand”). Styles developed by the Company are sold under both Company trademarks and private retailer labels.

     The Company currently owns a total of 41 federally registered trademarks. While trademarks owned by the Company have always been important to its marketing and competitive strategy, prior to 1995 they were not central factors influencing its sales. However, subsequent to its reorganization in fiscal year 1995, its trademarks in sleepwear and western wear have become more important in identifying the Company’s products. Sleepwear garments are produced in a variety of fabrics and styles, including robes, pajamas, nightshirts and nightgowns which are sold under the Body Drama® label and retailers’ private labels. Western wear shirts are sold primarily under the Company labels Adobe Rose® and Southwest Canyon®. Western wear jeans are sold under the label Posted® through a licensing agreement with a third party supplier.

     The Company occasionally creates original garment shapes or bodies (styles). More importantly, the Company produces garments with original fabric prints and designs. The Company also responds to frequent style changes in the women’s clothing business by maintaining a program of evaluating current trends in style and fabric. In an effort to continually stay abreast of fashion trends, representatives of the Company shop at exclusive department and specialty stores in the United States, Europe, Japan and other countries that are known to sell merchandise with advanced styling direction. The Company also seeks input from selected customers. The Company then selects styles, fabrics, and colors that it believes reflect current fashion trends.

     With regard to private label sales, the Company’s sales personnel meet with buyers representing retailers who custom order products by style, fabric, and color. These buyers may provide samples to the Company or may select styles already available in Company showrooms. The Company has an established reputation for its ability to arrange for foreign manufacture on a reliable, expeditious and cost-effective basis.

Sources of Supply

     Approximately 98% of the garments sold by the Company are manufactured abroad. Contracting with foreign manufacturers enables the Company to take advantage of prevailing lower labor rates, with the consequent ability to produce a quality garment that can be retailed in the popular, value and moderate price ranges. The Company owns 100% of the outstanding capital stock of Nitches Far East Ltd., a Hong Kong corporation that performs production coordination, quality control and sample production services for the Company. Furthermore, the Company has production control liaison offices in Sri Lanka, United Arab Emirates, and India. The Company and its subsidiaries perform no material manufacturing and maintain no significant assets outside the United States.

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

     The following table shows the percentage of the Company’s total purchases, not including freight charges, duties and commissions, from each country for the years ended August 31, 2001, 2000, and 1999.

Percent of Total Purchases by Country

Year ended August 31,	2001	2000	1999
United Arab Emirates	68.25	58.94	57.0
Macau	12.47	16.51	12.2
India	7.34	7.66	8.4
Sri Lanka	7.17	5.66	8.2
Pakistan	1.67	2.18	.91
United States	1.19	2.14	.7
Hong Kong	.95	4.14	4.6
Countries less than .95%
each in the current year.	.96	2.77	7.99

     The Company arranges for the production of garments with suppliers on a purchase order basis, with each order generally backed by an irrevocable letter of credit. The Company does not have any long-term contractual arrangements with manufacturers. This provides the Company with flexibility regarding the selection of manufacturers for future production of goods. The Company believes that other manufacturers could replace the loss of any particular manufacturer in any country within a reasonable time period. However, in the event of the loss of a major manufacturer the Company could experience a temporary interruption in supply.

     In some cases, the manufacturer or agent with whom the Company contracts for production may subcontract work. Most of the listed countries have numerous suppliers, which have the technical capability to manufacture garments of the type sold by the Company. The availability of alternate sources tends to offset the risk associated with the loss of a major manufacturer.

     The Company believes that the production capacity of foreign manufacturers with which it has developed, or is developing, a relationship is adequate to meet the Company’s production requirements for the foreseeable future. However, because of existing and potential import restrictions, the Company continues to attempt to diversify its sources of supply.

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

Marketing and Distribution

     The Company sells its products through an established sales network consisting of both in-house sales personnel and independent sales representative organizations. The Company does not generally advertise, although customers sometimes feature the Company’s products in their advertisements. For both Company Brand and Private Label sales, employees operating in Company showrooms in New York City and Los Angeles represent the Company in soliciting orders nationally from approximately 8 major customers. In addition, senior executives of the Company have primary responsibility for sales to certain key accounts. The Company’s products are also marketed by nineteen commissioned sales representative organizations, all of which are independent contractors, and each of which has been assigned a primary area of responsibility.

     At present, most garments are shipped by suppliers in bulk form to the Company’s warehouse in San Diego, where they are sorted, stored and packed for distribution to customers. From time to time, the Company may rent additional short-term warehouse space as needed to accommodate its requirements during peak shipping periods. In addition, to facilitate shipping to customers, some of its overseas suppliers perform sorting, price ticketing, hanging, and packing functions.

     Purchase orders may be canceled by the Company’s customers in the event of late delivery or in the event of receipt of nonconforming goods. Late deliveries usually are attributable to production or shipping delays beyond the Company’s control. In the event of canceled purchase orders, rejections or returns, the Company will sell garments to other retailers, off-price discount stores or garment jobbers. The Company has, in the past, often been able to recover from its manufacturers some portion of its expenses or losses associated with sales below cost for causes attributable to manufacturing problems. However, the Company has also historically experienced losses on merchandise that is rejected or returned. Past losses on rejected and returned merchandise have not been material to the Company.

     As a result of the Company’s elimination of lower margin product lines, the Company’s business has become more concentrated on certain significant customers. Mervyn’s and Kohl’s accounted for 39.9 % and 18.6%, respectively, of the Company’s net sales in fiscal 2001. Mervyn’s and Sears accounted for 33.4 % and 15.7%, respectively, of the Company’s net sales in fiscal 2000. While the Company believes its relationships with its major customers are good, because of competitive changes and availability of the types of garments sold by the Company from a number of other suppliers, there is the possibility that any customer could lower, or raise, the amount of business it does with the Company. If the Company experiences a significant decrease in sales to any of its major customers, and is unable to replace such sales volume with sales to other major customers, there could be a material adverse financial effect on the Company.

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

     The Agreement on Textile and Clothing (the “ATC”), which became effective on January 1, 1995, provided the basic guidelines for administering import quotas and related matters. The ATC contains three provisions that will affect the Company’s business to varying degrees in the future. First, the ATC requires that import quotas be phased out in four stages over a ten-year period. However, quotas on substantially all of the garments imported by the Company are not scheduled to be phased out until the year 2005. Second, over the first six years, import tariffs will be reduced from an average of 19% to 17.5%. While the tariff reductions apply to most apparel items, the sizes of the reductions are extremely small and are not likely to have a material impact on the Company’s overall cost of merchandise. Finally, new rules of origin took effect on July 1, 1996 whereby the country in which the garment is assembled is deemed the country of origin instead of the country in which the fabric is cut. The biggest impact of the rule change has been on garments produced in China, which assembles large quantities of apparel cut in nearby countries such as Macau, Singapore and Taiwan. Approximately 13.42% of the Company’s garments were produced in China, Hong Kong, and Macao in fiscal 2001. The Company does not expect a significant disruption in its garment purchases as a result of the country of origin rule change.

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

     Import restrictions have, in some cases, increased the cost of finished goods to the Company as a result of increased competition for a restricted supply of goods. The Company’s future results may also be affected by additional bilateral or unilateral trade restrictions, a significant change in existing quotas, political instability resulting in the disruption of trade from exporting countries, or the imposition of additional duties, taxes and other charges on imports.

     Because of import restrictions and quotas, embargos, and political instability in some countries of origin, the Company may be unable, from time to time, to import certain types of garments. Because of the Company’s dependence on foreign suppliers, a significant tightening or utilization of import quotas for the types of garments imported by the Company, applicable to a substantial number of countries from which the Company imports, could force the Company to seek other sources of supply and to take other actions which could increase costs of production. This could also cause delays in production and result in cancellation of orders. Any of these factors could result in an adverse financial impact on the Company.

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

Backlog

     At August 31, 2001 and August 31, 2000 the Company had unfilled customer orders of $14.6 million and $16.2 million, respectively, with such orders generally scheduled for delivery by January 2002 and 2001, respectively. The decrease in backlog is in both the sleepwear and western wear product lines. These amounts include both confirmed orders and unconfirmed orders that the Company believes, based on industry practice and past experience, will be confirmed. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that such action by customers will not reduce the amount of sales realized from the backlog of orders at August 31, 2001.

     In light of the uncertain economic climate that developed following the tragic attacks on the U.S. on September 11, 2001 and subsequent events, the potential for order cancellations and rejections has increased and the ability of the Company to obtain future sales has been impaired. Because of the Company’s reliance upon a few major accounts, any adverse impact of the current economic downturn on one or more of these customers could lead to the cancellation of existing orders and/or an inability to secure future orders, which would have a material adverse financial effect on the Company. As of November market meetings, purchasing decisions for a portion of spring and summer product deliveries have been delayed by customers of our sleepwear and western wear product lines until January. The Company has unfilled customer orders for delivery December 2001 through May 2002 of $8.8 million, compared with $13.9 million for the same period last year. This will have the effect of reducing 2nd and 3rd quarter sales.

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

Competition

     The women’s clothing business is highly competitive and consists of many manufacturers and distributors, none of which accounts for a significant percentage of total sales, but many of which are larger and have substantially greater resources than the Company. The Company competes with a number of companies which import clothing from abroad for wholesale distribution, with domestic retailers having established foreign manufacturing capabilities and with domestically produced goods. Management believes that the Company competes upon the basis of price, quality, the desirability of its fabrics and styles, and the reliability of its service and delivery. In addition, the Company has developed long-term working relationships with manufacturers and agents which presently provide the Company with reliable sources of supply. The Company’s ability to compete effectively is dependent, in part, on its ability to retain managerial personnel with experience in locating, developing and maintaining reliable sources of supply and to retain experienced sales and product development personnel.

Employees

     As of October 26, 2001, the Company had 36 full-time employees, of whom nine worked in executive, administrative or clerical capacities and 27 worked in sales, design, and production. The Company may also employ temporary personnel on a seasonal basis. None of the Company’s employees is represented by a union. The Company considers its working relationships with its employees to be good and has never experienced an interruption of its operations due to any kind of labor dispute.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

     Statements in the annual report on Form 10-K under the caption “Business”, as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company’s behalf, that are not historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to differ materially from forecasted results. Those risks include a softening of retailer or consumer acceptance of the Company’s products, pricing pressures, competitive forces, worldwide political instability, or unanticipated loss of a major customer. In addition, the Company’s business, operations and financial condition are subject to reports and statements filed from time to time with the Securities and Exchange Commission.

Item 2 — Properties

     The Company leases one showroom in New York and one in Los Angeles with an aggregate monthly gross rental of approximately $14,000. The Los Angeles showroom lease expires in July 2002 and the New York lease expires in September 2002. The Company leases a 30,000 square foot warehouse with administrative offices in San Diego with a monthly lease payment of approximately $18,000. The lease expires in September 2002. The Company may lease additional short-term warehouse space from time to time as needed.

Item 3 — Legal Proceedings

     There were no material legal proceedings to which the Company or any of its subsidiaries was a party in the fiscal year ended August 31, 2001.

Item 4 — Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2001.

PART II

Item 5 — Market for the Registrant’s Common Stock and Related Shareholder Matters

     The Company’s Common Stock trades on The NASDAQ SmallCap Market under the symbol NICH. The number of record holders of the Common Stock was 131 on October 19, 2001. The Company believes that there are a significant number of beneficial owners of its Common Stock whose shares are held in “street name”. The closing sales price of the Common Stock on October 31, 2001 was $5.56 per share.

     The high and low stock closing sale prices, for each fiscal quarter ending on the specified date during the last two fiscal years were as follows:

	High	Low
November 30, 1999	$ 3.75	$2.6875
February 28, 2000	6.3125	3.50
May 31, 2000	6.25	4.125
August 31, 2000	7.25	4.875
November 30, 2000	6.5625	4.6875
February 28, 2001	9.4688	4.5312
May 31, 2001	8.25	4.53
August 31, 2001	8.50	5.75

The Company does not have a quarterly dividend policy. However, during fiscal year 2001, the Company declared and paid the following special dividends:

Date Paid	Dividend per share
November 30, 2000	$.25
February 23, 2001	.50
May 18, 2001	.25
August 17, 2001	.35

The Company anticipates paying a dividend in November 2001. 7

Item 6 — Selected Financial Data (In thousands, except per share amounts)

Operating Results:	2001	2000	1999	1998	1997

Net sales	$33,679	$39,471	$31,473	$31,041	$48,414
Cost of goods sold	24,733	29,156	23,275	23,776	36,190

	8,946	10,315	8,198	7,265	12,224
Selling, general and
administrative expenses	7,333	7,403	7,267	8,437	11,888

Income (loss) from operations	1,613	2,912	931	(1,172)	336

Other income	247	20	164	178	151
Interest income (expense), net	(162)	(100)	(44)	190	(167)

Income (loss) before taxes	1,698	2,832	1,051	(804)	320
Provision (benefit) for
income taxes	615	946	410	(807)	125

Net income	$1,083	$1,886	$641	$3	$195

Earnings per share:
Basic	$1.02	$1.77	$0.52	$—	$0.08

Diluted	$1.02	$1.77	$0.52	$—	$0.08

Cash dividends per
common share	$1.35	$1.65	$—	$—	$—

8

Financial Position:	2001	2000	1999	1998	1997

Cash and cash equivalents	$192	$314	$201	$1,338	$955
Receivables	3,179	4,262	3,302	5,435	7,029
Income taxes receivable	75	—	—	5	41
Inventories	5,408	5,055	4,553	5,340	4,272
Total current assets	9,157	9,857	8,993	12,595	13,886
Total assets	9,289	10,011	9,786	13,782	15,079

Accounts payable and
accrued expenses	2,684	2,951	2,954	3,211	2,377
Total current liabilities	2,684	3,049	2,954	3,211	2,377

Shareholders' equity	6,605	6,962	6,832	10,571	11,681

Other Financial Information:
Profitability:
Gross margin	26.60%	26.10%	26.00%	23.40%	25.20%
Operating margin (deficit)	4.80%	7.40%	3.00%	-3.80%	0.70%
Net income as percent
of net sales	3.20%	4.80%	2.00%	—	0.40%
Liquidity:
Current ratio	3.41	3.23	3.04	3.92	5.84
Working capital	$6,473	$6,808	$6,039	$9,384	$11,509

Share data:
Weighted average number of
common shares (000's):
Basic	1,065	1,065	1,226	2,218	2,420
Diluted	1,065	1,065	1,226	2,203	2,536
Number of common shares
outstanding at year end	1,065	1,065	1,065	2,012	2,344

9

Item 7 —Management's Discussion and Analysis of Financial Condition and Results of Operations

Years Ended August 31, 2001 and 2000

     Net sales for the fiscal year ended August 31, 2001 decreased approximately $5.8 million or 14.7 % compared to the fiscal year ended August 31, 2000 due to a decrease in unit sales in both the Company’s sleepwear and western wear product lines, as a result of the general slowdown in the economy. However, cost of sales as a percent of net sales decreased by ½%, leading to an improvement in gross profit margin from 26.1% to 26.6% between fiscal 2000 and 2001. This increase came as a result of higher realized gross margins across all product lines.

     The Company’s product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margins are likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in prior fiscal years.

     Selling, general and administrative expenses decreased slightly in dollar amount from $7.4 million in fiscal 2000 to $7.3 million in fiscal 2001, primarily due to reductions in salaries and commissions as a result of lower sales volume. However, selling, general and administrative expenses increased as a percent of net sales from 18.8 % in fiscal 2000 to 21.8% in fiscal 2001, due primarily to the decrease in sales. Additionally, in the second quarter of fiscal 2001 the Company incurred one-time expenses of approximately $150,000 related primarily to the direct cost of closing an overseas buying office in favor of an agency relationship.

     In the third quarter of fiscal 2001, the Company recorded $150,000 of other income as a result of settling a note receivable, which it held related to the sale of product lines in 1995. The Company had fully reserved the total note of $600,000 and accounted for it on a cost recovery basis, recording income only upon receipt of payments. The settlement was reached with the buyer in a credit workout reorganization. In addition to making interest payments of 4% per year, from July 1995 through July 2000 the buyer paid the Company approximately $1.5 million in rent, taxes, utilities and maintenance under a sublease agreement. Since July 2000, the Company has not sublet property to the buyer.

Years Ended August 31, 2000 and 1999

     Net sales for the fiscal year ended August 31, 2000 increased approximately $7.9 million or 25.1% compared to the fiscal year ended August 31, 1999 due to an increase of unit sales, primarily in the Company’s sleepwear product lines. Overall, sales returns and allowances decreased by 2%, while cost of sales as a percentage of net sales increased by 2%. Thus, the gross profit margin in the aggregate remained relatively consistent from fiscal 1999 to fiscal 2000.

     Selling, general and administrative expenses increased in dollar amount from $7.3 million in fiscal 1999 to $7.4 million in fiscal 2000, and decreased as a percent of net sales (23.1% in fiscal 1999 to 18.8% in fiscal 2000). The increase in dollar amount was primarily due to increased salaries and commissions in line with the increase in sales volume.

Liquidity and Capital Resources

     Working capital decreased to $6.5 million at August 31, 2001 as compared to $6.8 million at August 31, 2000, due to a decrease in trade receivables, offset by an increase in finished goods inventory and a reduction in current liabilities. The Company’s current ratio increased to 3.41:1 at August 31, 2001 from 3.23:1 at August 31, 2000, due to the higher proportional decrease in current liabilities.

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

     Effective October 1, 1998, the Company entered into new agreements with Congress Talcott Corporation West (“Congress”), including a Discount Factoring Agreement, Addendum to Discount Factoring Agreement, Trade Financing Agreement, Inventory Security Agreement, Financial Covenant Agreement and Agreement to Issue Letter of Credit Guaranties (collectively, the “Discount Factoring Agreement”). Effective March 31,1999, the assets of the Congress factoring business were purchased by the CIT Group/Commercial Services, Inc. (“CIT”). Furthermore, effective June 1, 2001, CIT became a wholly owned subsidiary of Tyco International, Ltd. The Company sells substantially all of its trade receivables to CIT on a pre-approved, non-recourse basis. The Company attempts to make the shipments for non-factored customer sales on a COD basis or ensure that the customers’ payments are backed by a commercial or standby letter of credit issued by the customer’s bank. The amount of the Company’s receivables which were recourse and were not made on a COD basis or supported by commercial or standby letters of credit at August 31,2001 was approximately $426,000 of which approximately $157,000 has been collected through October 31, 2001.

     Payment for non-recourse factored receivables is made at the time customers make payment to CIT or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date. Under the Discount Factoring Agreement, the Company can request advances in anticipation of customer collections at CIT’s prime rate (5.5% as of October 31,2001) less one-half percent, and open letters of credit through CIT. The amount of borrowings by the Company, including a portion of outstanding letters of credit, are limited to certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company. Borrowings are collateralized by all of the assets of the Company as well as a $1 million guaranty by the Company’s CEO, Mr. Wyandt. At August 31, 2001, the Company had outstanding letters of credit of approximately $4.7 million, which had been opened through CIT for the purchase of finished goods. Under the Discount Factoring Agreement, the Company is required to maintain $5 million of net worth and $5 million of working capital. The Discount Factoring Agreement can be terminated by CIT on 60-days prior written notice.

     The Company has adequate cash, credit facilities, and other capital resources to meet its planned operating needs.

Other Information

Inventory

     In its ordinary course of operations, the Company generally makes some sales below its normal selling prices or below cost. Based on experience, management believes this will be true for some inventory held on or acquired after August 31, 2001. The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

     The Company’s inventory increased from $5.1 million at August 31, 2000 to $5.4 million at August 31, 2001. The Company has established an inventory markdown reserve as of August 31, 2001, which management believes will be sufficient for current inventory that is expected to be sold below cost in the future. There can be no assurance that the Company will realize its expected selling prices or that the inventory markdown reserve will be adequate for items in inventory as of August 31, 2001 for which customer sales orders have not yet been received. The inventory markdown reserve is calculated based on specific identification of aged goods and styles that are slow-moving or selling off-price.

Impact of Exchange Rates

     While the Company purchased over 98% of its products from foreign manufacturers in fiscal 2001, all of its purchases are denominated in United States dollars. Because the Company’s products are sold primarily in the United States, in dollar denominated transactions, the Company does not engage in currency hedging to reduce currency risk. A prolonged increase in the value of the dollar versus foreign currencies could enhance the Company’s purchasing power for new purchase orders and reduce its cost of goods sold. Conversely, a prolonged decrease in the value of the dollar relative to foreign currencies could result in an increase in the Company’s cost of manufacturing for new purchase orders and costs of goods sold.

Impact of Inflation and Deflation

     Management does not believe that inflation has had any material impact upon the Company’s revenues or income from operations to date. However, continued deflation in women’s clothing prices may put pressure on gross margins in the future. Resistance on the part of the consumer to increases in prices and the increasing fabric and labor costs may lead to an increased cost of goods on a percentage basis.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

     Statements in the annual report on Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company’s behalf, that are not historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to differ materially from forecasted results. Those risks include, among others, a softening of retailer or consumer acceptance of the Company’s products, pricing pressures and other competitive forces, or unanticipated loss of a major customer. In addition, the Company’s business, operations and financial condition are subject to reports and statements filed from time to time with the Securities and Exchange Commission.

Item 8 — Financial Statements and Supplementary Data

Nitches, Inc. and Subsidiaries

Index to Consolidated Financial Statements Filed with the Annual Report of the Company on Form 10-K

Page

Independent Auditor’s Report	14

Consolidated Balance Sheets at August 31, 2001 and 2000	15

Consolidated Statements of Income for the years ended August 31, 2001, 2000 and 1999	16

Consolidated Statements of Shareholders’ Equity for the years ended August 31, 2001, 2000 and 1999	17

Consolidated Statements of Cash Flows for the years ended August 31, 2001, 2000 and 1999	18

Notes to consolidated financial statements	19

13

Independent Auditor’s Report

Board of Directors and Shareholders
Nitches, Inc.
San Diego, California

     We have audited the accompanying consolidated balance sheets of Nitches, Inc. and subsidiaries as of August 31, 2001 and 2000 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended August 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nitches, Inc. and subsidiaries as of August 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Moss Adams LLP

Los Angeles, California
October 16, 2001

NITCHES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	August 31,

	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$192,000	$314,000
Receivables:
Trade accounts, less allowances ($196,000 in 2001
and $225,000 in 2000)	3,143,000	4,224,000
Due from affiliates and employees	36,000	38,000

Total receivables	3,179,000	4,262,000

Refundable income taxes	75,000	—
Inventories, less allowances ($102,000 in 2001
and $133,000 in 2000)	5,408,000	5,055,000
Deferred income taxes	180,000	150,000
Other current assets	123,000	76,000

Total current assets	9,157,000	9,857,000

Furniture, fixtures and equipment, net	77,000	109,000
Deferred income taxes	38,000	28,000
Other assets	17,000	17,000

	$9,289,000	$10,011,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,430,000	$2,534,000
Accrued expenses	254,000	417,000
Income taxes payable	—	98,000

Total current liabilities	2,684,000	3,049,000

Shareholders’ equity:
Preferred stock, no par value; 25,000,000 shares authorized,
no shares issued or outstanding	—	—
Common stock, no par value; 50,000,000 shares authorized;
1,064,680 shares issued and outstanding	805,000	805,000
Retained earnings	5,800,000	6,157,000

Total shareholders’ equity	6,605,000	6,962,000

	$9,289,000	$10,011,000

The accompanying notes are an integral part of these consolidated financial statements. 15

NITCHES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year ended August 31,

	2001	2000	1999

Net sales	$33,679,000	$39,471,000	$31,473,000

Cost of goods sold	24,733,000	29,156,000	23,275,000

Gross profit	8,946,000	10,315,000	8,198,000

Selling, general and administrative expenses	7,333,000	7,403,000	7,267,000

Income from operations	1,613,000	2,912,000	931,000

Other income	247,000	20,000	164,000
Interest expense, net	(162,000)	(100,000)	(44,000)

Income before income taxes	1,698,000	2,832,000	1,051,000

Provision for income taxes	615,000	946,000	410,000

Net income	$1,083,000	$1,886,000	$641,000

Earnings per share (basic and diluted)	$1.02	$1.77	$0.52

The accompanying notes are an integral part of these consolidated financial statements. 16

NITCHES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

	Common Stock		Retained	Total Shareholders’
	Shares	Amount	Earnings	Equity

Balance, August 31, 1998	2,012,030	$1,308,000	$9,263,000	$10,571,000

Net income			641,000	641,000
Options exercised, including
income tax benefit	162,500	164,000		164,000
Purchases and retirement of
common stock	(1,109,850)	(667,000)	(3,877,000)	(4,544,000)

Balance, August 31, 1999	1,064,680	805,000	6,027,000	6,832,000

Net income			1,886,000	1,886,000
Dividends			(1,756,000)	(1,756,000)

Balance, August 31, 2000	1,064,680	805,000	6,157,000	6,962,000

Net income			1,083,000	1,083,000
Dividends			(1,440,000)	(1,440,000)

Balance, August 31, 2001	1,064,680	$805,000	$5,800,000	$6,605,000

The accompanying notes are an integral part of these consolidated financial statements. 17

NITCHES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended August 31,

	2001	2000	1999

Cash flows from operating activities:
Net income	$1,083,000	$1,886,000	$641,000
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	32,000	43,000	91,000
Loss on disposal of fixed assets	—	26,000	—
(Increase) decrease in trade receivables	1,081,000	(957,000)	2,039,000
(Increase) decrease in income taxes refundable/payable	(173,000)	98,000	5,000
(Increase) decrease in inventories	(353,000)	(502,000)	787,000
(Increase) decrease in deferred income taxes	(40,000)	816,000	480,000
(Increase) decrease in other current assets	(45,000)	511,000	(342,000)
(Increase) decrease in other assets	—	46,000	—
Increase (decrease) in accounts payable
and accrued expenses	(267,000)	(2,000)	(257,000)

Net cash provided by operating activities	1,318,000	1,965,000	3,444,000

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	—	(96,000)	(37,000)

Net cash used by investing activities	—	(96,000)	(37,000)

Cash flows from financing activities:
Dividends paid	(1,440,000)	(1,756,000)	—
Purchases and retirement of common stock	—	—	(4,544,000)

Net cash used by financing activities	(1,440,000)	(1,756,000)	(4,544,000)

Net increase (decrease) in cash and cash equivalents	(122,000)	113,000	(1,137,000)
Cash and cash equivalents at beginning of year	314,000	201,000	1,338,000

Cash and cash equivalents at end of year	$192,000	$314,000	$201,000

Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest	$162,000	$100,000	$263,000

Income taxes	$828,000	$32,000	$23,000

Non-cash activities:
Deferred tax benefit for exercise of stock options	$—	$—	$164,000

The accompanying notes are an integral part of these consolidated financial statements. 18

NITCHES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

     Nitches, Inc. (the “Company”) is a wholesale importer and distributor primarily of women’s clothing manufactured to its specifications and distributed in the United States under Company brand labels and private retailer labels.

2. Summary of Significant Accounting Policies

Principles of Consolidation:

     The consolidated financial statements include the accounts of Nitches, Inc. and its subsidiaries. The Company’s wholly owned subsidiaries include Nitches Far East Limited and Body Drama Far East Limited. Prior to August 31, 1998, Body Drama, Inc. was a wholly owned subsidiary of Nitches, Inc. consolidated in the financial statements of Nitches, Inc. Effective August 31, 1998, Body Drama, Inc. was merged into Nitches, Inc. and Body Drama, Inc. ceased to exist as a separate legal entity. All significant inter-company transactions and balances are eliminated in consolidation.

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

Earnings Per Share:

     The computation of net income per common share is based on the weighted average number of common shares outstanding plus common share equivalents arising from dilutive stock options, if any.

     The weighted average number of common shares and common share equivalents outstanding for basic and diluted earnings per share was 1,064,680 for fiscal 2001; 1,064,680 for fiscal 2000; and 1,225,914 for fiscal 1999.

NITCHES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition:

     The Company recognizes revenue as of the date merchandise is shipped to its customers.

Income Taxes:

     The Company records income taxes using an asset and liability method. Under this method, deferred Federal and state income tax assets and liabilities are provided for temporary differences between the financial reporting basis and the tax-reporting basis of the consolidated assets and liabilities. Income taxes are further explained in Note 7.

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

Recently issued accounting pronouncements:

     During 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standard No. 140 (“Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125”), No. 141 (“Business Combinations”), No. 142 (“Goodwill and Other Intangible Assets”), No. 143 (“Accounting for Asset Retirement Obligations”), and No. 144 (“Accounting for the Impairment or Disposal of Long-Lived Assets”) which are effective for years after 2001. Management believes these pronouncements will not have a material effect on the Company's financial statements or disclosures.

3. Inventories

	August 31,

	2001	2000

Fabric and trim	$117,000	$126,000
Finished goods	5,291,000	4,929,000

	$5,408,000	$5,055,000

4. Furniture, Fixtures and Equipment

	August 31,

	2001	2000

Leasehold improvements	$15,000	$15,000
Computer equipment	256,000	256,000
Vehicles	115,000	115,000
Furniture, fixtures and other equipment	44,000	44,000

	430,000	430,000
Less accumulated depreciation and amortization	353,000	321,000

	$77,000	$109,000

20

NITCHES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	August 31,

	2001	2000

Receivables assigned to factor:
Non-recourse	$3,828,000	$4,986,000
Recourse	191,000	239,000
Advances from factor	(915,000)	(996,000)

Due from factor	3,104,000	4,229,000
Non-factored accounts receivable	235,000	220,000
Allowance for customer credits and doubtful accounts	(196,000)	(225,000)

	$3,143,000	$4,224,000

Contingent liabilities for irrevocable letters of credit	$4,695,000	$4,510,000

     The factoring agreement allows the Company to borrow up to $15,000,000, limited by certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company. Outstanding borrowings are collateralized by accounts receivable and inventories. The CEO has provided a $1,000,000 personal guarantee in connection with the factoring arrangement.

6. Income Taxes

     The components of the provision for income taxes are as follows:

	Year ended August 31,

	2001	2000	1999

Current:
Federal	$525,000	$833,000	$333,000
State	130,000	200,000	90,000

	655,000	1,033,000	423,000

Deferred:
Federal	(34,000)	694,000	408,000
State	(6,000)	122,000	72,000

	(40,000)	816,000	480,000
NOL utilized	—	(903,000)	(493,000)

	(40,000)	(87,000)	(13,000)

Provision	$615,000	$946,000	$410,000

21

NITCHES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Income Taxes (continued)

     Net deferred income tax assets at August 31, 2001 and 2000 consist of the tax effects of temporary differences related to the following:

	August 31,

	2001	2000

Current deferred assets:
Inventories	$152,000	$172,000
Sales returns and doubtful
account reserves	80,000	90,000
Accrued vacation and bonuses	13,000	32,000
Other items	(65,000)	(144,000)

	$180,000	$150,000

	August 31,

	2001	2000

Non-current deferred assets:
Fixed and intangible assets	$38,000	$28,000

	$38,000	$28,000

Differences between the statutory Federal income tax rate and the effective tax rate as a percentage of pre-tax income are as follows:

	Year ended August 31,

	2001	2000	1999

Statutory rate	34.0%	34.0%	34.0%
State income taxes, net of
Federal benefit	5.8%	5.8%	5.8%
Change in valuation
allowance	—	(4.5)%	—
Nondeductible entertainment
expenses	(.3)%	—	(.4)%
Other items	(3.2)%	—	(.4)%

Effective rate	36.3%	35.3%	39.0%

     In 1999, the Company settled an examination by the California Franchise Tax Board for fiscal years 1992 through 1994. The resulting assessments did not have a material adverse impact on the financial position of the Company.

7. Employee Benefit Plans

     The Company has a 401(k) Savings Plan, whereby employees may make investments in various independent funds and Company stock. The Company may match employee contributions to this Plan on a discretionary basis or contribute on a profit sharing basis. The Company made no matching or profit sharing contributions to this Plan in fiscal 2001, 2000, or 1999.

8. Stock Options and Dividends

Executive Stock Options

     During fiscal 1999, certain directors and officers exercised 346,670 options and received 162,500 shares of common stock. These options were exercised without cash consideration to the Company for a reduced number of shares. The $164,000 charge to common stock in fiscal 1999 in the accompanying financial statements represents the income tax benefit to the Company as a result of these transactions. No stock options are outstanding as of August 31, 2000 or 2001.

NITCHES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Stock Options and Dividends (continued)

Dividends

     During fiscal 2001, the company declared and paid dividends of $1.35 per share. During fiscal 2000, the company declared and paid dividends of $1.65 per share.

9. Leases

     The Company has lease commitments expiring at various dates through July 2004, principally for real property and equipment. The aggregate minimum rental commitments for future years ending August 31 for all non-cancelable leases having initial or remaining terms of one or more years are as follows:

2002	$401,000
2003	44,000
2004	19,000

$464,000

     The Company’s leases for real property are generally subject to rent escalation based on increases in the consumer price or other indices with certain minimum and maximum increases. Rent expense, net of sublease income, was approximately $429,000, $403,000, and $512,000, during fiscal 2001, 2000 and 1999, respectively.

10. Operating segments

     The Company’s products comprise a single operating segment. No significant assets are maintained outside the United States. Sales are made at a variety of customers throughout the United States. Sales to Mervyn’s, Kohl’s and Sears accounted for 39.9%, 18.6%, and 10.9%, respectively, of the Company’s net sales in the fiscal year ended August 31, 2001. Sales to two separate customers accounted for 33.4% and 15.7%, respectively, of the Company’s net sales in the fiscal year ended August 31, 2000.

     Kohl’s and Mervyn’s accounted for 40.3% and 26.1%, respectively, of the Company’s trade receivable balance at August 31, 2001. Three customers accounted for 26.5%, 25.7%, and 10.3%, respectively, of the Company’s trade receivable balance at August 31, 2000.

11. Sale of Product Lines

     In the third quarter of fiscal 2001, the Company recorded $150,000 of other income as a result of settling a note receivable, which it held related to the sale of product lines in 1995. The Company had fully reserved the total note of $600,000, recording income only upon receipt of payments. The settlement was reached with the buyer in a credit workout reorganization. The Company also received interest income of $14,000 during fiscal 2001 in accordance with the original note agreement. Furthermore, from July 1995 through July 2000 the buyer paid the Company approximately $1.5 million in rent, taxes, utilities and maintenance under a sublease agreement.

12. Tender offers and related party transactions

     On October 21, 1998, the Company purchased and retired 1,049,500 shares of its outstanding common stock for $4 per share in connection with a self-tender offer. The total cost of the transaction to the Company was approximately $4,300,000. Cash and cash equivalents, together with proceeds from borrowings under the new factoring agreement were used to purchase the tendered shares. The Company’s CEO subsequently purchased approximately 330,000 shares from its chairman emeritus and a director at the $4 per share tender price. Additionally, the Company purchased, as part of its ongoing stock repurchase program, 60,350 shares at an average price of $3.22 per share. The stock repurchase plan authorizes management to make purchases from time to time in the open market or through privately negotiated transactions. The timing of the future repurchases, if any, and the amount of shares will be based on management’s ongoing assessment of the Company’s working capital requirements and liquidity.

NITCHES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company purchases labor and administrative services as needed, at fair market rates, from Kuma Sport, Inc., a company that was 40% owned by a director of Nitches until December 2000. At that time, the director sold his ownership in Kuma Sport to an unrelated party. In fiscal 2001, the Company purchased labor and administrative services from Kuma Sport for $305,000 through December 2000.

13. Employment Agreements

     The Company has an Employment Agreement expiring August 31, 2004 with its CEO. The annual base salary, excluding bonuses and employee benefits, is $250,000. In the event that the CEO is terminated without cause prior to the expiration of the Employment Agreement, he will receive the salary remaining through the end of the term of the Employment Agreement and a continuation of certain employee benefits.

14. Quarterly Results of Operations (Unaudited)

     The following is a summary of the quarterly results of operations for the years ended August 31, 2001 and 2000:

	Three months ended

	November 30	February 28	May 31	August 31

	(In thousands, except per share amounts)
Fiscal 2001:
Net sales	$10,993	$7,073	$8,686	$6,927
Gross profit	2,871	1,941	2,479	1,655
Net income	519	119	359	86
Net income per common share	$.49	$.11	$.34	$.08

Fiscal 2000:
Net sales	$11,527	$9,664	$10,601	$7,679
Gross profit	2,870	2,299	3,087	2,058
Net income	558	348	646	334
Net income per common share	$.52	$.33	$.61	$.31

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10 — Directors and Executive Officers of the Registrant

     The information required as to this Item is incorporated herein by reference from the data under the caption “Information Concerning Nominees, Directors and Executive Officers” in the Proxy Statement (“2001 Proxy Statement”) to be used in connection with the solicitation of proxies to be voted at the Registrant’s annual meeting of shareholders to be held in December 2001, to be filed with the Commission in November 2001.

Item 11 — Executive Compensation

     The information required as to this Item is incorporated herein by reference from the data under the captions “Executive Officer Compensation”, “Board Compensation Committee Report on Executive Compensation” and “Employment Agreements” in the 2001 Proxy Statement.

Item 12 — Security Ownership of Certain Beneficial Owners and Management

     The information required as to this Item is incorporated herein by reference from the data under the caption “Principal Shareholders” in the 2001 Proxy Statement.

Item 13 — Certain Relationships and Related Transactions

     The information required as to this Item is incorporated herein by reference from the data under the caption “Certain Relationships and Related Transactions” in the 2001 Proxy Statement.

PART IV

Item 14 — Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this report:

1.	The following consolidated financial statements of the Registrant are included as part of this report:

Consolidated Balance Sheets as of August 31, 2001 and 2000;

Consolidated Statements of Income for the years ended August 31, 2001, 2000 and 1999;

Consolidated Statements of Shareholders’ Equity for the years ended August 31, 2001, 2000 and 1999;

Consolidated Statements of Cash Flows for the years ended August 31, 2001, 2000 and 1999;

Notes to Consolidated Financial Statements; and Independent Auditor Report

2.	The following financial statement schedules of the Registrant are included as part of this report:

Report of independent auditors on schedule

Schedule II — Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because they are not required, are inapplicable or the information is otherwise shown in the financial statements or notes thereto.

3.	The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K:

3.1	Articles of Incorporation of the Company, as amended (1)

3.2	Bylaws of the Company, as amended (2)

4	See 3.1 and 3.2, above

25

10	Material Contracts:

10.3.3	Executive Option Plan adopted October 3, 1989, as amended (3)

10.5.12	Lease Agreement between the Company and Broadway and 41st Associates Limited Partnership dated August 17, 1989 (4)

10.6	Form of Indemnification Agreement for Officers and Directors (1)

10.12	Employee Stock Purchase Plan (5)

10.30	Asset Purchase Agreement and related agreements between the Company and Design and Source Holding Company, Ltd. effective July 1, 1995 (6)

10.34	Employment Agreement dated January 1, 1998 between the Company and Steven Wyandt (7)

10.35	Documents concerning offer to purchase shares pursuant to a tender offer dated August 18, 1998 (7)

10.36	Employment agreement dated September 1, 1998 between the Company and Steven Wyandt (7)

10.37	Employment agreement dated September 1, 2001 between the Company and Steven Wyandt (7)

21	Subsidiaries of the Registrant (4)

24	Power of Attorney regarding authority to documents to be filed with the Commission (4)

(b) Exhibits and Reports on Form 8-K.    None

Footnotes

(1)	Incorporated by reference from Registrant’s Form 10-K filed on November 23, 1992 for the fiscal year ended August 31, 1992.

(2)	Incorporated by reference from Registrant’s Form 10-K filed on November 23, 1988 for the fiscal year ended August 31, 1988.

(3)	Incorporated by reference from Registrant’s Definitive Proxy Statement filed November 13, 1995. Incorporated by reference from Form S-1 filed on August 26, 1991 by Body Drama, Inc., Commission file number 33-42417, Exhibit 10.2.

(4)	Incorporated by reference from Registrant’s Form 10-K filed on November 21, 1989 for the fiscal year ended August 31, 1989.

(5)	Incorporated by reference from Registrant’s Form 10-K filed on November 21, 1991 for the fiscal year ended August 31, 1991.

(6)	Incorporated by reference from Registrant’s Form 10-K filed on November 3, 1995 for the fiscal year ended August 31, 1995.

(7)	Incorporated by reference in Schedule 13E-4 filed with the SEC on August 18, 1998 and amendments related thereto.

26

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: November 12, 2001

NITCHES, INC.

By:         /s/ Steven P. Wyandt
————————————————
         Steven P. Wyandt, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Steven P. Wyandt ———————————————— Steven P. Wyandt	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Director	November 12, 2001

/s/ Paul M. Wyandt ———————————————— Paul M. Wyandt	President, Chief Operating Officer (Principal Operating Officer), and Director	November 12, 2001

/s/ Arjun C. Waney ———————————————— Arjun C. Waney	Director	November 12, 2001

/s/ Eugene B. Price II ———————————————— Eugene B. Price II	Director	November 12, 2001

/s/ Luther A. Henderson ———————————————— Luther A. Henderson	Director	November 12, 2001

/s/ William L. Hoese ———————————————— William L. Hoese	Director	November 12, 2001

27

Independent Auditor’s Report

To the Board of Directors and Shareholders
Nitches, Inc. and Subsidiaries
San Diego, California

Our audit of the consolidated financial statements of Nitches, Inc. and Subsidiaries referred to in our report dated October 16, 2001 appearing in item 8 in this Annual Report of Form 10-K also included an audit of the information included in the financial statement schedule listed in item 14(a) of this Form 10-K. In our opinion, the information included in the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

MOSS ADAMS LLP

Los Angeles, California
October 16, 2001

     Schedule II

NITCHES, INC.

Valuation and Qualifying Accounts and Reserves

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year

Year ended August 31, 1999
Allowance for doubtful accounts &	$275,000	$554,000	—	$455,000	$374,000
sales returns
Inventory markdown allowance	$130,000	$229,000	—	$160,000	$199,000
Note receivable reserve	$600,000	—	—	—	$600,000

Year ended August 31, 2000
Allowance for doubtful accounts &	$374,000	$300,000	—	$449,000	$225,000
sales returns
Inventory markdown allowance	$199,000	$199,000	—	$265,000	$133,000
Note receivable reserve	$600,000	—	—	—	$600,000

Year ended August 31, 2001
Allowance for doubtful accounts &	$225,000	$279,000	—	$308,000	$196,000
sales returns
Inventory markdown allowance	$133,000	$40,000	—	$71,000	$102,000
Note receivable reserve	$600,000	—	—	$600,000	—

29

EXHIBIT INDEX

Exhibit Number	Exhibit

*3.1	Articles of Incorporation of the Company, as amended
*3.2	Bylaws of the Company, as amended
*4	See 3.1 and 3.2, above
*10.3.3	Executive Option Plan adopted October 3, 1989, as amended
*10.5.12	Lease Agreement between the Company and Broadway and 41st Associates Limited Partnership dated August 17, 1989
*10.6	Form of Indemnification Agreement for Officers and Directors
*10.12	Employee Stock Purchase Plan
*10.30	Asset Purchase Agreement and related agreements between the Company and Design and Source Holding Company, Ltd effective July 1, 1995
*10.34	Employment Agreement dated January 1, 1998 between the Company and Steven P. Wyandt
*10.35	Documents concerning offer to purchase shares pursuant to a tender offer dated August 18, 1998
*10.36	Employment Agreement dated September 1, 1998 between the Company and Steven P. Wyandt
*10.37	Employment Agreement dated September 1, 2001 between the Company and Steven P. Wyandt
*21	Subsidiaries of the Registrant
*24	Power of Attorney regarding authority to sign documents to be filed with the Commission

* Incorporated by reference; see page 26. 30