Form 10-Q
period 2001-11-30
NITCHES INC
filed 2002-01-14
CIK 772263

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2001

Commission File Number 0-13851

NITCHES, INC.

(Exact name of registrant as specified in its charter)

California	95-2848021
(State of Incorporation)	(I.R.S. Employer Identification No.)

10280 Camino Santa Fe, San Diego, California 92121 (Address of principal executive offices) Registrant’s telephone number: (858) 625-2633 Securities registered pursuant to Section 12(b) of the Act:

Name of each
Title of each class	exchange on which registered
Common Stock, no par value	NASDAQSmallCap Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of January 11, 2002 1,064,680 shares of the Registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements NITCHES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets

ASSETS
	November 30, 2001	August 31, 2000
Current assets:
Cash and cash equivalents	$ 202,000	$ 192,000
Receivables:
Trade accounts, less allowances	4,581,000	3,143,000
Due from affiliates and employees	26,000	36,000

Total receivables	4,607,000	3,179,000

Refundable income taxes	—	75,000
Inventories	3,733,000	5,408,000
Deferred income taxes	180,000	180,000
Other current assets	92,000	123,000

Total current assets	8,814,000	9,157,000

Furniture, fixtures and equipment, net	112,000	77,000
Deferred income taxes	38,000	38,000
Other assets	17,000	17,000

	$8,981,000	$9,289,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,354,000	$2,430,000
Accrued expenses	22,000	254,000
Income taxes payable	—	—

Total current liabilities	2,376,000	2,684,000

Shareholders’ equity:
Preferred stock, no par value; 25,000,000 shares authorized,
no shares issued or outstanding	—	—
Common stock, no par value; 50,000,000 shares authorized;
1,064,680 shares issued and outstanding	805,000	805,000
Retained earnings	5,800,000	5,800,000

Total shareholders’ equity	6,605,000	6,605,000

	$8,981,000	$9,289,000

The accompanying notes are an integral part of these financial statements 2

NITCHES, INC. AND SUBSIDIARIES Consolidated Statements of Income (Unaudited)

	Three months ended November 30,
	2001	2000

Net sales	$ 9,895,000	$ 10,993,000

Cost of goods sold	7,784,000	8,122,000

Gross profit	2,111,000	2,871,000

Selling, general and administrative expenses	1,813,000	1,961,000

Income from operations	298,000	910,000

Interest expense, net	(37,000)	(53,000)

Income before income taxes	261,000	857,000

Provision for income taxes	102,000	338,000

Net income	$ 159,000	$ 519,000

Earnings per share (basic and diluted)	$ 0.15	$ 0.49

Shares outstanding (basic and diluted)	1,064,680	1,064,680

The accompanying notes are an integral part of these financial statements 3

NITCHES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended November 30,
	2001	2000

Net cash provided by operating activities	$ 209,000	$ 25,000

Cash flows from investing activities:
Capital expenditures	(40,000)	—

Cash flows from financing activities:
Dividends paid	(159,000)	(266,000)

Net increase (decrease) in cash and cash equivalents	10,000	(241,000)

Cash and cash equivalents at beginning of period	192,000	314,000

Cash and cash equivalents at end of period	$ 202,000	$ 73,000

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$ 37,000	$ 58,000
Income taxes	4,000	113,000

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

2.       Condensed Financial Statements:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2001. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included in the interim period. Operating results for the three months ended November 30, 2001 are not necessarily indicative of the results that may be expected for the year ending August 31, 2002.

3.       Earnings Per share:

     At November 30, 2001, there were no stock options or similar instruments outstanding and therefore no dilutive effect to the weighted average number of shares outstanding.

4.       Inventories:

	November 30, 2001	August 31, 2001
Fabric and trim	$ 241,000	$ 117,000
Finished goods	3,492,000	5,291,000

	$ 3,733,000	$ 5,408,000

5.       Trade accounts receivable:

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

NITCHES, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statement (continued) 5. Trade accounts receivable (continued):

	November 30, 2001	August 31, 2001
Receivables assigned to factor:
Non-recourse	$ 9,041,000	$ 3,828,000
Recourse	80,000	191,000
Advances from factor	(4,301,000)	(915,000)

Due from factor	4,820,000	3,104,000
Non-factored accounts receivable	237,000	235,000
Allowance for customer credits and doubtful accounts	(476,000)	(196,000)

	$ 4,581,000	$ 3,143,000

Contingent liabilities for irevocable letters of credit	$ 2,531,000	$ 4,695,000

     The factoring agreement allows the Company to borrow up to $15,000,000, limited by certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company. The Company’s Chairman has provided a $1,000,000 personal guarantee in connection with the factoring arrangement.

6.       Special dividends:

     The Company paid a dividend of $.15 (fifteen cents) per share on December 7, 2001, for a total of approximately $159,000, to the shareholders of record as of November 23, 2001. During fiscal 2001, the Company declared and paid dividends of $1.35 per share.

7.       Significant Customers:

     Sales to two separate customers (Mervyn’s and Kohl’s) accounted for 47.6% and 27.2%, respectively, of the Company’s net sales in the three months ended November 30, 2001. Three customers accounted for 60.3%, 15.4%, and 13.0% of the Company’s net sales in the three months ended November 30, 2000.

     Two customers (Mervyn’s and Kohl’s) accounted for 54.2% and 28.4%, respectively, of the Company’s trade receivable balance at November 30, 2001. Three customers accounted for 35.6%, 15.7%, and 15.1% of the Company’s trade receivable balance at November 30, 2000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended November 30, 2001 Compared to the Three Months Ended November 30, 2000

     Net sales for the three months ended November 30, 2001 decreased approximately $1.1 million (10.0%) as compared to the three months ended November 30, 2000. This decline was attributable to a decrease in unit sales in the Company’s sleepwear and western wear product lines.

     Cost of sales as a percent of net sales increased 4.8%, generating a lower gross profit margin of 21.3% for the three months ended November 30, 2001 as compared to 26.1% for the year earlier period. The decrease came as the result of lower realized gross margins across all product lines. The Company’s product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margin is likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

     Selling, general and administrative expenses for the first quarter of fiscal 2002 declined $150,000 as compared to a year ago, due primarily to a decrease in sales commissions in line with the reduced sales volume noted above. Expenses increased as a percent of net sales to 18.3% from 17.8% in the year earlier period, due to the decrease in net sales from the earlier period.

Liquidity and Capital Resources

     Working capital declined slightly to $6.4 million at November 30, 2001 from $6.5 million at August 31, 2001, and the current ratio decreased to 3.71:1 at November 30, 2001 from 3.75:1 at August 31, 2001.

     The Company paid a dividend of $.15 (fifteen cents) per share on December 7, 2001, for a total of approximately $159,000.

     The Company sells substantially all of its trade receivables to a factor (Tyco Capital, previously CIT) on a pre-approved, non-recourse basis. The Company attempts to make any recourse shipments on a COD basis or ensure that the customers’ payments are backed by a commercial or standby letter of credit issued by the customers’ bank. The amount of the Company’s receivables that were recourse and were not made on a COD basis or supported by commercial or standby letters of credit at November 30, 2001 was approximately $317,000 of which approximately $227,000 had been collected through January 4, 2001.

     Payment for non-recourse factored receivables is made at the time customers make payment to Tyco Capital or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date. Under the Discount Factoring Agreement, the Company can request advances in anticipation of customer collections at Tyco Capital’s prime rate (currently 4.75%) less one-half percent, and open letters of credit through Tyco Capital. The amount of borrowings by the Company, including a portion of outstanding letters of credit, are limited to certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company. Borrowings are collateralized by all of the assets of the Company as well as a $1 million guaranty of the Company’s Chairman. At November 30, 2001, the Company had outstanding letters of credit of approximately $2.5 million for the purchase of finished goods, which had been opened through Tyco Capital. Under the Discount Factoring Agreement, the Company is required to maintain $5 million of net worth and $5 million of working capital. The Discount Factoring Agreement can be terminated by Tyco Capital on 60-days written notice.

Inventory

     In its ordinary course of operations, the Company generally makes some sales below its normal selling prices or below cost. Based on prior experience, management believes this will be true for some inventory held on or acquired after November 30, 2001. The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

     The Company’s inventory decreased from $5.4 million at August 31, 2001 to $3.7 million at November 30, 2001. The Company has established an inventory markdown reserve as of November 30, 2001, which management believes will be sufficient for current inventory that is expected to sell below cost in the future. There can be no assurance that the Company will realize its expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of November 30, 2001 for which customer sales orders have not yet been received. The inventory markdown reserve is calculated based on specific identification of aged goods and styles that are slow-moving or selling off-price.

Backlog

     The Company had unfilled customer orders of $10.6 million at November 30, 2001 compared to $14.5 million at November 30, 2000, with such orders generally scheduled for delivery by May 2002 and May 2001, respectively. Reduced orders in both the sleepwear and western wear product lines contributed to the decrease in backlog of $3.9 million. These amounts include both confirmed and unconfirmed orders that the Company believes, based on industry practice and past experience, will be confirmed. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at November 30, 2001. Because of the Company’s reliance upon a few major accounts, any adverse impact of the current economic downturn on one or more of these customers could lead to the cancellation of existing orders and/or an inability to secure future orders, which would have a material adverse financial effect on the Company.

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

Impact of Inflation and Deflation

     Management does not believe that inflation has had any material impact upon the Company’s revenues or income from operations to date. However, continued deflation in women’s clothing prices may put pressure on gross margins for the balance of fiscal 2002. The strong resistance on the part of the consumer to increases in price and increasing fabric and labor costs lead to an increased cost of goods on a percentage basis.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

     Statements in the quarterly report on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company’s behalf, that are not historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to differ materially from forecasted results. Those risks include a softening of retailer or consumer acceptance of the Company’s products, pricing pressures and other competitive forces, or unanticipated loss of a major customer. In addition, the Company’s business, operations and financial condition are subject to reports and statements filed from time to time with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

     There were no material legal proceedings to which the Company or any of its subsidiaries was a party in the three months ended November 30, 2001.

Item 6.    Exhibits and Reports on Form 8-K

     There were no reports on Form 8-K during the quarter ended November 30, 2001.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

January 14, 2002	NITCHES, INC. Registrant By: /s/ Steven P. Wyandt —————————————— Steven P. Wyandt As Principal Financial Officer and on behalf of the Registrant

9