Form 10-Q
period 2002-05-31
NITCHES INC
filed 2002-07-15
CIK 772263

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2002

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

As of May 31, 2002 the Registrant had 1,171,169 shares of common stock outstanding.

1

PART I - FINANCIAL INFORMATION Item 1. Financial Statements NITCHES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets ASSETS

	May 31, 2002	August 31, 2001
	(Unaudited)
Current assets:
Cash and cash equivalents	$124,000	$192,000
Receivables:
Trade accounts, less allowances	3,960,000	3,143,000
Due from affiliates and employees	224,000	36,000

Total receivables	4,184,000	3,179,000

Refundable income taxes	69,000	75,000
Inventories	2,836,000	5,408,000
Deferred income taxes	180,000	180,000
Other current assets	97,000	123,000

Total current assets	7,490,000	9,157,000

Furniture, fixtures and equipment, net	102,000	77,000
Deferred income taxes	38,000	38,000
Other assets	17,000	17,000

	$7,647,000	$9,289,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,124,000	$2,430,000
Accrued expenses	282,000	254,000

Total current liabilities	1,406,000	2,684,000

Shareholders’ equity:
Preferred stock, no par value; 25,000,000 shares authorized,
no shares issued or outstanding	—	—
Common stock, no par value; 50,000,000 shares authorized;
issued and outstanding 1,171,169 at May 31, 2002 and
1,064,680 at August 31, 2001	1,495,000	805,000
Retained earnings	4,746,000	5,800,000

Total shareholders’ equity	6,241,000	6,605,000

	$7,647,000	$9,289,000

The accompanying notes are an integral part of these financial statements 2

NITCHES, INC. AND SUBSIDIARIES Consolidated Statements of Income (Unaudited)

	Third quarter Ended May 31,		Nine Months Ended May 31,

	2002	2001	2002	2001

Net sales	$7,344,000	$8,686,000	$22,973,000	$26,751,000

Cost of goods sold	5,211,000	6,207,000	17,380,000	19,460,000

Gross profit	2,133,000	2,479,000	5,593,000	7,291,000

Selling, general and administrative expenses	2,004,000	2,007,000	5,397,000	5,741,000

Income from operations	129,000	472,000	196,000	1,550,000

Interest and other income/(expense), net	(13,000)	117,000	(78,000)	85,000

Income/(loss) before income taxes	116,000	589,000	118,000	1,635,000

Provision/(benefit) for income taxes	45,000	230,000	46,000	638,000

Net income/(loss)	$71,000	$359,000	$72,000	$997,000

Earnings per weighted average share
(basic and diluted)	$0.06	$0.34	$0.07	$0.94

Weighted average shares outstanding
(basic and diluted)	1,145,704	1,064,680	1,091,985	1,064,680

The accompanying notes are an integral part of these financial statements 3

NITCHES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended May 31,

	2002	2001

Net cash provided by operating activities	$394,000	$(10,000)

Cash flows from investing activities:
Capital expenditures	(25,000)	(2,000)

Cash flows from financing activities:
Cash dividends paid	(437,000)	(203,000)

Net increase (decrease) in cash and cash equivalents	(68,000)	(215,000)

Cash and cash equivalents at beginning of period	192,000	314,000

Cash and cash equivalents at end of period	$124,000	$99,000

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$78,000	$149,000
Income taxes	69,000	178,000
Non-cash financial transactions:
Stock dividend	$690,000	$—

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

2. Condensed Financial Statements:

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2001. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included in the interim period. Operating results for the nine months ended May 31, 2002 are not necessarily indicative of the results that may be expected for the year ending August 31, 2002.

3. Earnings Per share:

    At May 31, 2002, there were no stock options or similar instruments outstanding and therefore no dilutive effect to the weighted average number of shares outstanding.

4. Inventories:

	May 31, 2002	August 31, 2001

Fabric and trim	$55,000	$117,000
Finished goods	2,781,000	5,291,000

	$2,836,000	$5,408,000

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

	May 31, 2002	August 31, 2001

Receivables assigned to factor:
Non-recourse	$4,880,000	$3,828,000
Recourse	359,000	191,000
Advances from factor	(1,009,000)	(915,000)

Due from factor	4,230,000	3,104,000
Non-factored accounts receivable	78,000	235,000
Allowance for customer credits and doubtful accounts	(348,000)	(196,000)

	$3,960,000	$3,143,000

Contingent liabilities for irrevocable letters of credit	$2,722,000	$4,695,000

NITCHES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statement (continued)

5. Trade accounts receivable (continued):

    The factoring agreement allows the Company to borrow up to $15,000,000 limited by certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company. At May 31, 2002, the net available under this agreement was approximately $2,400,000. The Company’s Chairman has provided a $1,000,000 personal guarantee in connection with the factoring arrangement.

6. Dividends:

    On March 29, 2002, the company issued a stock dividend of 10% to shareholders of record as of March 22, 2002. The company issued 106,489 additional shares of common stock, increasing the total number of shares outstanding to 1,171,169.

    On May 10, 2002, the Company paid a dividend of $.10 (ten cents) per share for a total of approximately $117,000 to the shareholders of record as of April 26, 2002. On February 8, 2002, the Company paid a dividend of $.15 (fifteen cents) per share for a total of approximately $159,000 to the shareholders of record as of January 25, 2002. Additionally, on December 7, 2001 the Company paid a dividend of $.15 (fifteen cents) per share for a total of approximately $159,000 to the shareholders of record as of November 23, 2001. During fiscal 2001, the Company declared and paid dividends of $1.35 per share.

7. Significant Customers:

    Sales to two separate customers (Mervyn’s and Kohl’s) accounted for 33.0% and 14.3% respectively of the Company’s net sales in the three months ended May 31, 2002. Sales to two separate customers accounted for 40.1% and 19.3% of the Company’s net sales in the three months ended May 31, 2001. Two customers (Mervyn’s and Kohl’s) accounted for 44.8% and 18.6% of the Company’s net sales for the nine months ended May 31, 2002.

    Three customers (Mervyn’s, Sears and Kohl’s) accounted for 45.6%, 14.0% and 13.4% respectively of the Company’s trade receivable balance at May 31, 2002. Two customers (Mervyn’s and Costco) accounted for 31.2% and 27.3% of the Company’s trade receivable balance at May 31, 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Nine Months Ended May 31, 2002 Compared to the Nine Months Ended May 31, 2001

    Net sales for the nine months ended May 31, 2002 decreased approximately $3.8 million or 14.1% as compared to the nine months ended May 31, 2001. This decline was attributable to a decrease in unit sales in the Company’s sleepwear and western wear product lines, due primarily to the general U.S. economic slowdown.

    Cost of sales as a percent of net sales increased 3.0% generating a lower gross profit margin of 24.3% for the nine months ended May 31, 2002 as compared to 27.3% for the year earlier period. The decrease came as the result of the proportionally larger decline in sales of higher margin western wear product. The Company’s product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margin is likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

    Selling, general and administrative expenses for the nine months ended May 31, 2002 declined $344,000 as compared to a year ago, due primarily to a decrease in sales commissions in line with the reduced sales volume noted above. Expenses increased as a percent of net sales to 23.5% from 21.5% in the year earlier period, due to the decrease in net sales from the earlier period.

Three Months Ended May 31, 2002 Compared to the Three Months Ended May 31, 2001

    Net sales for the three months ended May 31, 2002 decreased approximately $1.3 million (15.5%) as compared to the three months ended May 31, 2001. This decline was attributable to a decrease in unit sales in the Company’s sleepwear and western wear product lines, due primarily to the general U.S. economic slowdown.

    Cost of sales as a percent of net sales decreased 0.5%, generating a higher gross profit margin of 29.0% for the three months ended May 31, 2002 as compared to 28.5% for the year earlier period. The increase in gross margin came as the result of the proportionally larger decline in sales of lower gross margin sleepwear during the period. The Company’s product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margin is likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

    Selling, general and administrative expenses for the third quarter of fiscal 2002 were approximately equal to the year ago period. Expenses increased as a percent of net sales to 27.3% from 23.1% in the year earlier period, due to the decrease in net sales from the earlier period.

Liquidity and Capital Resources

    Working capital declined to $6.1 million at May 31, 2002 from $6.5 million at August 31, 2001. However, the current ratio increased to 5.33:1 at May 31, 2002 from 3.41:1 at August 31, 2001.

    On May 10, 2002, the Company paid a dividend of $.10 (ten cents) per share for a total of approximately $117,000 to the shareholders of record as of April 26, 2002. The Company paid a dividend of $.15 (fifteen cents) per share on February 8, 2002, for a total of approximately $159,000. The Company also paid a dividend of $.15 (fifteen cents) per share on December 7, 2001, for a total of approximately $159,000.

    The Company sells substantially all of its trade receivables to a factor (CIT) on a pre-approved, non-recourse basis. The Company attempts to make any recourse shipments on a COD basis or ensure that the customers’ payments are backed by a commercial or standby letter of credit issued by the customers’ bank. The amount of the Company’s receivables that were recourse and were not made on a COD basis or supported by commercial or standby letters of credit at May 31, 2002 was approximately $436,000 of which approximately $188,000 had been collected through June 30, 2002.

    Payment for non-recourse factored receivables is made at the time customers make payment to CIT or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date. Under the factoring agreement, the Company can request advances in anticipation of customer collections at CIT’s prime rate (currently 4.75%) less one-half percent, and open letters of credit through CIT. The amount of borrowings by the Company, including a portion of outstanding letters of credit, are limited to certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company. Borrowings are collateralized by all of the assets of the Company as well as a $1 million guaranty of the Company’s Chairman. At May 31, 2002, the Company had outstanding letters of credit of approximately $2.7 million for the purchase of finished goods, which had been opened through CIT. The agreement can be terminated by CIT on 60-days written notice.

    The factoring agreement allows the Company to borrow up to $15 million limited by certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company. At May 31, 2002, the net available under this agreement was approximately $2.4 million. The Company believes the agreement with CIT, along with expected cash flow from operating activities and current levels of working capital, are adequate to fulfill the Company’s liquidity needs for the foreseeable future.

Inventory

    In its ordinary course of operations, the Company generally makes some sales below its normal selling prices or below cost. Based on prior experience, management believes this will be true for some inventory held on or acquired after May 31, 2002. The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

    The Company’s inventory decreased from $5.4 million at August 31, 2001, to $2.8 million at May 31, 2002. The Company has established an inventory markdown reserve as of May 31, 2002, which management believes will be sufficient for current inventory that is expected to sell below cost in the future. There can be no assurance that the Company will realize its expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of May 31, 2002 for which customer sales orders have not yet been received. The inventory markdown reserve is calculated based on specific identification of aged goods and styles that are slow-moving or selling off-price.

Backlog

    The Company had unfilled customer orders of $12.3 million at May 31, 2002, compared to $12.8 million at May 31, 2001, with such orders generally scheduled for delivery by November 2002 and November 2001, respectively. Reduced orders in both the sleepwear and western wear product lines contributed to the decrease in backlog of $0.5 million. These amounts include both confirmed and unconfirmed orders that the Company believes, based on industry practice and past experience, will be confirmed. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at May 31, 2002. Because of the Company’s reliance upon a few major accounts, any adverse impact of the current economic downturn on one or more of these customers could lead to the cancellation of existing orders and/or an inability to secure future orders, which would have a material adverse financial effect on the Company.

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

Impact of Inflation and Deflation

    Management does not believe that inflation has had any material impact upon the Company’s revenues or income from operations to date. Management believes that the apparel sector in which the Company operates has been in a period of deflation, contrary to the modest inflation experienced in the economy in general. The persistence of the consumer to buy “on sale” merchandise has put pressure on retail gross margins, which in turn has led to downward pressure from retailers on wholesale gross margins. Without a corresponding decrease in fabric and labor prices, this has led to a decline in wholesale gross margins. Management believes these modest deflationary pressures will continue into the foreseeable future.

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

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings

    There were no material legal proceedings to which the Company or any of its subsidiaries was a party in the nine months ended May 31, 2002.

Item 6. Exhibits and Reports on Form 8-K

    There were no reports on Form 8-K during the quarter ended May 31, 2002.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

NITCHES, INC.

Registrant

July 15, 2002	By:	/s/ Steven P. Wyandt

Steven P. Wyandt As Principal Financial Officer and on behalf of the Registrant

