Form 10-K
period 2002-08-31
NITCHES INC
filed 2002-11-26
CIK 772263

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |   |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of October 31, 2002, 1,171,169 shares of the Registrant’s common stock were outstanding. On that date, the aggregate market value of such common stock held by non-affiliates of the Registrant based on the last sale of such stock in the NASDAQ SmallCap Market was $7,612,599.

Documents Incorporated By Reference

Portions of the Definitive Proxy Statement, to be filed with the Commission and to be used in connection with the solicitation of proxies to be voted at the Registrant’s annual meeting of shareholders to be held in January 2003, are incorporated by reference into Part III of this Report on Form 10-K.

PART I

Item 1 — Business

General

        Nitches, Inc. (the “Company” or “Nitches”) has been in the wholesale clothing business since 1973, and imports finished garments manufactured to its specifications from approximately ten foreign countries. The Company sells all-cotton and cotton blend knit and woven clothing primarily for the female consumer. Retail customers include Cavender’s, Kohl’s, Mervyns, Sears, Sheplers, and Tractor Supply. The Company sells garments to these and other retailers through its own sales force and through independent sales representatives. Nitches provides fashionable clothing to the popularly priced market segment that generally retails between $10 and $35 per item. The Company competes primarily on the basis of price, quality, the desirability of its fabrics, and the reliability of its delivery and service.

        For more than ten years, the apparel market has been marked by deflation and reduced profit margins in certain markets. The consolidation of large retailers has given these retailers leverage to attempt to reduce profit margins to suppliers such as the Company. The Company’s response has been to discontinue product lines in areas where it did not believe it could maintain a reasonable profit margin.

        The Company currently owns a total of 35 federally registered trademarks. While trademarks owned by the Company have always been important to its marketing and competitive strategy, prior to 1995 they were not central factors influencing its sales. However, subsequent to its reorganization in fiscal year 1995, its trademarks in sleepwear and western wear have become more important in identifying the Company’s products. Sleepwear garments are produced in a variety of fabrics and styles, including robes, pajamas, nightshirts and nightgowns, which are sold under the Body Drama® label and retailers’ private labels. Western wear shirts are sold primarily under the Company labels Adobe Rose® and Southwest Canyon®. Western jeans are sold under the label Posted® through a licensing agreement with a third party supplier.

Product Development and Design

        The Company develops merchandise lines for production and importation in two principal ways:

(l) Private Label – the Company works with major retailers in developing product lines which the Company then has manufactured and imported and which are generally sold under these retailers’ private labels

(2) Company Brand – the Company develops its own lines of clothing styles which are displayed in Company showrooms and which are also shown to retailers by independent sales representatives. Styles developed by the Company are sold under both Company trademarks and private retailer labels.

        For Private Label sales, the Company’s sales personnel meet with buyers representing retailers who custom order products by style, fabric, and color. These buyers may provide samples to the Company or may select styles already available in Company showrooms. The Company has an established reputation for its ability to arrange for foreign manufacture on a reliable, expeditious and cost-effective basis.

        The Company occasionally creates original garment bodies (styles). More importantly, the Company produces garments with original fabric prints and designs. The Company also responds to frequent style changes in the women’s clothing business by maintaining a program of evaluating current trends in style and fabric. In an effort to continually stay abreast of fashion trends, representatives of the Company shop at exclusive department and specialty stores in the United States, Europe, Japan and other countries that are known to sell merchandise with advanced styling direction. The Company also seeks input from selected customers. The Company then selects styles, fabrics, and colors that it believes reflect current fashion trends.

Sources of Supply

        Almost 95% of the garments sold by the Company are manufactured abroad. Contracting with foreign manufacturers enables the Company to take advantage of prevailing lower labor rates, with the consequent ability to produce a quality garment that can be retailed in the popular, value and moderate price ranges. The Company arranges for the production of garments with suppliers on a purchase order basis, with each order generally backed by an irrevocable letter of credit. The Company does not have any long-term contractual arrangements with manufacturers. This provides the Company with flexibility regarding the selection of manufacturers for future production of goods. The Company believes that it could replace the loss of any particular manufacturer in any country within a reasonable time period. However, in the event of the loss of a major manufacturer the Company could experience a temporary interruption in supply.

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

        The following table shows the percentage of the Company’s total purchases, not including freight charges, duties and commissions, from each country for the years ended August 31, 2002, 2001, and 2000.

Percent of Total Purchases by Country
Year ended August 31,	2002	2001	2000

United Arab Emirates	60.86	68.25	58.94

Macau	11.25	12.47	16.51

Cambodia	6.81	—	—

India	6.45	7.34	7.66

Sri Lanka	5.63	7.17	5.66

United States	5.03	1.19	2.14

Hong Kong	2.32	.95	4.14

Countries less than .95%
each in the current year	1.64	2.63	4.95

        The Company owns 100% of the outstanding capital stock of Nitches Far East Ltd., a Hong Kong corporation that performs production coordination, quality control and sample production services for the Company. Furthermore, the Company has production control liaison offices in Cambodia, India, Sri Lanka, and the United Arab Emirates. The Company and its subsidiaries perform no material manufacturing and maintain no significant assets outside the United States.

        In some cases, the manufacturer or agent with whom the Company contracts for production may subcontract work. Most of the listed countries have numerous suppliers that have the technical capability to manufacture garments of the type sold by the Company. The availability of alternate sources tends to offset the risk associated with the loss of a major manufacturer.

        The Company believes that the production capacity of foreign manufacturers with which it has developed, or is developing, a relationship is adequate to meet the Company’s production requirements for the foreseeable future. However, because of existing and potential import restrictions, the Company continues to attempt to diversify its sources of supply.

        When management believes, based on previous experience and market performance, that additional orders for certain garments will be received, the Company may place production runs in amounts in excess of firm customer orders. This may allow the Company to achieve overall lower costs as well as to be able to respond more quickly to customer delivery requirements. However, the Company bears the consequent risk if garments purchased in advance of receipt of customer purchase orders do not sell.

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

Marketing and Distribution

        The Company sells its products through an established sales network consisting of both in-house sales personnel and independent sales representatives. The Company does not generally advertise, although customers sometimes feature the Company’s products in their advertisements. For both Company Brand and Private Label sales, employees operating in Company showrooms in New York City and Los Angeles represent the Company in soliciting orders nationally from approximately 8 major customers. In addition, senior executives of the Company have primary responsibility for sales to certain key accounts. The Company’s products are marketed by 19 independent commissioned sales representatives, each of which have been assigned a primary area of responsibility.

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

        The Company’s business is concentrated on certain significant customers. Sales to Mervyn’s, Kohl’s and Sears accounted for 40.5%, 21.5% and 10.9%, respectively, of the Company’s net sales in fiscal 2002. Mervyn’s, Kohl’s and Sears accounted for 39.9%, 18.6% and 10.9%, respectively, of the Company’s net sales in fiscal 2001. While the Company believes its relationships with its major customers are good, because of competitive changes and availability of the types of garments sold by the Company from a number of other suppliers, there is the possibility that any customer could lower, or raise, the amount of business it does with the Company. If the Company experiences a significant decrease in sales to any of its major customers, and is unable to replace such sales volume with sales to other major customers, there could be a material adverse financial effect on the Company.

Import Restrictions

        The ability of the Company to import garments is regulated by import restrictions that limit the specific number of garments that may be imported from any country during a specific period. Government import quotas of various types are imposed on substantially all of the products imported by the Company from substantially all of the countries from which the Company purchases garments. Because of these quota restrictions, the Company has sought diversity in the number of countries in which it has garments manufactured.

        The Agreement on Textile and Clothing (the “ATC”), which became effective on January 1, 1995, provided the basic guidelines for administering import quotas and related matters. The ATC contains three provisions that will affect the Company’s business to varying degrees in the future. First, the ATC requires that import quotas be phased out in four stages over a ten-year period. However, quotas on substantially all of the garments imported by the Company are not scheduled to be phased out until the year 2005. Second, over the first six years, import tariffs will be reduced from an average of 19% to 17.5%. While the tariff reductions apply to most apparel items, the sizes of the reductions are extremely small and are not likely to have a material impact on the Company’s overall cost of merchandise. Finally, new rules of origin took effect on July 1, 1996 whereby the country in which the garment is assembled is deemed the country of origin instead of the country in which the fabric is cut. The biggest impact of the rule change has been on garments produced in China, which assembles large quantities of apparel cut in nearby countries such as Macau, Singapore and Taiwan. Approximately 13.6% of the Company’s garments were produced in Macau, Hong Kong and China in fiscal 2002. The Company does not expect a significant disruption in its garment purchases as a result of the country of origin rule change.

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

Backlog

        At August 31, 2002 and August 31, 2001 the Company had unfilled customer orders of $14.8 million and $14.6 million, respectively, with such orders generally scheduled for delivery by January 2003 and 2002, respectively. The increase in backlog was in the Company’s sleepwear product line. These amounts include both confirmed orders and unconfirmed orders that the Company believes, based on industry practice and past experience, will be confirmed. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that such action by customers will not reduce the amount of sales realized from the backlog of orders at August 31, 2002.

        On September 28, 2002, port operators subjected ports of entry along the West Coast to a lockout of union workers over the issue of worker productivity as the result of stalled contract negotiations. On October 11th, the Bush Administration suspended the lockout for an 80-day cooling off period under the auspices of the Taft-Hartley Act. The 12-day lockout created a significant backlog of container ships awaiting berths in West Coast ports. In Los Angeles, the primary port of entry for the Company’s products, the backlog approached 200 ships.

        Consequently, the Company has experienced delays of anticipated deliveries of inventory to its warehouse during October ranging from several days to weeks. As a result of these delays, there can be no assurances that the Company will be able to meet the delivery terms of orders placed by its customers and included in the backlog as of August 31, 2002. Because of its reliance upon a few significant customers, the cancellation of any orders by these customers could have a material adverse effect on the Company.

        Until the port operators and unions reach a labor agreement, the Company will closely monitor the routing of goods through Los Angeles and may divert some shipments to other ports in order to minimize the impact of any work slowdown, strike, lockout or other action that may arise from the labor dispute at West Coast ports. Additional handling and rerouting of shipments may increase costs for the Company.

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

Competition

        The women’s clothing business is highly competitive and consists of many manufacturers and distributors, none of which accounts for a significant percentage of total sales, but many of which are larger and have substantially greater resources than the Company. The Company competes with a number of companies which import clothing from abroad for wholesale distribution, with domestic retailers having established foreign manufacturing capabilities and with domestically produced goods. Management believes that the Company competes upon the basis of price, quality, the desirability of its fabrics and styles, and the reliability of its service and delivery. In addition, the Company has developed long-term working relationships with manufacturers and agents, which presently provide the Company with reliable sources of supply. The Company’s ability to compete effectively is dependent, in part, on its ability to retain managerial personnel with experience in locating, developing and maintaining reliable sources of supply and to retain experienced sales and product development personnel.

Employees

        As of August 31, 2002, the Company had 32 full-time employees, of whom nine worked in executive, administrative or clerical capacities and 23 worked in sales, design, and production. The Company may also employ temporary personnel on a seasonal basis. None of the Company’s employees is represented by a union. The Company considers its working relationships with its employees to be good and has never experienced an interruption of its operations due to any kind of labor dispute. The Company contracts with an unrelated entity to provide warehouse services.

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

Item 2 — Properties

        The Company leases one showroom in New York and one in Los Angeles with an aggregate monthly gross rental of approximately $11,000. The Company leases a 30,000 square foot warehouse with administrative offices in San Diego with a monthly lease payment of approximately $18,000. The Company may lease additional short-term warehouse space from time to time as needed.

Item 3 — Legal Proceedings

        There were no material legal proceedings to which the Company or any of its subsidiaries was a party in the fiscal year ended August 31, 2002.

Item 4 — Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2002.

PART II

Item 5 — Market for the Registrant’s Common Stock and Related Shareholder Matters

        The Company’s Common Stock trades on The NASDAQ SmallCap Market under the symbol NICH. The number of record holders of the Common Stock was 118 on October 31, 2002. The Company believes that there are a significant number of beneficial owners of its Common Stock whose shares are held in “street name”. The closing sales price of the Common Stock on October 31, 2002 was $6.50 per share.

        The high and low closing sale prices, adjusted for stock dividends, for each fiscal quarter ending on the specified date during the last two fiscal years were as follows:

	High	Low

November 30, 2000	6.56	4.69

February 28, 2001	9.47	4.53

May 31, 2001	8.25	4.53

August 31, 2001	8.50	5.75

November 30, 2001	5.79	4.49

February 28, 2002	5.44	4.36

May 31, 2002	6.31	5.19

August 31, 2002	6.74	5.45

The Company does not have a quarterly dividend policy. However, during fiscal years 2001 and 2002, the Company declared and paid the following special dividends:

Date Paid	Dividend per share

November 30, 2000	$.25

February 23, 2001	.50

May 18, 2001	.25

August 17, 2001	.35

November 23, 2001	.15

January 25, 2002	.15

April 26, 2002	.10

July 26, 2002	.05

7

Item 6 — Selected Financial Data (In thousands, except per share amounts)

Operating Results:	2002	2001	2000	1999	1998

Net sales	$ 29,480	$ 33,679	$ 39,471	$ 31,473	$ 31,041
Cost of goods sold	22,086	24,733	29,156	23,275	23,776

	7,394	8,946	10,315	8,198	7,265
Selling, general and
administrative expenses	7,151	7,333	7,403	7,267	8,437

Income (loss) from operations	243	1,613	2,912	931	(1,172)

Other income	16	247	20	164	178
Interest income (expense), net	(80)	(162)	(100)	(44)	190

Income (loss) before taxes	179	1,698	2,832	1,051	(804)
Provision (benefit) for income taxes	63	615	946	410	(807)

Net income	$ 116	$ 1,083	$ 1,886	$ 641	$ 3

Earnings per share:
Basic	$ 0.10	$ 1.02	$ 1.77	$ 0.52	$ —

Diluted	$ 0.10	$ 1.02	$ 1.77	$ 0.52	$ —

Cash dividends per
common share	$ 0.45	$ 1.35	$ 1.65	$ —	$ —

8

Financial Position:	2002	2001	2000	1999	1998

Cash and cash equivalents	$ 182	$ 192	$ 314	$ 201	$ 1,338
Receivables	4,523	3,179	4,262	3,302	5,435
Income taxes receivable	118	75	—	—	5
Inventories	5,306	5,408	5,055	4,553	5,340
Total current assets	10,378	9,157	9,857	8,993	12,595
Total assets	10,503	9,289	10,011	9,786	13,782

Accounts payable and
accrued expenses	4,277	2,684	2,951	2,954	3,211
Total current liabilities	4,277	2,684	3,049	2,954	3,211

Shareholders’ equity	6,226	6,605	6,962	6,832	10,571

Other Financial Information:
Profitability:
Gross margin	25.08%	26.60%	26.10%	26.00%	23.40%
Operating margin (deficit)	0.82%	4.80%	7.40%	3.00%	(3.80%)
Net income as percent
of net sales	0.39%	3.20%	4.80%	2.00%	—
Liquidity:
Current ratio	2.43	3.41	3.23	3.04	3.92
Working capital	$ 6,101	$6,473	$ 6,808	$6,039	$ 9,384

Share data:
Weighted average number of
common shares (000’s):
Basic	1,112	1,065	1,065	1,226	2,218
Diluted	1,112	1,065	1,065	1,226	2,203
Number of common shares
outstanding at year end	1,171	1,065	1,065	1,065	2,012

9

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Years Ended August 31, 2002 and 2001

        Net sales for the fiscal year ended August 31, 2002 decreased approximately $4.2 million or 12.5 % compared to the fiscal year ended August 31, 2001 due to a decrease in unit sales in both the Company’s sleepwear and western wear product lines, as a result of the general slowdown in the economy continued from fiscal 2001. Furthermore, cost of sales as a percent of net sales increased by 1.5%, leading to a decline in gross profit margin from 26.6% to 25.1% between fiscal 2001 and 2002. This decrease came as a result of lower realized gross margins across all product lines.

        The Company’s product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margins are likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in prior fiscal years.

        Selling, general and administrative expenses decreased slightly in dollar amount from $7.3 million in fiscal 2001 to $7.2 million in fiscal 2002, primarily due to reductions in salaries and commissions as a result of lower sales volume. However, selling, general and administrative expenses increased as a percent of net sales from 21.8 % in fiscal 2001 to 24.3% in fiscal 2002, due primarily to the disproportionate decrease in sales when compared to the decrease in selling, general and administrative expenses.

Years Ended August 31, 2001 and 2000

        Net sales for the fiscal year ended August 31, 2001 decreased approximately $5.8 million or 14.7 % compared to the fiscal year ended August 31, 2000 due to a decrease in unit sales in both the Company’s sleepwear and western wear product lines, as a result of the general slowdown in the economy. However, cost of sales as a percent of net sales decreased by 0.5%, leading to an improvement in gross profit margin from 26.1% to 26.6% between fiscal 2000 and 2001. This increase came as a result of higher realized gross margins across all product lines.

        Selling, general and administrative expenses decreased slightly in dollar amount from $7.4 million in fiscal 2000 to $7.3 million in fiscal 2001, primarily due to reductions in salaries and commissions as a result of lower sales volume. However, selling, general and administrative expenses increased as a percent of net sales from 18.8 % in fiscal 2000 to 21.8% in fiscal 2001, due primarily to the disproportionate decrease in sales when compared the decrease in selling, general and administrative expenses. Additionally, in the second quarter of fiscal 2001 the Company incurred one-time expenses of approximately $150,000 related primarily to the direct cost of closing an overseas buying office in favor of an agency relationship.

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

Liquidity and Capital Resources

        Working capital decreased to $6.1 million at August 31, 2002 as compared to $6.5 million at August 31, 2001, due primarily to the decrease in sales and an increase in current liabilities in excess of the increase in accounts receivable. Likewise, the Company’s current ratio decreased to 2.43 at August 31, 2002 from 3.41 at August 31, 2001, due to the higher proportional increase in current liabilities.

        The Company sells substantially all of its trade receivables to a factor (CIT) on a pre-approved, non-recourse basis. The Company attempts to make any recourse shipments on a COD basis or ensure that the customers’ payments are backed by a commercial or standby letter of credit issued by the customers’ bank. The amount of the Company’s receivables which were recourse and were not made on a COD basis or supported by commercial or standby letters of credit at August 31,2002 was approximately $545,000 of which approximately $211,000 has been collected through October 31, 2002.

        Payment for non-recourse factored receivables is made at the time customers make payment to CIT or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date. Under the Discount Factoring Agreement, the Company can request advances in anticipation of customer collections at CIT’s prime rate (4.75% as of October 31, 2002) less one-half percent, and open letters of credit through CIT. The amount of borrowings by the Company, including a portion of outstanding letters of credit, are limited to certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company. Borrowings are collateralized by all of the assets of the Company as well as a $1 million guaranty by the Company’s CEO, Steve Wyandt. At August 31, 2002, the Company had outstanding letters of credit of approximately $7.2 million, which had been opened through CIT for the purchase of finished goods. Under the Discount Factoring Agreement, the Company is required to maintain $5 million of net worth and $5 million of working capital. The Discount Factoring Agreement can be terminated by CIT on 60-days prior written notice.

        The Company has adequate cash, credit facilities, and other capital resources to meet its planned operating needs.

Other Information

Inventory

        In its ordinary course of operations, the Company generally makes some sales below its normal selling prices or below cost. Based on experience, management believes this will be true for some inventory held on or acquired after August 31, 2002. The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

        The Company’s inventory decreased from $5.4 million at August 31, 2001 to $5.3 million at August 31, 2002. The Company has established an inventory markdown reserve as of August 31, 2002, which management believes will be sufficient for current inventory that is expected to be sold below cost in the future. There can be no assurance that the Company will realize its expected selling prices or that the inventory markdown reserve will be adequate for items in inventory as of August 31, 2002 for which customer sales orders have not yet been received. The inventory markdown reserve is calculated based on specific identification of aged goods and styles that are slow-moving or selling off-price.

Impact of Exchange Rates

        While the Company purchased over 94% of its products from foreign manufacturers in fiscal 2002, all of its purchases are denominated in United States dollars. Because the Company’s products are sold primarily in the United States, in dollar denominated transactions, the Company does not engage in currency hedging to reduce currency risk. A prolonged increase in the value of the dollar versus foreign currencies could enhance the Company’s purchasing power for new purchase orders and reduce its cost of goods sold. Conversely, a prolonged decrease in the value of the dollar relative to foreign currencies could result in an increase in the Company’s cost of manufacturing for new purchase orders and costs of goods sold.

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

Use of Estimates

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

Recently Issued Accounting Pronouncements

        In April 2002, the FASB issued SFAS No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002”. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” criteria. This effects financial statements issued after May 15, 2002.

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Incurred in a Restructuring)”. This applies to exit or disposal activities initiated after December 31, 2002.

        Effective October 1, 2002, the FASB issued SFAS No. 147 “Acquisitions of Certain Financial Institutions—an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9”.

        Management does not believe the adoption of SFAS 145, 146, and 147 will have a material impact on the financial statements.

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

13

Independent Auditor’s Report

Board of Directors and Shareholders
Nitches, Inc.
San Diego, California

        We have audited the accompanying consolidated balance sheets of Nitches, Inc. and subsidiaries as of August 31, 2002 and 2001 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended August 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nitches, Inc. and subsidiaries as of August 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Moss Adams LLP

Los Angeles, California
October 9, 2002

NITCHES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	August 31,
	2002	2001
Current assets:
Cash and cash equivalents	$ 182,000	$ 192,000
Receivables:
Trade accounts, less allowances ($237,000 in 2002
and $196,000 in 2001)	4,413,000	3,143,000
Due from affiliates and employees	110,000	36,000

Total receivables	4,523,000	3,179,000
Refundable income taxes	118,000	75,000
Inventories, less allowances ($75,000 in 2002
and $102,000 in 2001)	5,306,000	5,408,000
Deferred income taxes	143,000	180,000
Other current assets	106,000	123,000

Total current assets	10,378,000	9,157,000
Furniture, fixtures and equipment, net	85,000	77,000
Deferred income taxes	23,000	38,000
Other assets	17,000	17,000

	$ 10,503,000	$ 9,289,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 4,133,000	$ 2,430,000
Accrued expenses	144,000	254,000

Total current liabilities	4,277,000	2,684,000
Shareholders’ equity:
Preferred stock, no par value; 25,000,000 shares authorized,
no shares issued or outstanding	—	—
Common stock, no par value; 50,000,000 shares authorized;
issued and outstanding: 1,171,169 shares in 2002 and
1,064,680 shares in 2001	1,495,000	805,000
Retained earnings	4,731,000	5,800,000

Total shareholders’ equity	6,226,000	6,605,000

	$ 10,503,000	$ 9,289,000

The accompanying notes are an integral part of these consolidated financial statements. 15

NITCHES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year ended August 31,
	2002	2001	2000

Net sales	$ 29,480,000	$ 33,679,000	$ 39,471,000

Cost of goods sold	22,086,000	24,733,000	29,156,000

Gross profit	7,394,000	8,946,000	10,315,000

Selling, general and administrative expenses	7,151,000	7,333,000	7,403,000

Income from operations	243,000	1,613,000	2,912,000

Other income	16,000	247,000	20,000
Interest expense, net	(80,000)	(162,000)	(100,000)

Income before income taxes	179,000	1,698,000	2,832,000

Provision for income taxes	63,000	615,000	946,000

Net income	$ 116,000	$ 1,083,000	$ 1,886,000

Earnings per weighted average share
(basic and diluted)	$ 0.10	$ 1.02	$ 1.77

The accompanying notes are an integral part of these consolidated financial statements. 16

NITCHES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

	Common Stock		Retained	Total Shareholders’
	Shares	Amount	Earnings	Equity
Balance, August 31, 1999	1,064,680	$ 805,000	$ 6,027,000	$ 6,832,000

Net income			1,886,000	1,886,000
Cash dividends			(1,756,000)	(1,756,000)

Balance, August 31, 2000	1,064,680	805,000	6,157,000	6,962,000

Net income			1,083,000	1,083,000
Cash dividends			(1,440,000)	(1,440,000)

Balance, August 31, 2001	1,064,680	805,000	5,800,000	6,605,000
Net income			116,000	116,000
Stock dividend	106,489	690,000	(690,000)	—
Cash dividends			(495,000)	(495,000)

Balance, August 31, 2002	1,171,169	$1,495,000	$ 4,731,000	$ 6,226,000

The accompanying notes are an integral part of these consolidated financial statements. 17

NITCHES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended August 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$ 116,000	$ 1,083,000	$ 1,886,000
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	33,000	32,000	43,000
Loss on disposal of fixed assets	—	—	26,000
(Increase) decrease in trade receivables	(1,270,000)	1,079,000	(957,000)
(Increase) decrease in due from affiliates & employees	(74,000)	2,000	—
(Increase) decrease in income taxes refundable/payable	(43,000)	(173,000)	98,000
(Increase) decrease in inventories	102,000	(353,000)	(502,000)
(Increase) decrease in deferred income taxes	52,000	(40,000)	816,000
(Increase) decrease in other current assets	17,000	(45,000)	511,000
(Increase) decrease in other assets	—	—	46,000
Increase (decrease) in accounts payable
and accrued expenses	1,593,000	(267,000)	(2,000)

Net cash provided by operating activities	526,000	1,318,000	1,965,000

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(41,000)	—	(96,000)

Net cash used by investing activities	(41,000)	—	(96,000)

Cash flows from financing activities:
Dividends paid	(495,000)	(1,440,000)	(1,756,000)

Net cash used by financing activities	(495,000)	(1,440,000)	(1,756,000)

Net increase (decrease) in cash and cash equivalents	(10,000)	(122,000)	113,000
Cash and cash equivalents at beginning of year	192,000	314,000	201,000

Cash and cash equivalents at end of year	$ 182,000	$ 192,000	$ 314,000

Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest	$ 80,000	$ 162,000	$ 100,000

Income taxes	$ 69,000	$ 828,000	$ 32,000

Non-cash financing transaction:
Stock dividend issued	$ 690,000	$ —	$ —

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

2. Summary of Significant Accounting Policies

Principles of Consolidation:

        The consolidated financial statements include the accounts of Nitches, Inc. and its wholly owned subsidiary, Nitches Far East Limited. Prior to August 31, 1998, Body Drama, Inc. was a wholly owned subsidiary of Nitches, Inc. consolidated in the financial statements of Nitches, Inc. Effective August 31, 1998, Body Drama, Inc. was merged into Nitches, Inc. and Body Drama, Inc. ceased to exist as a separate legal entity. All significant inter-company transactions and balances are eliminated in consolidation.

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

        The weighted average number of common shares and common share equivalents outstanding for basic and diluted earnings per share was 1,111,944 for fiscal 2002, 1,064,680 for fiscal 2001; and 1,064,680 for fiscal 2000.

NITCHES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition:

        The Company recognizes revenue as of the date merchandise is shipped to its customers.

Income Taxes:

        The Company records income taxes using an asset and liability method. Under this method, deferred Federal and state income tax assets and liabilities are provided for temporary differences between the financial reporting basis and the tax-reporting basis of the consolidated assets and liabilities. Income taxes are further explained in Note 6.

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

Recently issued accounting pronouncements:

        In April 2002, the FASB issued SFAS No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002”. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” criteria. This effects financial statements issued after May 15, 2002.

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. This applies to exit or disposal activities initiated after December 31, 2002.

        Effective October 1, 2002, the FASB issued SFAS No. 147 “Acquisitions of Certain Financial Institutions—an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.

        Management does not believe the adoption of SFAS 145, 146, and 147 will have a material impact on the financial statements.

3. Inventories

	August 31,
	2002	2001
Fabric and trim	$ 55,000	$ 117,000
Work in progress	27,000	—
Finished goods	5,224,000	5,291,000

	$5,306,000	$5,408,000

20

NITCHES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Furniture, Fixtures and Equipment

	August 31,
	2002	2001
Leasehold improvements	$ 15,000	$ 15,000
Computer equipment	256,000	256,000
Vehicles	111,000	115,000
Furniture, fixtures and other equipment	46,000	44,000

	428,000	430,000
Less accumulated depreciation and amortization	343,000	353,000

	$ 85,000	$ 77,000

5. Trade Accounts Receivable

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

	August 31,
	2002	2001
Receivables assigned to factor:
Non-recourse	$ 4,115,000	$ 3,828,000
Recourse	176,000	191,000
Advances from factor	(10,000)	(915,000)

Due from factor	4,281,000	3,104,000
Non-factored accounts receivable	369,000	235,000
Allowance for customer credits and doubtful accounts	(237,000)	(196,000)

	$ 4,413,000	$ 3,143,000

Contingent liabilities for irrevocable letters of credit	$ 7,156,000	$ 4,695,000

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

NITCHES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Income Taxes

The components of the provision for income taxes are as follows:

	Year ended August 31,
	2002	2001	2000
Current:
Federal	$ 2,000	$ 525,000	$ 833,000
State	9,000	130,000	200,000

	11,000	655,000	1,033,000

Deferred	52,000	(40,000)	(816,000)
NOL utilized	—	—	(903,000)

	52,000	(40,000)	(1,719,000)

Provision	$ 63,000	$ 615,000	$ (686,000)

Net deferred income tax assets at August 31, 2002 and 2001 consist of the tax effects of temporary differences related to the following:

	August 31,
	2002	2001
Current deferred assets:
Inventories	$ 141,000	$ 152,000
Sales returns and doubtful
account reserves	95,000	80,000
Accrued vacation and bonuses	13,000	13,000
Other items	(106,000)	(65,000)

	$ 143,000	$ 180,000

	August 31,
	2002	2001
Non-current deferred assets:
Fixed assets	$ 23,000	$ 38,000

	$ 23,000	$ 38,000

Differences between the statutory Federal income tax rate and the effective tax rate as a percentage of pre-tax income are as follows:

	Year ended August 31,
	2002	2001	2000
Statutory rate	34%	34%	34%
State income taxes, net of
Federal benefit	5.8%	5.8%	5.8%
Change in valuation
allowance	—	—	(4.5%)
Nondeductible entertainment
expenses	—	(0.3%)	—
Other items	(4.6%)	(3.2%)	—

Effective rate	35.2%	36.3%	35.3%

22

NITCHES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Employee Benefit Plans

        The Company has a 401(k) Savings Plan, whereby employees may make investments in various independent funds and Company stock. The Company may match employee contributions to this Plan on a discretionary basis or contribute on a profit sharing basis. The Company made no matching or profit sharing contributions to this Plan in fiscal 2002, 2001, or 2000.

8. Stock Options and Dividends

Executive Stock Options

        No stock options were outstanding as of August 31, 2000, 2001 or 2002.

Dividends

        During fiscal 2002, the company declared and paid cash dividends of $0.45 per share. During fiscal 2001, the company declared and paid cash dividends of $1.35 per share. Separately, on March 29, 2002 the Company issued a 10% stock dividend, or 106,489 shares, to holders of record as of March 22, 2002.

9. Leases

        The Company has lease commitments expiring at various dates through November 2005, principally for real property and equipment. The aggregate minimum rental commitments for future years ending August 31 for all non-cancelable leases having initial or remaining terms of one or more years are as follows:

2003	$261,000
2004	48,000
2005	30,000

Total	$339,000

        The Company’s leases for real property are generally subject to rent escalation based on increases in the consumer price or other indices with certain minimum and maximum increases. Rent expense, net of sublease income, was approximately $ 418,000, $429,000, and $403,000, during fiscal 2002, 2001 and 2000, respectively.

10. Operating Segments and Major Customers

        The Company’s products comprise a single operating segment. No significant assets are maintained outside the United States. Sales are made to a variety of customers throughout the United States. Sales to Mervyn’s, Kohl’s and Sears accounted for 40.5%, 21.5% and 10.9%, respectively, of the Company’s net sales in the fiscal year ended August 31, 2002. Sales to Mervyn’s, Kohl’s and Sears accounted for 39.9%, 18.6% and 10.9%, respectively, of the Company’s net sales in the fiscal year ended August 31, 2001.

        Sears, Kohl’s and Mervyn’s accounted for 29.9%, 26.1% and 15.1%, respectively, of the Company’s trade receivable balance at August 31, 2002. Kohl’s and Mervyn’s accounted for 40.3% and 26.1%, respectively, of the Company’s trade receivables balance at August 31, 2001.

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

NITCHES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Tender offers and related party transactions

        There were no tender offers to report during fiscal year ended August 31, 2002.

        In January 2002, the Company entered into an agreement with Poncho & Goldstein, Inc. (P&G), a men’s golf apparel marketer, to develop a line of men’s golf apparel under The Skins Game® label, an apparel trademark wholly owned by P&G. Under the terms of the agreement, P&G designs the apparel and the Company purchases the inventory, which is then distributed through sales channels managed by P&G. Any profits from the sale of these products are to be divided equally between the Company and P&G. As of August 31, 2002, the Company has advanced to P&G $56,000 against the anticipated profits of the product line. This advance is included in the receivables balance “Due from affiliates and employees” on the Company’s balance sheet. There can be no assurances that the golf apparel product line will become profitable or that this advance will be repaid.

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

14. Subsequent Events

        On November 1, 2002, the Company announced that it acquired a 28% interest in Designer Intimates, Inc., which owns 100% of NAP, Inc. (NAP), a New York-based intimate apparel company. NAP is a leading designer, marketer and distributor of women’s sleepwear, robes, loungewear, daywear and foundations in the United States. The company owns the trademark Anne Lewin, which is distributed through department stores and specialty boutiques. A collection of sleepwear and robes is distributed under the licensed Crabtree & Evelyn name. NAP also has a joint venture with the French brand Princesse Tam Tam, to market, sell and distribute the collection in the United States. The company is also a private label supplier to certain retailers such as Victoria’s Secret and Disney. Sales for NAP are estimated to be greater than $90 million for its fiscal year ending December 31, 2002.

        Designer Intimates recently acquired NAP from its founders and obtained a credit line of approximately $12 million from HSBC that is secured by the inventory and accounts receivable of NAP and the guarantees of shareholders of Designer Intimates. The Company has guaranteed $3 million of this credit line and this guarantee formed the consideration from the company for its 28% ownership interest in Designer Intimates. The major shareholder in Designer Intimates is Haresh T. Tharani, Chairman of Bill Blass, Ltd. The Company and Mr. Tharani have a relationship that began in 1995 when the company sold its junior sportswear business to a company also owned by Mr. Tharani, The Design & Source Holding Company. Steven Wyandt will serve on the boards of directors of Nap and Designer Intimates.

        Under current accounting rules, the Company will report any income or loss from the ongoing operation of this acquisition using the equity method of accounting, whereby its 28% interest in the earnings of NAP will be reported as a single line item in the financial statements of the Company from the date of acquisition.

15. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended August 31, 2002 and 2001:

	Three months ended
	November 30	February 28	May 31	August 31
	(In thousands, except per share amounts)
Fiscal 2002:
Net sales	$ 9,895	$ 5,734	$7,344	$6,506
Gross profit	2,111	1,349	2,133	1,801
Net income	159	(158)	71	43
Net income per common share	$ .15	$ (.15)	$ .06	$ .04

Fiscal 2001:
Net sales	$10,993	$ 7,073	$8,686	$6,927
Gross profit	2,871	1,941	2,479	1,655
Net income	519	119	359	86
Net income per common share	$ .49	$ .11	$ .34	$ .08

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10 — Directors and Executive Officers of the Registrant

        The information required as to this Item is incorporated herein by reference from the data under the caption “Information Concerning Nominees, Directors and Executive Officers” in the Proxy Statement (“2002 Proxy Statement”) to be used in connection with the solicitation of proxies to be voted at the Registrant’s annual meeting of shareholders to be held in January 2003, to be filed with the Commission in December 2002.

Item 11 — Executive Compensation

        The information required as to this Item is incorporated herein by reference from the data under the captions “Executive Officer Compensation”, “Board Compensation Committee Report on Executive Compensation” and “Employment Agreements” in the 2002 Proxy Statement.

Item 12 — Security Ownership of Certain Beneficial Owners and Management

        The information required as to this Item is incorporated herein by reference from the data under the caption “Principal Shareholders” in the 2002 Proxy Statement.

Item 13 — Certain Relationships and Related Transactions

        The information required as to this Item is incorporated herein by reference from the data under the caption “Certain Relationships and Related Transactions” in the 2002 Proxy Statement.

PART IV

Item 14 — Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this report:

1.	The following consolidated financial statements of the Registrant are included as part of this report:

Consolidated Balance Sheets as of August 31, 2002 and 2001;

Consolidated Statements of Income for the years ended August 31, 2002, 2001 and 2000;

Consolidated Statements of Shareholders’ Equity for the years ended August 31, 2002, 2001 and 2000;

Consolidated Statements of Cash Flows for the years ended August 31, 2002, 2001 and 2000;

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

(b) Exhibits and Reports on Form 8-K. None 26

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

27

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: November 25, 2002

NITCHES, INC.

By: /s/ Steven P. Wyandt Steven P. Wyandt, Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Steven P. Wyandt Steven P. Wyandt	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Director	November 25, 2002

/s/ Paul M. Wyandt Paul M. Wyandt	President, Chief Operating Officer (Principal Operating Officer), and Director	November 25, 2002

/s/ Arjun C. Waney Arjun C. Waney	Director	November 25, 2002

/s/ Eugene B. Price II Eugene B. Price II	Director	November 25, 2002

/s/ William L. Hoese William L. Hoese	Director	November 25, 2002

28

CERTIFICATIONS

I, Steven P. Wyandt, certify that:

1. I have reviewed this annual report on Form 10-K of Nitches, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 25, 2002

/s/ Steven P. Wyandt Steven P. Wyandt Chief Executive Officer and Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        I, Steven P. Wyandt, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Nitches, Inc. on Form 10-K for the fiscal year ended August 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of Nitches, Inc.

By: Name: Title	/s/ Steven P. Wyandt Steven P. Wyandt Chief Executive Officer and Chief Financial Officer

29

Independent Auditor’s Report

To the Board of Directors and Shareholders
Nitches, Inc. and Subsidiaries
San Diego, California

        Our audit of the consolidated financial statements of Nitches, Inc. and Subsidiaries referred to in our report dated October 9, 2002 appearing in item 8 in this Annual Report of Form 10-K also included an audit of the information included in the financial statement schedule listed in item 14(a) of this Form 10-K. In our opinion, the information included in the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

MOSS ADAMS LLP

Los Angeles, California
October 9, 2002

Schedule II

NITCHES, INC.

Valuation and Qualifying Accounts and Reserves

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Year ended August 31, 2000
Allowance for doubtful accounts &
sales returns	$374,000	$300,000	—	$449,000	$225,000
Inventory markdown allowance	$199,000	$199,000	—	$265,000	$133,000
Note receivable reserve	$600,000	—	—	—	$600,000

Year ended August 31, 2001
Allowance for doubtful accounts &
sales returns	$225,000	$279,000	—	$308,000	$196,000
Inventory markdown allowance	$133,000	$ 40,000	—	$ 71,000	$102,000
Note receivable reserve	$600,000	—	—	$600,000	—

Year ended August 31, 2002
Allowance for doubtful accounts &
sales returns	$196,000	$ 41,000	—	—	$237,000
Inventory markdown allowance	$102,000	—	—	$ 27,000	$ 75,000

31

EXHIBIT INDEX

Exhibit Number	Exhibit

*3.1	Articles of Incorporation of the Company, as amended

*3.2	Bylaws of the Company, as amended

*4	See 3.1 and 3.2, above

*10.3.3	Executive Option Plan adopted October 3, 1989, as amended

*10.5.12	Lease Agreement between the Company and Broadway and 41st Associates Limited Partnership dated August 17, 1989

*10.6	Form of Indemnification Agreement for Officers and Directors

*10.12	Employee Stock Purchase Plan

*10.30	Asset Purchase Agreement and related agreements between the Company and Design and Source Holding Company, Ltd effective July 1, 1995

*10.34	Employment Agreement dated January 1, 1998 between the Company and Steven P. Wyandt

*10.35	Documents concerning offer to purchase shares pursuant to a tender offer dated August 18, 1998

*10.36	Employment Agreement dated September 1, 1998 between the Company and Steven P. Wyandt

*10.37	Employment Agreement dated September 1, 2001 between the Company and Steven P. Wyandt

*21	Subsidiaries of the Registrant

*24	Power of Attorney regarding authority to sign documents to be filed with the Commission

* Incorporated by reference; see page 26. 32