Form 10-Q
period 2002-11-30
NITCHES INC
filed 2003-01-14
CIK 772263

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2002

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

As of November 30, 2002 the Registrant had 1,171,169 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION Item 1. Financial Statements NITCHES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets

ASSETS
	November 30, 2002	August 31, 2002

Current assets:
Cash and cash equivalents	$170,000	$182,000
Receivables:
Trade accounts, less allowances	3,980,000	4,413,000
Due from affiliates and employees	106,000	110,000

Total receivables	4,086,000	4,523,000

Refundable income taxes	79,000	118,000
Inventories	3,334,000	5,306,000
Deferred income taxes	252,000	143,000
Other current assets	110,000	106,000

Total current assets	8,031,000	10,378,000

Investment in Designer Intimates, Inc.	288,000	—
Furniture, fixtures and equipment, net	77,000	85,000
Deferred income taxes	23,000	23,000
Other assets	17,000	17,000

	$8,436,000	$10,503,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,595,000	$4,133,000
Accrued expenses	214,000	144,000

Total current liabilities	1,809,000	4,277,000

Shareholders’ equity:
Preferred stock, no par value; 25,000,000 shares authorized,
no shares issued or outstanding	—	—
Common stock, no par value; 50,000,000 shares authorized;
1,171,169 shares issued and outstanding	1,495,000	1,495,000
Retained earnings	5,132,000	4,731,000

Total shareholders’ equity	6,627,000	6,226,000

	$8,436,000	$10,503,000

The accompanying notes are an integral part of these financial statements 2
NITCHES, INC. AND SUBSIDIARIES Consolidated Statements of Income (Unaudited)

	Three months ended November 30,
	2002	2001

Net sales	$10,435,000	$9,895,000
Cost of goods sold	8,500,000	7,784,000

Gross profit	1,935,000	2,111,000
Selling, general and administrative expenses	1,802,000	1,813,000

Income from operations	133,000	298,000
Interest expense, net	(29,000)	(37,000)
Income from unconsolidated subsidiary	288,000	—

Income before income taxes	392,000	261,000
Provision/(benefit) for income taxes	(68,000)	102,000

Net income	$460,000	$159,000

Earnings per share (basic and diluted)	$0.39	$0.15

Shares outstanding (basic and diluted)	1,171,169	1,064,680

The accompanying notes are an integral part of these financial statements 3
NITCHES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended November 30,
	2002	2001

Net cash provided by operating activities	$(12,000)	$209,000
Cash flows from investing activities:
Capital expenditures	—	(40,000)
Cash flows from financing activities:
Dividends paid	—	(159,000)

Net increase (decrease) in cash and cash equivalents	(12,000)	10,000
Cash and cash equivalents at beginning of period	182,000	192,000

Cash and cash equivalents at end of period	$170,000	$202,000

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$29,000	$37,000
Income taxes	—	4,000
Non-cash investing activity:
Accrued earnings of unconsolidated subsidiary	$288,000	$—
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

2. Condensed Financial Statements:

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2002. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included in the interim period. Operating results for the three months ended November 30, 2002 are not necessarily indicative of the results that may be expected for the year ending August 31, 2003.

3. Earnings Per share:

        At November 30, 2002, there were no stock options or similar instruments outstanding and therefore no dilutive effect to the weighted average number of shares outstanding.

4. Inventories:

	November 30, 2002	August 31, 2002

Fabric and trim	$224,000	$55,000
Work in progress	—	27,000
Finished goods	3,110,000	5,224,000

	$3,334,000	$5,306,000

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

NITCHES, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statement (continued) 5. Trade accounts receivable (continued):

	November 30, 2002	August 31, 2002

Receivables assigned to factor:
Non-recourse	$8,956,000	$4,115,000
Recourse	122,000	176,000
Advances from factor	(4,887,000)	(10,000)

Due from factor	4,191,000	4,281,000
Non-factored accounts receivable	311,000	369,000
Allowance for customer credits and doubtful accounts	(522,000)	(237,000)

	$3,980,000	$4,413,000

Contingent liabilities for irevocable letters of credit	$2,002,000	$7,156,000

        The factoring agreement allows the Company to borrow up to $15,000,000, limited by certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company. The Company’s Chairman has provided a $1,000,000 personal guarantee in connection with the factoring arrangement.

6. Dividends:

        The Company paid a dividend of $.05 (fifteen cents) per share on December 13, 2002 for a total of approximately $59,000, to the shareholders of record as of November 29, 2002. During fiscal 2002 the Company declared and paid dividends of $.45 per share.

7. Significant Customers:

        Sales to three separate customers (Kohl’s, Sears and Mervyn’s) accounted for 31.0%, 24.2% and 26.9%, respectively, of the Company’s net sales in the three months ended November 30, 2002. Two customers (Mervyn’s and Kohl’s) accounted for 47.6% and 27.2% of the Company’s net sales in the three months ended November 30, 2001.

        Three customers (Kohl’s, Sears and Mervyn’s) accounted for 36.0%, 29.2% and 27.4% respectively, of the Company’s trade receivable balance at November 30, 2002. Two customers (Mervyn’s and Kohl’s) accounted for 54.2% and 28.4% of the Company’s trade receivable balance at November 30, 2001.

8. Investment in Unconsolidated Subsidiary:

        In October 2002 the Company acquired a 28% interest in Designer Intimates, Inc., which owns 100% of NAP, Inc., a New York-based intimate apparel company. Designer Intimates had acquired NAP from its founders and obtained a credit line of approximately $12 million from HSBC, secured by the inventory and accounts receivable of NAP and the guarantees of shareholders of Designer Intimates. Nitches guaranteed $3 million of this credit line and this guarantee formed the consideration from Nitches for its 28% ownership interest in Designer Intimates. Nitches reports any income or loss from the ongoing operation of Designer Intimates using the equity method of accounting, whereby Nitches’ 28% interest in Designer Intimates is reported as a single line item on the Consolidated Statement of Income. For October and November, the Company recognized $288,000 in income from the unconsolidated subsidiary. This income is reported net of tax and is not taxable to the Company. For that same period, Designer Intimates had net income of $1.0 million on sales of $26.7 million. This compares to net income of $413,000 on sales of $16.6 million for the year earlier period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Resultsof Operations.

Results of Operations

Three Months Ended November 30, 2002 Compared to the Three Months Ended November 30, 2001

        Net sales for the three months ended November 30, 2002 increased approximately $540,000 (5.5%) as compared to the three months ended November 30, 2001. This increase was attributable to an increase in unit sales in the Company’s sleepwear product line.

        Cost of sales as a percent of net sales increased 2.8%, generating a lower gross profit margin of 18.5% for the three months ended November 30, 2002 as compared to 21.3% for the year earlier period. The decrease came as the result of lower realized gross margins due to deflationary pricing pressures (see Impact of Inflation and Deflation below), as well as increased transportation and handling costs incurred due the to rerouting of shipments as a result of the West Coast port lockout in October 2002. Furthermore, the Company’s product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margin is likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

        Selling, general and administrative expenses remained relatively unchanged for the first quarter of fiscal 2003 as compared to a year ago. Expenses decreased as a percent of net sales from 17.8% in the year earlier period to 17.3% in the current period, due to the increase in net sales from the earlier period.

        The Company’s income tax provision reflects the effect of $41,000 accrued tax expense for the first quarter of fiscal 2003 less the elimination of a deferred tax reserve in the amount of $109,000, for a net tax benefit of $68,000.

Investment in Unconsolidated Subsidiary

        In October 2002 the Company acquired a 28% interest in Designer Intimates, Inc., which owns 100% of NAP, Inc., a New York-based intimate apparel company. Designer Intimates had acquired NAP from its founders and obtained a credit line of approximately $12 million from HSBC, secured by the inventory and accounts receivable of NAP and the guarantees of shareholders of Designer Intimates. Nitches guaranteed $3 million of this credit line and this guarantee formed the consideration from Nitches for its 28% ownership interest in Designer Intimates. Nitches reports any income or loss from the ongoing operation of Designer Intimates using the equity method of accounting, whereby Nitches’ 28% interest in Designer Intimates is reported as a single line item on the Consolidated Statement of Income. For October and November, the Company recognized $288,000 in income from the unconsolidated subsidiary. This income is reported net of tax and is not taxable to the Company. For that same period, Designer Intimates had net income of $1.0 million on sales of $26.7 million. This compares to net income of $413,000 on sales of $16.6 million for the year earlier period.

Liquidity and Capital Resources

        Working capital rose slightly to $6.2 million at November 30, 2002 from $6.1 million at August 31, 2002, and the current ratio increased to 4.4:1 at November 30, 2002 from 2.43:1 at August 31, 2002.

        The Company declared a dividend of $.05 (five cents) per share to shareholders of record as of November 29, 2002, for a total of approximately $59,000. This dividend was paid on December 13, 2002.

        The Company sells substantially all of its trade receivables to a factor (CIT) on a pre-approved, non-recourse basis. The Company attempts to make any recourse shipments on a COD basis or ensure that the customers’ payments are backed by a commercial or standby letter of credit issued by the customers’ bank. The amount of the Company’s receivables that were recourse and were not made on a COD basis or supported by commercial or standby letters of credit at November 30, 2002 was approximately $433,000 of which approximately $94,000 had been collected through January 3, 2003.

        Payment for non-recourse factored receivables is made at the time customers make payment to CIT or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date. Under the Discount Factoring Agreement, the Company can request advances in anticipation of customer collections at CIT’s prime rate (currently 4.25%) less one-half percent, and open letters of credit through CIT. The amount of borrowings by the Company, including a portion of outstanding letters of credit, are limited to certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company. Borrowings are collateralized by all of the assets of the Company. At November 30, 2002, the Company had outstanding letters of credit of approximately $2.0 million for the purchase of finished goods, which had been opened through CIT. Either party may terminate the Discount Factoring Agreement on 60-days written notice.

Inventory

        In its ordinary course of operations, the Company generally makes some sales below its normal selling prices or below cost. Based on prior experience, management believes this will be true for some inventory held on or acquired after November 30, 2002. The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

        The Company’s inventory decreased from $5.3 million at August 31, 2002 to $3.3 million at November 30, 2002. The Company has established an inventory markdown reserve as of November 30, 2002, which management believes will be sufficient for current inventory that is expected to sell below cost in the future. There can be no assurance that the Company will realize its expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of November 30, 2002 for which customer sales orders have not yet been received. The inventory markdown reserve is calculated based on specific identification of aged goods and styles that are slow-moving or selling off-price.

Backlog

        The Company had unfilled customer orders of $9.3 million at November 30, 2002 compared to $9.5 million at November 30, 2001, with such orders generally scheduled for delivery by May 2003 and May 2002, respectively. Reduced orders in the sleepwear product line contributed to the decrease in backlog of $200,000. These amounts include both confirmed and unconfirmed orders that the Company believes, based on industry practice and past experience, will be confirmed. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at November 30, 2002. Because of the Company’s reliance upon a few major accounts, any adverse impact of the current economic downturn on one or more of these customers could lead to the cancellation of existing orders and/or an inability to secure future orders, which would have a material adverse financial effect on the Company. Sears has advised the Company that they are going to directly import their sleepwear for Spring 2003. This has the potential of reducing sleepwear volume for the Company by approximately $1.1 million.

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

Impact of Inflation and Deflation

        Management does not believe that inflation has had any material impact upon the Company’s revenues or income from operations to date. Management believes that the apparel sector in which the Company operates has been in a period of deflation, contrary to the modest inflation experienced in the economy in general. The persistence of the consumer to buy “on sale” merchandise has put pressure on retail gross margins, which in turn has led to downward pressure from retailers on wholesale gross margins, in the form of selling cost adjustments taken as deductions against invoices issued by the Company. In the apparel industry, these are commonly referred to as markdown allowances or chargebacks. Without a corresponding decrease in fabric and labor prices, these markdown allowances have led to a decline in wholesale gross margins. Management believes these modest deflationary pressures will continue into the foreseeable future.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        There were no material legal proceedings to which the Company or any of its subsidiaries was a party in the three months ended November 30, 2002.

Item 6. Exhibits and Reports on Form 8-K

        The Company filed a Current Report on Form 8-K on November 1, 2002, announcing its acquisition of a 28% interest in Designer Intimates, Inc.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

January 14, 2003	NITCHES, INC. ———————————————— (Registrant) By: /s/ Steven P. Wyandt ———————————————— Steven P. Wyandt As Principal Financial Officer and on behalf of the Registrant

9

CERTIFICATIONS

I, Steven P. Wyandt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Nitches, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: January 14, 2003 /s/ Steven P. Wyandt —————————————— Steven P. Wyandt Chief Executive Officer and Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        I, Steven P. Wyandt, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Nitches, Inc. on Form 10-Q for the three months ended November 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Nitches, Inc.

By: /s/ Steven P. Wyandt ——————————————— Name: Steven P. Wyandt Title: Chief Executive Officer and Chief Financial Officer

10