Form 10-Q/A
period 2002-11-30
NITCHES INC
filed 2003-02-06
CIK 772263

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

As of November 30, 2002 the Registrant had 1,171,169 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements NITCHES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets

	November 30, 2002	August 31, 2002
ASSETS

Current assets:
Cash and cash equivalents	$170,000	$182,000
Receivables:
Trade accounts, less allowances	3,980,000	4,413,000
Due from affiliates and employees	106,000	110,000

Total receivables	4,086,000	4,523,000

Refundable income taxes	79,000	118,000
Inventories	3,334,000	5,306,000
Deferred income taxes	252,000	143,000
Other current assets	110,000	106,000

Total current assets	8,031,000	10,378,000

Investment in Designer Intimates, Inc.	288,000	—
Furniture, fixtures and equipment, net	77,000	85,000
Deferred income taxes	23,000	23,000
Other assets	17,000	17,000

	$8,436,000	$10,503,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,595,000	$4,133,000
Accrued expenses	214,000	144,000

Total current liabilities	1,809,000	4,277,000

Shareholders’ equity:
Preferred stock, no par value; 25,000,000 shares authorized,
no shares issued or outstanding	—	—
Common stock, no par value; 50,000,000 shares authorized;
1,171,169 shares issued and outstanding	1,495,000	1,495,000
Retained earnings	5,132,000	4,731,000

Total shareholders’ equity	6,627,000	6,226,000

	$8,436,000	$10,503,000

The accompanying notes are an integral part of these financial statements 2

NITCHES, INC. AND SUBSIDIARIES Consolidated Statements of Income(Unaudited)

	Three months ended November 30,
	2002	2001

Net sales	$10,435,000	$9,895,000

Cost of goods sold	8,500,000	7,784,000

Gross profit	1,935,000	2,111,000

Selling, general and administrative expenses	1,802,000	1,813,000

Income from operations	133,000	298,000

Interest expense, net	(29,000)	(37,000)
Income from unconsolidated subsidiary	288,000	—

Income before income taxes	392,000	261,000

Provision/(benefit) for income taxes	(68,000)	102,000

Net income	$460,000	$159,000

Earnings per share (basic and diluted)	$0.39	$0.15

Shares outstanding (basic and diluted)	1,171,169	1,064,680

The accompanying notes are an integral part of these financial statements 3

NITCHES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended November 30,
	2002	2001

Net cash provided by operating activities	$(12,000)	$209,000

Cash flows from investing activities:
Capital expenditures	—	(40,000)

Cash flows from financing activities:
Dividends paid	—	(159,000)

Net increase (decrease) in cash and cash equivalents	(12,000)	10,000

Cash and cash equivalents at beginning of period	182,000	192,000

Cash and cash equivalents at end of period	$170,000	$202,000

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$29,000	$37,000
Income taxes	—	4,000

Non-cash investing activity:
Accrued earnings of unconsolidated subsidiary	$288,000	$—

The accompanying notes are an integral part of these financial statements 4

NITCHES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1.	Description of Business

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

        The Company paid a dividend of $.05 (five cents) per share on December 13, 2002 for a total of approximately $59,000, to the shareholders of record as of November 29, 2002. During fiscal 2002 the Company declared and paid dividends of $.45 per share.

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

8.	Minority Interest:

        In October 2002 the Company acquired a 28% interest in Designer Intimates, Inc., which owns 100% of NAP, Inc., a New York-based intimate apparel company. Designer Intimates had acquired NAP from its founders and obtained a credit line of approximately $12 million from HSBC, secured by the inventory and accounts receivable of NAP and the guarantees of shareholders of Designer Intimates. Nitches guaranteed $3 million of this credit line and this guarantee formed the consideration from Nitches for its 28% ownership interest in Designer Intimates. Nitches reports any income or loss from the ongoing operation of Designer Intimates using the equity method of accounting, whereby Nitches’ 28% interest in Designer Intimates is reported as a single line item on the Consolidated Statement of Income. For October and November, the Company recognized $288,000 in income from the unconsolidated subsidiary. This income is reported net of tax and is not taxable to the Company. For that same period, Designer Intimates had net income of $1.0 million on sales of $26.7 million. This compares to net income of $413,000 on sales of $16.6 million for the year earlier period. Minority interest income is reported net of tax and is not taxable to the Company.

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


Item 4. Controls and Procedures

        As of December 31, 2002 the Chief Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, he concluded that the disclosure controls and procedures of the Company are effective in timely alerting of the material information required to be included in the periodic filings with the Securities and Exchange Commission and that the information required to be disclosed in these filings is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission.

        There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.


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

NITCHES, INC. ————————————————— Registrant

January 14, 2003	By:	/s/ Steven P. Wyandt ————————————————— Steven P. Wyandt As Principal Financial Officer and on behalf of the Registrant

9

CERTIFICATIONS

I, Steven P. Wyandt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Nitches, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; and


4. I am responsible for establishing and maintaining the disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)	designed such disclosure controls and procedures to insure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report(the “Evaluation Date”); and

c)	presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors(or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditor’s any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.


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

By:	/s/ Steven P. Wyandt ———————————
Name:	Steven P. Wyandt
Title:	Chief Executive Officer and Chief Financial Officer

10