Form 10-Q
period 2003-02-28
NITCHES INC
filed 2003-04-15
CIK 772263

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: February 28, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of February 28, 2003 the Registrant had 1,171,169 shares of common stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         NITCHES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                              ASSETS

                                                                     February 28,         August 31,
                                                                         2003                2002
                                                                     ------------        -----------
                                                                     (Unaudited)
Current assets:
  Cash and cash equivalents                                           $   270,000        $   182,000
  Receivables:
    Trade accounts, less allowances                                     3,414,000          4,413,000
    Due from affiliates and employees                                      71,000            110,000
                                                                      -----------        -----------
        Total receivables                                               3,485,000          4,523,000

  Refundable income taxes                                                 139,000            118,000
  Inventories                                                           3,364,000          5,306,000
  Deferred income taxes                                                   252,000            143,000
  Other current assets                                                    114,000            106,000
                                                                      -----------        -----------
        Total current assets                                            7,624,000         10,378,000

Investment in Designer Intimates, Inc.                                    227,000                 --
Furniture, fixtures and equipment, net                                     72,000             85,000
Deferred income taxes                                                      23,000             23,000
Other assets                                                               17,000             17,000
                                                                      -----------        -----------
                                                                      $ 7,963,000        $10,503,000
                                                                      ===========        ===========

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                    $ 1,432,000        $ 4,133,000
  Accrued expenses                                                        234,000            144,000
                                                                      -----------        -----------
      Total current liabilities                                         1,666,000          4,277,000

Shareholders' equity:
  Preferred stock, no par value; 25,000,000 shares authorized,
      no shares issued or outstanding                                          --                 --
  Common stock, no par value; 50,000,000 shares authorized;
      1,171,169 shares issued and outstanding                           1,495,000          1,495,000
  Retained earnings                                                     4,802,000          4,731,000
                                                                      -----------        -----------
      Total shareholders' equity                                        6,297,000          6,226,000
                                                                      -----------        -----------
                                                                      $ 7,963,000        $10,503,000
                                                                      ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                         NITCHES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)

                                                          Three Months Ended                      Six Months Ended
                                                              February 28,                           February 28,
                                                    -------------------------------         ---------------------------------
                                                       2003                2002                 2003                 2002
                                                    -----------         -----------         ------------         ------------
Net sales                                           $ 6,699,000         $ 5,754,000         $ 17,156,000         $ 15,672,000

Cost of goods sold                                    4,958,000           4,407,000           13,485,000           12,218,000
                                                    -----------         -----------         ------------         ------------

Gross profit                                          1,741,000           1,347,000            3,671,000            3,454,000

Selling, general and administrative expenses          1,865,000           1,578,000            3,662,000            3,387,000
                                                    -----------         -----------         ------------         ------------

Income/(loss) from operations                          (124,000)           (231,000)               9,000               67,000

Interest and other income                                 3,000                  --                3,000                   --
Interest expense                                        (33,000)            (28,000)             (62,000)             (65,000)
Income/(loss) from unconsolidated subsidiary            (61,000)                 --              227,000                   --
                                                    -----------         -----------         ------------         ------------

Income/(loss) before income taxes                      (215,000)           (259,000)             177,000                2,000

Provision/(benefit) for income taxes                    (60,000)           (101,000)            (128,000)               1,000
                                                    -----------         -----------         ------------         ------------

Net income/(loss)                                   $  (155,000)        $  (158,000)        $    305,000         $      1,000
                                                    ===========         ===========         ============         ============

Earnings per share                                  $     (0.13)        $     (0.13)        $       0.26         $       0.00
                                                    ===========         ===========         ============         ============

Shares outstanding                                    1,171,169           1,171,169            1,171,169            1,171,169
                                                    ===========         ===========         ============         ============

Dividends per share                                 $      0.15         $      0.14         $       0.20         $       0.27
                                                    ===========         ===========         ============         ============

   The accompanying notes are an integral part of these financial statements.

                         NITCHES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   Six Months Ended
                                                                     February 28,
                                                            -------------------------------
                                                                2003                2002
                                                            -----------         -----------
Net income                                                  $   305,000         $     1,000
Cash flows from operating activities:
  Depreciation and amortization                                  17,000              16,000
  (Increase) decrease in accounts receivable                  1,038,000            (173,000)
  Decrease in inventories and other current assets            1,804,000           1,745,000
  Decrease in trade payables and accrued expenses            (2,611,000)         (1,319,000)
  Non-cash income from unconsolidated subsidiary               (227,000)                 --
                                                            -----------         -----------
    Net cash provided by operating activities               $   326,000         $   270,000

Cash flows from investing activities:
   Capital expenditures                                          (4,000)            (48,000)

Cash flows from financing activities:
   Dividends paid                                              (234,000)           (319,000)
                                                            -----------         -----------

Net increase (decrease) in cash and cash equivalents             88,000             (97,000)

Cash and cash equivalents at beginning of period                182,000             192,000
                                                            -----------         -----------
Cash and cash equivalents at end of period                  $   270,000         $    95,000
                                                            ===========         ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period:
  Interest                                                  $    62,000         $    65,000
  Income taxes                                                       --              40,000

Non-cash investing activity:
  Accrued earnings of unconsolidated subsidiary             $   227,000         $        --

   The accompanying notes are an integral part of these financial statements.

                         NITCHES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

1.    Description of Business

      Nitches, Inc. (the "Company") is a wholesale importer and distributor of clothing manufactured to its specifications and distributed in the United States under Company brand labels and private retailer labels. In addition to women's sleepwear and western wear, a line of men's casual wear developed by the Company has become part of the Company's product mix.

2.    Condensed Financial Statements:

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended August 31, 2002. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included in the interim period. Operating results for the six months ended February 28, 2003 are not necessarily indicative of the results that may be expected for the year ending August 31, 2003.

3.    Earnings Per share:

      At February 28, 2003, there were no stock options or similar instruments outstanding and therefore no dilutive effect to the number of shares outstanding.

4.    Inventories:

                                          February 28,          August 31,
                                              2003                 2002
                                           ----------           ----------
      Fabric and trim                      $  314,000           $   55,000
      Work in progress                          6,000               27,000
      Finished goods                        3,044,000            5,224,000
                                           ----------           ----------
                                           $3,364,000           $5,306,000
                                           ==========           ==========

5.    Trade accounts receivable:

      Pursuant to the terms of an agreement between Nitches and a factor, Nitches sells a majority of its trade accounts receivable to the factor on a pre-approved, non-recourse basis. The price at which the accounts are sold is the invoice amount reduced by the factor commission (.3% of the invoice amount) and all selling discounts. Trade accounts receivable not sold to the factor remain in custody and control of the Company, and the company maintains all credit risk on those accounts as well as accounts which are sold to the factor with recourse. Conversely, for accounts sold to the factor without recourse, the factor is responsible for collection, assumes all credit risk, and obtains all of the rights and remedies against the company's customers. For accounts sold to the factor, payment is due from the factor upon the earlier of the payment of the receivable to the factor by the customer, or the maturity of the receivable (generally 180 days from the date of shipment to the customer).

      The Company may request payment from the factor in advance of the collection date or maturity. Any such advance payments are assessed an interest charge through the collection date or maturity at the factor's prime rate less 1.5% (one and one half percent) per annum. The company's obligations with respect to advances from the factor are limited to the interest charges thereon. Advance payments are limited to a maximum of 85% (eighty-five percent) of eligible accounts receivable. The factoring agreement also provides for the issuance of irrevocable letters of credit for the Company's purchase of inventory in the normal course of its business. Letters of credit are subject to a $6 million limit. All assets of the company collateralize the advances and letters of credit. The Company's Chairman has also provided a personal guaranty in connection with the factoring arrangement.

                         NITCHES, INC. AND SUBSIDIARIES
         Notes to Condensed Consolidated Financial Statement (continued)

5.    Trade accounts receivable (continued):

      The status of the trade accounts receivable and letters of credit are as follows:

                                                                      February 28,         August 31,
                                                                          2003                2002
                                                                      -----------         -----------
      Receivables assigned to factor:
         Non-recourse                                                 $ 4,012,000         $ 4,115,000
         Recourse                                                          80,000             176,000
         Advance payments from factor                                    (820,000)            (10,000)
                                                                      -----------         -----------
           Due from factor                                              3,272,000           4,281,000
      Non-factored accounts receivable                                    364,000             369,000
      Allowance for customer credits and doubtful accounts               (222,000)           (237,000)
                                                                      -----------         -----------
                                                                      $ 3,414,000         $ 4,413,000
                                                                      ===========         ===========

      Contingent liabilities for irrevocable letters of credit        $ 1,619,000         $ 7,156,000
                                                                      ===========         ===========

6.    Dividends:

      The Company paid a dividend of $.05 (five cents) per share on December 13, 2002 for a total of approximately $59,000, to the shareholders of record as of November 29, 2002. Additionally, the Company paid a dividend of $.15 (fifteen cents) per share on February 14, 2003 for a total of approximately $176,000, to the shareholders of record as of January 31, 2003. During fiscal 2002 the Company declared and paid dividends of $.45 per share.

7.    Significant Customers:

      Sales to three separate customers (Kohl's, Mervyn's and Sears) accounted for 28.1%, 24.1% and 10.4% respectively of the Company's net sales in the three months ended February 28, 2003. Three customers (Mervyn's, Kohl's and Sears) accounted for 55.1%, 9.1% and 9.0% of the Company's net sales in the three months ended February 28, 2002. Three customers (Kohl's, Mervyn's and Sears) accounted for 34.6%, 25.0% and 20.0% of the Company's net sales for the six months ended February 28, 2003.

      Two customers (Kohl's & Mervyn's) accounted for 30.1% and 25.0% respectively of the Company's trade receivable balance as of February 28, 2003. Two customers (Mervyn's and Sears) accounted for 69.5% and 11.2% respectively of the Company's trade receivable balance at February 28, 2002.

8.    Minority Interest:

      In October 2002 the Company acquired a 28% interest in Designer Intimates, Inc., which owns 100% of NAP, Inc., a New York-based intimate apparel company. Designer Intimates had acquired NAP from its founders and obtained a credit line of approximately $12 million from HSBC, secured by the inventory and accounts receivable of NAP and the guarantees of shareholders of Designer Intimates. Nitches guaranteed $3 million of this credit line and this guarantee formed the consideration from Nitches for its 28% ownership interest in Designer Intimates. Nitches reports any income or loss from the ongoing operation of Designer Intimates using the equity method of accounting, whereby Nitches' 28% interest in Designer Intimates is reported as a single line item on the Consolidated Statement of Income. For October through February, the Company recognized $227,000 in income from the unconsolidated subsidiary. This income is reported net of tax and is not taxable to the Company. For that same period, Designer Intimates had net income of $830,000 on sales of $45.5 million.

      Following are the unaudited condensed financial statements of Designer Intimates, Inc. as of February 28, 2003 for the 3 and 5 month periods then ended:

                            Designer Intimates, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                             Assets                               February 28, 2003
                                                                  -----------------
Accounts receivable                                                  $ 8,284,000
Inventory                                                              4,722,000
Other current assets                                                     402,000
                                                                     -----------

Total current assets                                                  13,408,000

Fixed assets (net of depreciation & amortization)                        849,000
Other non-current assets                                               2,467,000
                                                                     -----------

Total Assets                                                         $16,724,000
                                                                     ===========

                          Liabilities

Loans payable                                                        $ 6,232,000
Accounts payable                                                       8,452,000
Other current liabilities                                              1,207,000
                                                                     -----------

Total current liabilities                                             15,891,000

Shareholders' equity                                                     833,000
                                                                     -----------

Total liabilities and shareholders' equity                           $16,724,000
                                                                     ===========

                            Designer Intimates, Inc.
                         Consolidated Income Statements
                                   (Unaudited)

                                           Three Months Ended   Five Months Ended
                                           February 28, 2003    February 28, 2003
                                           -----------------    -----------------
Net Sales                                     $ 18,841,000         $ 45,549,000
Cost of sales                                   15,109,000           36,309,000
                                              ------------         ------------
Gross profit                                     3,732,000            9,240,000

Operating expenses                               4,022,000            6,775,000
Amortization of intangible assets                   47,000              918,000
                                              ------------         ------------
Income from operations                            (337,000)           1,547,000
Interest expenses                                   63,000              167,000
Other (income)                                     (50,000)             (50,000)
                                              ------------         ------------
Income/(loss) before income taxes                 (350,000)           1,430,000
Provision/(benefit) for income taxes              (130,000)             600,000
                                              ------------         ------------
Net income/(loss)                             $   (220,000)        $    830,000
                                              ============         ============

9. New Accounting Pronouncement:

      In December 2002, The Statement of Financial Accounting Standard No. 148 (SFAS no. 148--Accounting for Stock-Based Compensation) was issued. SFAS no. 148 is effective for fiscal years ending after December 15, 2002 and for interim reporting periods beginning after December 15, 2002. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Because the Company does not currently have any stock based compensation arrangements, the Company believes the implementation of SFAS no. 148 will not have any immediate effect on the financial statements or disclosures therein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CRITICAL ACCOUNTING POLICIES

      Revenue Recognition. The Company recognizes revenue at the time products are shipped based on its terms of F.O.B. shipping point, where risk of loss and title transfer to the buyer at time of shipment. The Company records sales in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Under these guidelines, revenue is recognized when all of the following exist: persuasive evidence of a sale arrangement exists, delivery of the product has occurred, the price is fixed or determinable and payment is reasonably assured. Provisions are made currently for estimated product returns and sales allowances.

      Allowances for Sales Returns, Doubtful Accounts and Other. Sales are recorded net of estimated future returns, uncollectable accounts receivable and other customer related allowances. Management analyzes historical returns and bad debt expense, current economic trends, changes in customer demand and sell-through of our products when evaluating the adequacy of these allowances. In addition, the Company may provide warehousing credits and other allowances to certain customers in accordance with industry practice. These reserves are determined based on historical experience, budgeted customer allowances and existing commitments to customers. Although management believes it has established adequate reserves with respect to these items, actual activity could vary from management's estimates and such variances could have a material impact on reported results. At February 28, 2003, trade accounts receivable balance was $3.4 million, net of allowances of $222,000, as compared to the balance of $4.4 million, net of allowances of $237,000 at August 31, 2002. At February 28, 2002, the trade accounts receivable balance was $3.3 million, net of allowances for doubtful accounts of $304,000.

      Inventory. The Company marks down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about age of the inventory, future demand and market conditions. This process provides for a new basis for the inventory until it is sold. If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required. The Company's inventory balance was $3.4 million, net of inventory markdowns of $155,000, at February 28, 2003, as compared to an inventory balance of $5.3 million, net of inventory write-downs of $75,000, at August 31, 2002. At February 28, 2002, the inventory balance was $3.5 million, net of inventory write-downs of $130,000.

Results of Operations

Six Months Ended February 28, 2003 Compared to the Six Months Ended February 28, 2002

      Net sales for the six months ended February 28, 2003, increased approximately $1.5 million (9.5%) as compared to the six months ended February 28, 2002. This increase was attributable to an increase in unit sales across the Company's product lines.

      Cost of sales as a percent of net sales increased 0.6%, generating a lower gross profit margin of 21.5% for the six months ended February 28, 2003, as compared to 22.1% for the year earlier period. The Company realized lower gross margins due to deflationary pricing pressures (see Impact of Inflation and Deflation below), as well as increased transportation and handling costs incurred due the to rerouting of shipments as a result of the West Coast port lockout in October 2002. Furthermore, the Company's product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margin is likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

      Selling, general and administrative expenses for the first half of fiscal 2003 increased $275,000 as compared to a year ago, due primarily to an increase in sales commissions and selling related expenses incurred in the second quarter, in line with an increase in menswear product sales. Selling, general and administrative expenses include costs and expenses pertaining to selling, merchandising, warehousing, and shipping of products. For the six months ended February 28, 2003, this category included $1,555,000 of selling and merchandising expenses and $705,000 of shipping and warehousing expenses. This compares with $1,350,000 of selling and merchandising expenses and $700,000 of shipping and warehousing expenses incurred for the six months ended February 28, 2002. Expenses decreased as a percent of net sales to 21.5% from 21.7% in the year earlier period, due to the increase in net sales from the earlier period.

      Interest expense decreased $3,000 for the current period to $62,000 as compared to $65,000 for the six months ended February 28, 2002. This slight decline was due to the lower interest rate charged on advances made under the Company's factoring agreement.

      The Company's income tax provision for the six months of fiscal 2003 reflects the effect of a $19,000 tax benefit accrued at an estimated 39% tax rate, less the elimination of a deferred tax reserve in the amount of $109,000, for a net tax benefit of $128,000. The Company utilized an estimated tax rate of 39% for the six months ended February 28, 2002. There were no tax reserve write-offs or other tax adjustments in the earlier period.

Three Months Ended February 28, 2003 Compared to the Three Months Ended February 28, 2002

      Net sales for the three months ended February 28, 2003, increased approximately $945,000 (16.4%) as compared to the three months ended February 28, 2002. This increase was attributable to an increase in unit sales in the Company's menswear product line.

      Cost of sales as a percent of net sales declined 2.7%, generating a higher gross profit margin of 26.2% for the three months ended February 28, 2003 as compared to 23.5% for the year earlier period. The increase came as the result of a shift in sales volume to higher margin menswear product. The Company's product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margin is likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

      Selling, general and administrative expenses for the second quarter of fiscal 2003 rose $287,000 as compared to a year ago, due primarily to an increase in sales commissions and selling related expenses in line with the higher sales volume in the Company's menswear product line. Expenses included $831,000 of selling and merchandising expenses and $315,000 of shipping and warehousing expenses. This compares with $672,000 of selling and merchandising expenses and $302,000 of shipping and warehousing expenses incurred during the quarter ended February 28, 2002. Expenses increased as a percent of net sales to 28.1% from 27.6% in the year earlier period, due to the proportionally larger increase in expenses from the earlier period.

      Interest expense increased $5,000 in the current quarter to $33,000 as compared to $28,000 for the three months ended February 28, 2002. The increase was due to increased advances under the Company's factoring agreement, in line with the increase in the Company's sales volume for the period.

      The Company's income tax provision for the three months ended February 28, 2003, reflects a $60,000 tax benefit accrued at an estimated 39% tax rate on the Company's pretax loss for the quarter of $154,000. The Company also utilized an estimated tax rate of 39% for the three months ended February 28, 2002. There were no tax reserve write-offs or other tax adjustments in either period.

Investment in Unconsolidated Subsidiary

      In October 2002 the Company acquired a 28% interest in Designer Intimates, Inc., which owns 100% of NAP, Inc., a New York-based intimate apparel company. Designer Intimates had acquired NAP from its founders and obtained a credit line of approximately $12 million from HSBC, secured by the inventory and accounts receivable of NAP and the guarantees of shareholders of Designer Intimates. Nitches guaranteed $3 million of this credit line and this guarantee formed the consideration from Nitches for its 28% ownership interest in Designer Intimates. Nitches reports any income or loss from the ongoing operation of Designer Intimates using the equity method of accounting, whereby Nitches' 28% interest in Designer Intimates is reported as a single line item on the Consolidated Statement of Income. For October through February, the Company recognized $227,000 in income from the unconsolidated subsidiary. This income is reported net of tax and is not taxable to the Company. For that same period, Designer Intimates had net income of $830,000 on sales of $45.5 million.

Liquidity and Capital Resources

      Working capital declined to $6.0 million at February 28, 2003 from $6.1 million at August 31, 2002. However, the current ratio increased to 4.6:1 at February 28, 2003 from 2.4:1 at August 31, 2002. At February 28, 2003, the Company's trade receivables balance was $3.4 million, a decrease of $1 million from the receivables balance at August 31, 2002. Because the Company's business is seasonal, the trade receivables balance may more meaningfully be compared to the balance of $3.3 million at February 28, 2002, rather than the year-end balance. The comparison to the second quarter of fiscal 2002 shows an increase of 2.9% in trade receivables. This increase is below both the percentage and dollar volume increase in net sales for the quarter.

      Inventories decreased 36.6% to $3.4 million at February 28, 2003, from $5.3 million at August 31, 2002. Compared to inventories of $3.5 million at February 28, 2002, inventories ending the current period decreased 4.8%, primarily due to the decline in sales of the Company's sleepwear line. The Company believes that its current inventory mix and amounts are appropriate to respond to anticipated market demand.

      The Company declared a dividend of $.15 (fifteen cents) per share to shareholders of record as of January 31, 2003 for a total of approximately $176,000. The Company also declared a dividend of $.05 (five cents) per share on November 29, 2002 for a total of approximately $59,000.

      The Company sells substantially all of its trade receivables to a factor
(HSBC) on a pre-approved, non-recourse basis. The Company attempts to make any recourse shipments on a COD basis or ensure that the customers' payments are backed by a commercial or standby letter of credit issued by the customers' bank. The amount of the Company's receivables that were recourse and were not made on a COD basis or supported by commercial or standby letters of credit at February 28, 2003 was approximately $364,000, of which approximately $279,000 had been collected through March 31, 2003.

      Payment for non-recourse factored receivables is made at the time customers make payment to HSBC or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date. Under the factoring agreement, the Company can request advances in anticipation of customer collections at HSBC's prime rate (currently 4.75%) less one and one-half percent (1.5%). The amount of advances available to the Company is limited to eighty-five percent (85%) of non-recourse factored receivables.

      The Company may also issue letters of credit through HSBC for the purchase of inventory in the normal course of its operations. Letters of credit are subjected to a limit of $6 million. At February 28, 2003, the Company had outstanding letters of credit of approximately $1.6 million for the purchase of finished goods, which had been opened through HSBC.

      The factoring agreement does not contain any financial covenants to which the Company must adhere. Advances are collateralized by all of the assets of the Company as well as a personal guaranty of the Company's Chairman. The factoring agreement can be terminated by HSBC on 30-days written notice. The company believes the factoring agreement with HSBC, along with expected cash flow from operating activities and current levels of working capital, are adequate to fulfill the Company's liquidity needs for the foreseeable future.

Contractual Obligations and Commercial Commitments

                                                     Payments due/Commitments expiring per period

                                      Total Amounts     Less than                                         Over
                                        Committed         1 year          1-3 years       4-5 years      5 years
                                      --------------------------------------------------------------------------
Operating leases                       $   209,000      $   131,000        $ 78,000
Letters of credit                        1,619,000        1,619,000
Guarantees                               3,000,000                                         3,000,000
                                      --------------------------------------------------------------------------
  Total obligations & commitments      $ 4,828,000      $ 1,750,000        $ 78,000      $ 3,000,000      $   --
                                      ==========================================================================

Inventory

      In its ordinary course of operations, the Company generally makes some sales below its normal selling prices or below cost. Based on prior experience, management believes this will be true for some inventory held on or acquired after February 28, 2003. The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

      The Company's inventory decreased from $5.3 million at August 31, 2002 to $3.4 million at February 28, 2003. The Company has established an inventory markdown reserve as of February 28, 2003, which management believes will be sufficient for current inventory that is expected to sell below cost in the future. There can be no assurance that the Company will realize its expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of February 28, 2003 for which customer sales orders have not yet been received. The inventory markdown reserve is calculated based on specific identification of aged goods and styles that are slow-moving or selling off-price.

Backlog

      The Company had unfilled customer orders of $8.4 million at February 28, 2003 compared to $10.1 million at February 28, 2002, with such orders generally scheduled for delivery by August 2003 and August 2002, respectively. These amounts include both confirmed and unconfirmed orders that the Company believes, based on industry practice and past experience, will be confirmed. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at February 28, 2003.

      Reduced orders in the sleepwear product line contributed to the decrease in backlog of $1.7 million. This reduction is due primarily to the loss of Sears as a customer. Sears has advised the Company that they will continue to directly import their sleepwear for the foreseeable future. Because of the Company's reliance upon a few major accounts, any adverse impact of the current economic weakness on one or more of these customers could lead to the cancellation of existing orders and/or an inability to secure future orders, which would have a material adverse financial effect on the Company.

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

Impact of Inflation and Deflation

      Management does not believe that inflation has had any material impact upon the Company's revenues or income from operations to date. Management believes that the apparel sector in which the Company operates has been in a period of deflation, contrary to the modest inflation experienced in the economy in general. The persistence of the consumer to buy "on sale" merchandise has put pressure on retail gross margins, which in turn has led to downward pressure from retailers on wholesale gross margins, in the form of selling cost adjustments taken as deductions against invoices issued by the Company. In the apparel industry, these are commonly referred to as markdown allowances or chargebacks. Without a corresponding decrease in fabric and labor prices, these markdown allowances have led to a decline in wholesale gross margins. Management believes these modest deflationary pressures will continue into the foreseeable future.

Item 4. Controls and Procedures

      As of February 28, 2003 the Chief Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, he concluded that the disclosure controls and procedures of the Company are effective in timely alerting of the material information required to be included in the periodic filings with the Securities and Exchange Commission and that the information required to be disclosed in these filings is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission.

      There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

      Statements in the quarterly report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include a softening of retailer or consumer acceptance of the Company's products, pricing pressures and other competitive forces, or unanticipated loss of a major customer. In addition, the Company's business, operations and financial condition are subject to reports and statements filed from time to time with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      There were no material legal proceedings to which the Company or any of its subsidiaries was a party in the six months ended February 28, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

      On February 28, 2003, the Company held its 2002 Annual Shareholders Meeting. At that meeting, the shareholders elected the following directors to serve until the next annual meeting of shareholders:

      Arjun C. Waney, Steven P. Wyandt, Eugene B. Price II, William L. Hoese, Paul M. Wyandt and Allan R. Bailey

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

                                           NITCHES, INC.
                              ---------------------------------------
                                            Registrant

April 14, 2003                By:      /s/ Steven P. Wyandt
                                  -----------------------------------
                                         Steven P. Wyandt
                               As Principal Financial Officer and on
                                     behalf of the Registrant

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

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report(the "Evaluation Date"); and

      c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor's any material weakness in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

Date: April 14, 2003


/s/ Steven P. Wyandt
---------------------------
Steven P. Wyandt
Chief Executive Officer and
Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      I, Steven P. Wyandt, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Nitches, Inc. on Form 10-Q for the six months ended February 28, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Nitches, Inc.


        By: /s/ Steven P. Wyandt
            -------------------------
            Name: Steven P. Wyandt
            Title: Chief Executive Officer and Chief Financial Officer