Form 10-K/A
period 2002-08-31
NITCHES INC
filed 2003-04-29
CIK 772263

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

The Company does not have a quarterly dividend policy. However, during fiscal years 2001 and 2002, the Company declared and paid the following special dividends:

DATE PAID	DIVIDENDS PER SHARE
November 30, 2000	$.25
February 23, 2001	.50
May 18, 2001	.25
August 17, 2001	.35
November 23, 2001	.15
January 25, 2002	.15
April 26, 2002	.10
July 26, 2002	.05
7

Item 6 - Selected Financial Data (In thousands, except per share amounts)


Operating Results:	2002	2001	2000	1999	1998
Net sales	$29,480	$33,679	$39,471	$31,473	$31,041
Cost of goods sold	22,086	24,733	29,156	23,275	23,776

	7,394	8,946	10,315	8,198	7,265
Selling, general and
administrative expenses	7,151	7,333	7,403	7,267	8,437

Income (loss) from operations	243	1,613	2,912	931	(1,172)

Other income	16	247	20	164	178
Interest income (expense), net	(80)	(162)	(100)	(44)	190

Income (loss) before taxes	179	1,698	2,832	1,051	(804)
Provision (benefit) for
income taxes	63	615	946	410	(807)

Net income	$116	$1,083	$1,886	$641	$3

Earnings per share:
Basic	$0.10	$0.92	$1.61	$0.48	$—

Diluted	$0.10	$0.92	$1.61	$0.48	$—

Cash dividends per
common share	$0.45	$1.35	$1.65	$—	$—


8


Financial Position:	2002	2001	2000	1999	1998
Cash and cash equivalents	$182	$192	$314	$201	$1,338
Receivables	4,523	3,179	4,262	3,302	5,435
Income taxes receivable	118	75	—	—	5
Inventories	5,306	5,408	5,055	4,553	5,340
Total current assets	10,378	9,157	9,857	8,993	12,595
Total assets	10,503	9,289	10,011	9,786	13,782
Accounts payable and
accrued expenses	4,277	2,684	2,951	2,954	3,211
Total current liabilities	4,277	2,684	3,049	2,954	3,211
Shareholders’ equity	6,226	6,605	6,962	6,832	10,571
Other Financial Information:
Profitability:
Gross margin	25.08%	26.60%	26.10%	26.00%	23.40%
Operating margin (deficit)	0.82%	4.80%	7.40%	3.00%	-3.80%
Net income as percent
of net sales	0.39%	3.20%	4.80%	2.00%	—
Liquidity:
Current ratio	2.43	3.41	3.23	3.04	3.92
Working capital	$6,101	$6,473	$6,808	$6,039	$9,384
Share data:
Weighted average number of
common shares (000’s):
Basic	1,112	1,172	1,172	1,349	2,440
Diluted	1,112	1,172	1,172	1,349	2,423
Number of common shares
outstanding at year end	1,171	1,172	1,172	1,172	2,213


9

Item 7 — Management’s Discussion and Analysis ofFinancial Condition and Results of Operations

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

Recently Issued Accounting Pronouncements

        In April 2002, the FASB issued SFAS No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002". SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” criteria. This effects financial statements issued after May 15, 2002.

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

Moss Adams LLP

Los Angeles, California
October 9, 2002

NITCHES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS
	August 31,
	2002	2001
Current assets:
Cash and cash equivalents	$182,000	$192,000
Receivables:
Trade accounts, less allowances ($237,000 in 2002
and $196,000 in 2001)	4,413,000	3,143,000
Due from affiliates and employees	110,000	36,000

Total receivables	4,523,000	3,179,000
Refundable income taxes	118,000	75,000
Inventories, less allowances ($75,000 in 2002
and $102,000 in 2001)	5,306,000	5,408,000
Deferred income taxes	143,000	180,000
Other current assets	106,000	123,000

Total current assets	10,378,000	9,157,000
Furniture, fixtures and equipment, net	85,000	77,000
Deferred income taxes	23,000	38,000
Other assets	17,000	17,000

	$10,503,000	$9,289,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,133,000	$2,430,000
Accrued expenses	144,000	254,000

Total current liabilities	4,277,000	2,684,000

Shareholders’ equity:
Preferred stock, no par value; 25,000,000 shares authorized,
no shares issued or outstanding	—	—
Common stock, no par value; 50,000,000 shares authorized;
issued and outstanding: 1,171,169 shares in 2002 and
1,064,680 shares in 2001	1,495,000	805,000
Retained earnings	4,731,000	5,800,000

Total shareholders’ equity	6,226,000	6,605,000

	$10,503,000	$9,289,000

The accompanying notes are an integral part of these consolidated financial statements. 15

NITCHES, INC. AND SUBSIDIARIES

Consolidated Statements of Income


	Year ended August 31,
	2002	2001	2000
Net sales	$29,480,000	$33,679,000	$39,471,000

Cost of goods sold	22,086,000	24,733,000	29,156,000

Gross profit	7,394,000	8,946,000	10,315,000

Selling, general and administrative expenses	7,151,000	7,333,000	7,403,000

Income from operations	243,000	1,613,000	2,912,000
Other income	16,000	247,000	20,000
Interest expense, net	(80,000)	(162,000)	(100,000)

Income before income taxes	179,000	1,698,000	2,832,000

Provision for income taxes	63,000	615,000	946,000

Net income	$116,000	$1,083,000	$1,886,000

Earnings per weighted average share
(basic and diluted)	$0.10	$0.92	$1.61


The accompanying notes are an integral part of these consolidated financial statements. 16

NITCHES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

	Common Stock		Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, August 31, 1999	1,064,680	$805,000	$6,027,000	$6,832,000
Net income			1,886,000	1,886,000
Cash dividends			(1,756,000)	(1,756,000)

Balance, August 31, 2000	1,064,680	805,000	6,157,000	6,962,000
Net income			1,083,000	1,083,000
Cash dividends			(1,440,000)	(1,440,000)

Balance, August 31, 2001	1,064,680	805,000	5,800,000	6,605,000
Net income			116,000	116,000
Stock dividend	106,489	690,000	(690,000)	—
Cash dividends			(495,000)	(495,000)

Balance, August 31, 2002	1,171,169	$1,495,000	$4,731,000	$6,226,000

The accompanying notes are an integral part of these consolidated financial statements. 17

NITCHES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended August 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$116,000	$1,083,000	$1,886,000
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	33,000	32,000	43,000
Loss on disposal of fixed assets	—	—	26,000
(Increase) decrease in trade receivables	(1,270,000)	1,079,000	(957,000)
(Increase) decrease in due from affiliates & employees	(74,000)	2,000	—
(Increase) decrease in income taxes refundable/payable	(43,000)	(173,000)	98,000
(Increase) decrease in inventories	102,000	(353,000)	(502,000)
(Increase) decrease in deferred income taxes	52,000	(40,000)	816,000
(Increase) decrease in other current assets	17,000	(45,000)	511,000
(Increase) decrease in other assets	—	—	46,000
Increase (decrease) in accounts payable
and accrued expenses	1,593,000	(267,000)	(2,000)

Net cash provided by operating activities	526,000	1,318,000	1,965,000

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(41,000)	—	(96,000)

Net cash used by investing activities	(41,000)	—	(96,000)

Cash flows from financing activities:
Dividends paid	(495,000)	(1,440,000)	(1,756,000)

Net cash used by financing activities	(495,000)	(1,440,000)	(1,756,000)

Net increase (decrease) in cash and cash equivalents	(10,000)	(122,000)	113,000
Cash and cash equivalents at beginning of year	192,000	314,000	201,000

Cash and cash equivalents at end of year	$182,000	$192,000	$314,000

Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest	$80,000	$162,000	$100,000

Income taxes	$69,000	$828,000	$32,000

Non-cash financing transaction:
Stock dividend issued	$690,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements. 18

1. Description of Business

        Nitches, Inc. (the “Company”) is a wholesale importer and distributor primarily of women's clothing manufactured to its specifications and distributed in the United States under Company brand labels and private retailer labels.

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

Earnings Per Share:


        The computation of net income per common share is based on the weighted average number of common shares outstanding plus common share equivalents arising from dilutive stock options, if any. The weighted average number of common shares and common share equivalents outstanding for basic and diluted earnings per share was 1,111,944 for fiscal 2002, 1,171,148 for fiscal 2001, and 1,171,148 for fiscal 2000. Earnings per share for all periods prior to 2002 included in these financial statements and footnotes have been restated to give effect to a 10% stock dividend issued March 29, 2002.


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

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This applies to exit or disposal activities initiated after December 31, 2002.

        Effective October 1, 2002, the FASB issued SFAS No. 147 “Acquisitions of Certain Financial Institutions—an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.

        Management does not believe the adoption of SFAS 145, 146, and 147 will have a material impact on the financial statements.

3. Inventories

	August 31,
	2002	2001
Fabric and trim	$55,000	$117,000
Work in progress	27,000	—
Finished goods	5,224,000	5,291,000

	$5,306,000	$5,408,000

20

4. Furniture, Fixtures and Equipment

	August 31,
	2002	2001
Leasehold improvements	$15,000	$15,000
Computer equipment	256,000	256,000
Vehicles	111,000	115,000
Furniture, fixtures and other equipment	46,000	44,000

	428,000	430,000
Less accumulated depreciation and amortization	343,000	353,000

	$85,000	$77,000

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

	August 31,
	2002	2001
Receivables assigned to factor:
Non-recourse	$4,115,000	$3,828,000
Recourse	176,000	191,000
Advances from factor	(10,000)	(915,000)

Due from factor	4,281,000	3,104,000
Non-factored accounts receivable	369,000	235,000
Allowance for customer credits and doubtful accounts	(237,000)	(196,000)

	$4,413,000	$3,143,000

Contingent liabilities for irrevocable letters of credit	$7,156,000	$4,695,000

        The factoring agreement allows the Company to borrow up to $15,000,000, limited by certain percentages of outstanding accounts receivable and finished goods inventory owned by the Company. Outstanding borrowings are collateralized by accounts receivable and inventories. The CEO has provided a $1,000,000 personal guarantee in connection with the factoring arrangement.

6. Income Taxes The components of the provision for income taxes are as follows:

	Year ended August 31,
	2002	2001	2000
Current:
Federal	$2,000	$525,000	$833,000
State	9,000	130,000	200,000

	11,000	655,000	1,033,000
Deferred	52,000	(40,000)	(816,000)
NOL utilized	—	—	(903,000)

	52,000	(40,000)	(1,719,000)

Provision	$63,000	$615,000	$(686,000)

Net deferred income tax assets at August 31, 2002 and 2001 consist of the tax effects of temporary differences related to the following:

	August 31,
	2002	2001
Current deferred assets:
Inventories	$141,000	$152,000
Sales returns and doubtful
account reserves	95,000	80,000
Accrued vacation and bonuses	13,000	13,000
Other items	(106,000)	(65,000)

	$143,000	$180,000

	August 31,
	2002	2001
Non-current deferred assets:
Fixed assets	$23,000	$38,000

	$23,000	$38,000

Differences between the statutory Federal income tax rate and the effective tax rate as a percentage of pre-tax income are as follows:

	Year ended August 31,
	2002	2001	2000
Statutory rate	34%	34%	34%
State income taxes, net of
Federal benefit	5.8%	5.8%	5.8%
Change in valuation
allowance	—	—	(4.5%)
Nondeductible entertainment
expenses	0.0%	(0.3%)	—
Other items	(4.6%)	(3.2%)	—

Effective rate	35.2%	36.3%	35.3%

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

Dividends


        During fiscal 2002, the company declared and paid cash dividends of $0.45 per share. During fiscal 2001, the company declared and paid cash dividends of $1.35 per share. Separately, on March 29, 2002 the Company issued a 10% stock dividend, or 106,489 shares, to holders of record as of March 22, 2002. Earnings per share for all periods prior to 2002 included in these financial statements and footnotes have been restated to give effect to the 10% stock dividend.


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

15. Quarterly Results of Operations (Unaudited)

        The following is a summary of the quarterly results of operations for the years ended August 31, 2002 and 2001. Net income per share amounts have been restated to give effect to a 10% stock dividend issued March 29, 2002.


	Three months ended
	November 30	February 28	May 31	August 31
	(In thousands, except per share amounts)
Fiscal 2002:
Net sales	$9,895	$5,734	$7,344	$6,506
Gross profit	2,111	1,349	2,133	1,801
Net income	159	-158	71	43
Net income per common share	$0.15	($ 0.15)	$0.06	$0.04
Fiscal 2001:
Net sales	$10,993	$7,073	$8,686	$6,927
Gross profit	2,871	1,941	2,479	1,655
Net income	519	119	359	86
Net income per common share	$0.44	$0.10	$0.31	$0.07


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


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

26

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


Date: April 22, 2003


NITCHES, INC. By: /s/ Steven P. Wyandt —————————————— Steven P. Wyandt, Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Steven P. Wyandt ————————————— Steven P. Wyandt	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Director	November 25, 2002

/s/ Paul M. Wyandt ————————————— Paul M. Wyandt	President, Chief Operating Officer (Principal Operating Officer), and Director	November 25, 2002

/s/ Arjun C. Waney ————————————— Arjun C. Waney	Director	November 25, 2002

/s/ Eugene B. Price II ————————————— Eugene B. Price II	Director	November 25, 2002

/s/ William L. Hoese ————————————— William L. Hoese	Director	November 25, 2002
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


4. I am responsible for establishing and maintaining the disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)	designed such disclosure controls and procedures to insure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

Date: April 22, 2003


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

By: /s/ Steven P. Wyandt —————————————— Name: Steven P. Wyandt Title: Chief Executive Officer and Chief Financial Officer

30

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

MOSS ADAMS LLP

Los Angeles, California
October 9, 2002

Schedule II

NITCHES, INC.

Valuation and Qualifying Accounts and Reserves

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Year ended August 31, 2000
Allowance for doubtful accounts &	$374,000	$300,000	—	$449,000	$225,000
sales returns
Inventory markdown allowance	$199,000	$199,000	—	$265,000	$133,000
Note receivable reserve	$600,000	—	—	—	$600,000

Year ended August 31, 2001
Allowance for doubtful accounts &	$225,000	$279,000	—	$308,000	$196,000
sales returns
Inventory markdown allowance	$133,000	$40,000	—	$71,000	$102,000
Note receivable reserve	$600,000	—	—	$600,000	—

Year ended August 31, 2002
Allowance for doubtful accounts &	$196,000	$41,000	—	—	$237,000
sales returns
Inventory markdown allowance	$102,000	—	—	$27,000	$75,000

32

EXHIBIT INDEX

Exhibit Number	Exhibit

*3.1	Articles of Incorporation of the Company, as amended

*3.2	Bylaws of the Company, as amended

*4	See 3.1 and 3.2, above

*10.3.3	Executive Option Plan adopted October 3, 1989, as amended

*10.5.12	Lease Agreement between the Company and Broadway and 41st Associates Limited Partnership dated August 17, 1989

*10.6	Form of Indemnification Agreement for Officers and Directors

*10.12	Employee Stock Purchase Plan

*10.30	Asset Purchase Agreement and related agreements between the Company and Design and Source Holding Company, Ltd effective July 1, 1995

*10.34	Employment Agreement dated January 1, 1998 between the Company and Steven P. Wyandt

*10.35	Documents concerning offer to purchase shares pursuant to a tender offer dated August 18, 1998

*10.36	Employment Agreement dated September 1, 1998 between the Company and Steven P. Wyandt

*10.37	Employment Agreement dated September 1, 2001 between the Company and Steven P. Wyandt

*21	Subsidiaries of the Registrant

*24	Power of Attorney regarding authority to sign documents to be filed with the Commission

* Incorporated by reference; see page 26. 33