Form 10-Q
period 2003-05-31
NITCHES INC
filed 2003-07-15
CIK 772263

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of May 31, 2003 the Registrant had 1,171,169 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements NITCHES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets

ASSETS

	May 31, 2003	August 31, 2002

	(Unaudited)
Current assets:
Cash and cash equivalents	$275,000	$182,000
Receivables:
Trade accounts, less allowances	3,147,000	4,413,000
Due from affiliates and employees	84,000	110,000

Total receivables	3,231,000	4,523,000

Refundable income taxes	90,000	118,000
Inventories	3,940,000	5,306,000
Deferred income taxes	252,000	143,000
Other current assets	75,000	106,000

Total current assets	7,863,000	10,378,000

Investment in Designer Intimates, Inc.	73,000	—
Furniture, fixtures and equipment, net	64,000	85,000
Deferred income taxes	23,000	23,000
Other assets	17,000	17,000

	$8,040,000	$10,503,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,734,000	$4,133,000
Accrued expenses	146,000	144,000

Total current liabilities	1,880,000	4,277,000

Shareholders’ equity:
Preferred stock, no par value; 25,000,000 shares authorized,
no shares issued or outstanding	—	—
Common stock, no par value; 50,000,000 shares authorized;
1,171,169 shares issued and outstanding	1,495,000	1,495,000
Retained earnings	4,665,000	4,731,000

Total shareholders’ equity	6,160,000	6,226,000

	$8,040,000	$10,503,000

The accompanying notes are an integral part of these financial statements. 2

NITCHES, INC. AND SUBSIDIARIES Consolidated Statements of Income (Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,

	2003	2002	2003	2002

Net sales	$7,028,000	$7,370,000	$24,185,000	$23,050,000

Cost of goods sold	4,884,000	5,254,000	18,370,000	17,472,000

Gross profit	2,144,000	2,116,000	5,815,000	5,578,000

Selling, general and administrative expenses	2,009,000	1,987,000	5,670,000	5,382,000

Income/(loss) from operations	135,000	129,000	145,000	196,000

Interest and other income			3,000
Interest expense	(11,000)	(13,000)	(74,000)	(78,000)
Income/(loss) from unconsolidated subsidiary	(159,000)	—	73,000	—

Income/(loss) before income taxes	(35,000)	116,000	147,000	118,000

Provision/(benefit) for income taxes	49,000	45,000	(80,000)	46,000

Net income/(loss)	$(84,000)	$71,000	$227,000	$72,000

Earnings per share	$(0.07)	$0.06	$0.19	$0.07

Shares outstanding	1,171,169	1,145,704	1,171,169	1,091,985

Dividends per share	$0.05	$0.10	$0.25	$0.40

The accompanying notes are an integral part of these financial statements. 3

NITCHES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended May 31,

	2003	2002

Net income	$227,000	$72,000
Cash flows from operating activities:
Depreciation and amortization	26,000	24,000
(Increase) decrease in accounts receivable	1,292,000	(1,005,000)
Decrease in inventories and other current assets	1,316,000	2,605,000
Decrease in trade payables and accrued expenses	(2,397,000)	(1,278,000)
Non-cash income from unconsolidated subsidiary	(73,000)	—

Net cash provided by operating activities	$391,000	$418,000

Cash flows from investing activities:
Capital expenditures	(5,000)	(49,000)

Cash flows from financing activities:
Dividends paid	(293,000)	(437,000)

Net increase (decrease) in cash and cash equivalents	93,000	(68,000)

Cash and cash equivalents at beginning of period	182,000	192,000

Cash and cash equivalents at end of period	$275,000	$124,000

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$74,000	$78,000
Income taxes	—	69,000

Non-cash investing activity:
Accrued earnings of unconsolidated subsidiary	$73,000	$—

Non-cash financing activity:
Stock dividend	$—	$690,000

The accompanying notes are an integral part of these financial statements. 4

NITCHES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1. Description of Business

              Nitches, Inc. (the “Company”) is a wholesale importer and distributor of clothing manufactured to its specifications and distributed in the United States under Company brand labels and private retailer labels. The Company’s product lines include women’s sleepwear and western wear and men’s casual wear.

2. Condensed Financial Statements:

              The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2002. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included in the interim period. Operating results for the nine months ended May 31, 2003 are not necessarily indicative of the results that may be expected for the year ending August 31, 2003.

3. Earnings Per share:

              At May 31, 2003, there were no stock options or similar instruments outstanding and therefore no dilutive effect to the number of shares outstanding.

4. Inventories:

	May 31, 2003	August 31, 2002

Fabric and trim	$276,000	$55,000
Work in progress	18,000	27,000
Finished goods	3,646,000	5,224,000

	$3,940,000	$5,306,000

5. Trade accounts receivable:

              Pursuant to the terms of an agreement between Nitches and a factor, Nitches sells a majority of its trade accounts receivable to the factor on a pre-approved, non-recourse basis. The price at which the accounts are sold is the invoice amount reduced by the factor commission (.3% of the invoice amount) and all selling discounts. For accounts sold to the factor without recourse, the factor is responsible for collection, assumes all credit risk, and obtains all of the rights and remedies against the company’s customers. For such accounts, payment is due from the factor upon the earlier of the payment of the receivable to the factor by the customer, or the maturity of the receivable (generally 180 days from the date of shipment to the customer). As of May 31, 2003, non-recourse receivables totaled $4,340,000.

              Trade accounts receivable not sold to the factor remain in the custody and control of the Company and the Company maintains all credit risk on those accounts as well as accounts which are sold to the factor with recourse. The combined credit risk for non-factored and recourse receivables as of May 31, 2003, totaled $433,000.

              The Company may request payment from the factor in advance of the collection date or maturity. Any such advance payments are assessed an interest charge through the collection date or maturity at the factor’s prime rate less 1.5% (one and one half percent) per annum. The company’s obligations with respect to advances from the factor are limited to the interest charges thereon. Advance payments are limited to a maximum of 85% (eighty-five percent) of eligible accounts receivable. The factoring agreement also provides for the issuance of irrevocable letters of credit for the Company’s purchase of inventory in the normal course of its business. Letters of credit are subject to a $6 million limit. All assets of the company collateralize the advances and letters of credit. The Company’s Chairman has also provided a personal guaranty in connection with the factoring arrangement.

NITCHES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statement (continued)

5. Trade accounts receivable (continued):

              The status of the Company’s trade accounts receivable and letters of credit are as follows:

	May 31, 2003	August 31, 2002

Receivables assigned to factor:
Non-recourse	$4,340,000	$4,115,000
Recourse	294,000	176,000
Advance payments from factor	(1,380,000)	(10,000)

Due from factor	3,254,000	4,281,000
Non-factored accounts receivable	139,000	369,000
Allowance for customer credits and doubtful accounts	(246,000)	(237,000)

	$3,147,000	$4,413,000

Contingent liabilities for irrevocable letters of credit	$2,549,000	$7,156,000

6. Dividends:

              The Company paid a dividend of $.05 (five cents) per share on, December 13, 2002 for a total of approximately $59,000, to the shareholders of record as of November 29, 2002. Additionally, the Company paid a dividend of $.15 (fifteen cents) per share on February 14, 2003 for a total of approximately $176,000, to the shareholders of record as of January 31, 2003. Furthermore, the Company paid a dividend of $.05 (five cents) per share on May 9, 2003 for a total of approximately $59,000, to the shareholders of record as of April 25, 2003. During fiscal 2002 the Company declared and paid dividends of $.45 per share.

7. Significant Customers:

              Sales to two separate customers, Kohl’s and Mervyn’s, accounted for 23.7% and 12.3% respectively of the Company’s net sales in the three months ended May 31, 2003. Two customers (Mervyn’s and Kohl’s) accounted for 33.0% and 14.3% of the Company’s net sales in the three months ended May 31, 2002. Three customers (Kohl’s, Mervyn’s and Sears) accounted for 31.5%, 21.3% and 14.4% of the Company’s net sales for the nine months ended May 31, 2003.

              Two customers, Kohl’s & Mervyn’s, accounted for 19.0% and 16.3% respectively of the Company’s trade receivable balance as of May 31, 2003. Three customers (Mervyn’s, Sears and Kohl’s) accounted for 45.6%, 14.0% and 13.4% respectively of the Company’s trade receivable balance at May 31, 2002.

8. Minority Interest:

              In October 2002 the Company acquired a 28% interest in Designer Intimates, Inc., which owns 100% of NAP, Inc., a New York-based intimate apparel company. Designer Intimates had acquired NAP from its founders and obtained a credit line of approximately $12 million from HSBC, secured by the inventory and accounts receivable of NAP and the guarantees of shareholders of Designer Intimates. Nitches guaranteed $3 million of this credit line and this guarantee formed the consideration from Nitches for its 28% ownership interest in Designer Intimates. Nitches reports any income or loss from the ongoing operation of Designer Intimates using the equity method of accounting, whereby Nitches’ 28% interest in Designer Intimates is reported as a single line item on the Consolidated Statement of Income. For October through May, the Company recognized $73,000 in income from the unconsolidated subsidiary. This income is reported net of tax and is not taxable to the Company. For that same period, Designer Intimates had net income of $262,000 on sales of $57.3 million.

              Following are the unaudited condensed financial statements of Designer Intimates, Inc. as of May 31, 2003 for the 3 and 8 month periods then ended:

Designer Intimates, Inc. Consolidated Balance Sheet (Unaudited)

May 31, 2003

Assets

Accounts receivable	$3,848,000
Inventory	3,127,000
Other current assets	701,000

Total current assets	7,676,000

Fixed assets (net of depreciation & amortization)	758,000
Other non-current assets	3,121,000

Total Assets	$11,555,000

Liabilities

Loans payable	$3,966,000
Accounts payable	6,209,000
Other current liabilities	1,114,000

Total current liabilities	11,289,000

Shareholders’ equity	266,000

Total liabilities and shareholders’ equity	$11,555,000

Designer Intimates, Inc. Consolidated Income Statements (Unaudited)

	Three Months Ended May 31, 2003	Eight Months Ended May 31, 2003

Net Sales	$11,796,000	$57,345,000
Cost of sales	9,009,000	45,318,000

Gross profit	2,787,000	12,027,000

Operating expenses	3,645,000	10,420,000
Amortization of intangible assets	46,000	964,000

Income from operations	(904,000)	643,000
Interest expenses	64,000	231,000
Other (income)	—	(50,000)

Income/(loss) before income taxes	(968,000)	462,000
Provision/(benefit) for income taxes	(400,000)	200,000

Net income/(loss)	$(568,000)	$262,000

7

9. New Accounting Pronouncement:

              In December 2002, the Statement of Financial Accounting Standard No. 148 (SFAS no. 148—Accounting for Stock-Based Compensation) was issued. SFAS no. 148 is effective for fiscal years ending after December 15, 2002 and for interim reporting periods beginning after December 15, 2002. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Because the Company does not currently have any stock based compensation arrangements, the Company believes the implementation of SFAS no. 148 will not have any immediate effect on the financial statements or disclosures therein.

              In April 2003, the FASB issued SFAS No. 149 (“Amendment of Statement 133 on Derivative Instruments and Hedging Activities”). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company does not believe SFAS No. 149 will have a material impact on the Company’s financial statements.

              In May 2003, the FASB issued SFAS No. 150 (“Accounting for certain financial instruments with characteristics of both liabilities and equity”). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company believes the adoption of SFAS No. 150 will not have a material impact on the Company’s financial statements.

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

              Allowances for Sales Returns, Doubtful Accounts and Other. Sales are recorded net of estimated future returns, uncollectible accounts receivable and other customer related allowances. Management analyzes historical returns and bad debt expense, current economic trends, changes in customer demand and sell-through of our products when evaluating the adequacy of these allowances. In addition, the Company may provide warehousing credits and other allowances to certain customers in accordance with industry practice. These reserves are determined based on historical experience, budgeted customer allowances and existing commitments to customers. Although management believes it has established adequate reserves with respect to these items, actual activity could vary from management’s estimates and such variances could have a material impact on reported results. At May 31, 2003, trade accounts receivable balance was $3.1 million, net of allowances of $246,000, as compared to the balance of $4.4 million, net of allowances of $237,000 at August 31, 2002. At May 31, 2002, the trade accounts receivable balance was $4.0 million, net of allowances for doubtful accounts of $348,000.

              Inventory. The Company marks down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about age of the inventory, future demand and market conditions. This process provides for a new basis for the inventory until it is sold. If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required. The Company’s inventory balance was $3.9 million, net of inventory markdowns of $195,000, at May 31, 2003, as compared to an inventory balance of $5.3 million, net of inventory write-downs of $75,000, at August 31, 2002. At May 31, 2002, the inventory balance was $2.8 million, net of inventory write-downs of $153,000.

Results of Operations

Nine Months Ended May 31, 2003 Compared to the Nine Months Ended May 31, 2002

              Net sales for the nine months ended May 31, 2003, increased approximately $1.1 million (4.9%) as compared to the nine months ended May 31, 2002. This increase was attributable to an increase in unit sales in the Company’s western wear and menswear product lines, partially offset by a decline in sleepwear unit sales. The increase in menswear sales derived from reorders on printed t-shirts while the increase in western wear centered around reorders of the Company’s western demin jeans.

              Cost of sales as a percent of net sales increased 0.2%, generating a gross profit margin of 24.0% for the nine months ended May 31, 2003, as compared to 24.2% in the year earlier period. The Company realized lower gross margins despite an increase in unit sales due to deflationary pricing pressures (see Impact of Inflation and Deflation below), as well as increased transportation and handling costs incurred due the to rerouting of shipments as a result of the West Coast port lockout in October 2002. Furthermore, the Company’s product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margin is likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

              Selling, general and administrative expenses for the nine months ended May 31, 2003, increased $288,000 as compared to a year ago, due primarily to an increase in sales commissions and selling related expenses incurred in the third quarter, in line with an increase in menswear product sales. Selling, general and administrative expenses include costs and expenses pertaining to selling, merchandising, warehousing, and shipping of products. For the current period this category included $2,504,000 of selling and merchandising expenses and $1,073,000 of shipping and warehousing expenses. This compares with $2,122,000 of selling and merchandising expenses and $1,046,000 of shipping and warehousing expenses incurred for the nine months ended May 31, 2002. Expenses increased as a percent of net sales to 23.4% from 23.3% in the year earlier period, due to the increase in selling expenses over the earlier period.

              Interest expense decreased $4,000 for the current period to $74,000 as compared to $78,000 for the nine months ended May 31, 2002. This slight decline was due to the lower interest rate charged on advances made under the Company’s factoring agreement due to a lower prime interest rate.

              The Company’s income tax provision for the nine months of fiscal 2003 reflects the effect of a $29,000 tax expense accrued at an estimated 39% tax rate, less the elimination of a deferred tax reserve in the amount of $109,000, for a net tax benefit of $80,000. The Company utilized an estimated tax rate of 39% for the nine months ended May 31, 2002. There were no tax reserve write-offs or other tax adjustments in the earlier period.

Three Months Ended May 31, 2003 Compared to the Three Months Ended May 31, 2002

              Net sales for the three months ended May 31, 2003, decreased approximately $342,000 (4.6%) as compared to the three months ended May 31, 2002. This decrease was attributable to a decrease in unit sales in the Company’s sleepwear product line.

              Cost of sales as a percent of net sales declined 1.8%, generating a higher gross profit margin of 30.5% for the three months ended May 31, 2003 as compared to 28.7% for the year earlier period. The increase in gross margin came as the result of a shift in sales volume to higher margin menswear product. The Company’s product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margin is likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

              Selling, general and administrative expenses for the third quarter of fiscal 2003 rose $22,000 as compared to a year ago, despite the decline in sales, due to an increase in sales commissions and selling related expenses in line with the higher sales volume in the Company’s menswear product line, partially offset by a reduction in administrative expenses. Expenses included $1,019,000 of selling and merchandising expenses and $353,000 of shipping and warehousing expenses. This compares with $850,000 of selling and merchandising expenses and $346,000 of shipping and warehousing expenses incurred during the quarter ended May 31, 2002. Expenses increased as a percent of net sales to 28.6% from 27.0% in the year earlier period, due to the proportionally larger increase in expenses from the earlier period.

              Interest expense decreased $2,000 in the current quarter to $11,000 as compared to $13,000 for the three months ended May 31, 2002. This slight decline was due to the lower interest rate charged on advances made under the Company’s factoring agreement due to a lower prime interest rate.

              The Company’s income tax provision for the three months ended May 31, 2003, reflects a $49,000 tax expense accrued at an estimated 39% tax rate on the Company’s pretax income for the quarter of $124,000. The Company also utilized an estimated tax rate of 39% for the three months ended May 31, 2002. There were no tax reserve write-offs or other tax adjustments in either period.

Investment in Unconsolidated Subsidiary

              In October 2002 the Company acquired a 28% interest in Designer Intimates, Inc., which owns 100% of NAP, Inc., a New York-based intimate apparel company. Designer Intimates had acquired NAP from its founders and obtained a credit line of approximately $12 million from HSBC, secured by the inventory and accounts receivable of NAP and the guarantees of shareholders of Designer Intimates. Nitches guaranteed $3 million of this credit line and this guarantee formed the consideration from Nitches for its 28% ownership interest in Designer Intimates. Nitches reports any income or loss from the ongoing operation of Designer Intimates using the equity method of accounting, whereby Nitches’ 28% interest in Designer Intimates is reported as a single line item on the Consolidated Statement of Income. For October through May, the Company recognized $73,000 in income from the unconsolidated subsidiary. This income is reported net of tax and is not taxable to the Company. For that same period, Designer Intimates had net income of $262,000 on sales of $57.3 million. Designer Intimates is expected to have a fourth quarter loss and then is expected to return to profitability in the first quarter of fiscal 2004.

Liquidity and Capital Resources

              Working capital declined slightly to $6.0 million at May 31, 2003 from $6.1 million at August 31, 2002. However, the current ratio increased to 4.2:1 at May 31, 2003 from 2.4:1 at August 31, 2002. At May 31, 2003, the Company’s trade receivables balance was $3.1 million, a decrease of $1.3 million from the receivables balance at August 31, 2002. Because the Company’s business is seasonal, the trade receivables balance may be more meaningfully compared to the balance of $4.0 million at May 31, 2002, rather than the year-end balance. In comparison to the third quarter of fiscal 2002, trade receivables decreased 22.5% due to the decline in sales volume and a higher proportion of sales occurring earlier in the current period.

              Inventories decreased 25.7% to $3.9 million at May 31, 2003, from $5.3 million at August 31, 2002, primarily due to the decline in sales of the Company’s sleepwear line. Because the Company’s business is seasonal, the inventory level may be more meaningfully compared to the balance of $2.8 million at May 31, 2002, rather than the year-end balance. Inventories ending the current period increased 39.3%, primarily due to increased late spring and summer deliveries in the Company’s menswear business as compared to the prior year. The Company believes that its current inventory mix and amounts, combined with inventory markdown reserves (see Critical Accounting Policies), are appropriate to respond to anticipated market demand.

              The Company declared a dividend of $.05 (five cents) per share to shareholders of record as of April 26, 2003 for a total of approximately $59,000. The Company also declared a dividend of $.15 (fifteen cents) per share on January 31, 2003 for a total of approximately $176,000. Furthermore, the Company declared a dividend of $.05 (five cents) per share on November 29, 2002 for a total of approximately $59,000.

              The Company sells substantially all of its trade receivables to a factor (HSBC) on a pre-approved, non-recourse basis. The Company attempts to make any recourse shipments on a COD basis or ensure that the customers’ payments are backed by a commercial or standby letter of credit issued by the customers’ bank. The amount of the Company’s receivables that were recourse and were not made on a COD basis or supported by commercial or standby letters of credit at May 31, 2003 was approximately $433,000, of which approximately $296,000 had been collected through June 30, 2003.

              Payment for non-recourse factored receivables is made at the time customers make payment to HSBC or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date. Under the factoring agreement, the Company can request advances in anticipation of customer collections at HSBC’s prime rate (currently 4.25%) less one and one-half percent (1.5%). The amount of advances available to the Company is limited to eighty-five percent (85%) of non-recourse factored receivables.

              The Company may also issue letters of credit through HSBC for the purchase of inventory in the normal course of its operations. Letters of credit are subjected to a limit of $6 million. At May 31, 2003, the Company had outstanding letters of credit of approximately $2.5 million for the purchase of finished goods, which had been opened through HSBC.

              The factoring agreement does not contain any financial covenants to which the Company must adhere. Advances are collateralized by all of the assets of the Company as well as a personal guaranty of the Company’s Chairman. The factoring agreement can be terminated by HSBC on 30-days written notice. The company believes the factoring agreement with HSBC, along with expected cash flow from operating activities and current levels of working capital, are adequate to fulfill the Company’s liquidity needs for the foreseeable future.

Contractual Obligations and Commercial Commitments

	Payments due/Commitments expiring per period
	Total Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years

Operating leases	$376,000	$273,000	$103,000
Letters of credit	2,549,000	2,549,000
Guarantees	3,000,000			3,000,000

Total obligations & commitments	$5,925,000	$2,822,000	$103,000	$3,000,000	$—

Inventory

              In its ordinary course of operations, the Company generally makes some sales below its normal selling prices or below cost. Based on prior experience, management believes this will be true for some inventory held on or acquired after May 31, 2003. The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

              The Company’s inventory decreased from $5.3 million at August 31, 2002 to $3.9 million at May 31, 2003. Because the Company’s business is seasonal, the inventory level may be more meaningfully compared to the balance of $2.8 million at May 31, 2002, rather than the year-end balance. Inventories ending the current period increased primarily due to increased late spring and summer deliveries in the Company’s menswear business as compared to the prior year. The Company has established an inventory markdown reserve as of May 31, 2003, which management believes will be sufficient for current inventory that is expected to sell below cost in the future. There can be no assurance that the Company will realize its expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of May 31, 2003 for which customer sales orders have not yet been received. The inventory markdown reserve is calculated based on specific identification of aged goods and styles that are slow-moving or selling off-price.

Backlog

              The Company had unfilled customer orders of $8.9 million at May 31, 2003 compared to $12.3 million at May 31, 2002, with such orders generally scheduled for delivery by November 2003 and November 2002, respectively. These amounts include both confirmed and unconfirmed orders that the Company believes, based on industry practice and past experience, will be confirmed. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at May 31, 2003.

              Reduced orders in the sleepwear product line contributed to the decrease in backlog of $3.4 million. This reduction is due primarily to a significant reduction in orders from Sears because of the decision by Sears to directly import their sleepwear for the Spring, Summer and Fall 2003 seasons. However, subsequent to May 31, 2003, Sears has placed a sleepwear order for approximately $550,000 for delivery in November 2003. Because of the Company’s reliance upon a few major accounts, any adverse impact of the current economic weakness on one or more of these customers could lead to the cancellation of existing orders and/or an inability to secure future orders, which would have a material adverse financial effect on the Company.

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

Future Operating Results

              Business conditions in the apparel sector continue to be characterized by weak consumer demand, over supply, and deflation. The prolonged hard winter and the war in Iraq, coupled with the ongoing uncertainty of the overall economy have caused most retailers to use significant discounting in attempts to clear their spring and promote summer inventories. This has delayed the placement of future orders and reduced the quantity of many orders as they are placed. With these uncertainties, the Company is approaching the upcoming fourth quarter with caution and conservatism.

              With the reduction in backlog and the potential for receiving selling cost adjustments from retailers, the Company expects to incur an operating loss for the fourth quarter. The Company will also record a loss on its investment in Designer Intimates.

              The Company does not expect significant improvement in business conditions in the apparel sector for the remainder of the calendar year.

Item 4. Controls and Procedures

              As of May 31, 2003 the Chief Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, he concluded that the disclosure controls and procedures of the Company are effective in timely alerting of the material information required to be included in the periodic filings with the Securities and Exchange Commission and that the information required to be disclosed in these filings is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

              There were no material legal proceedings to which the Company or any of its subsidiaries was a party in the nine months ended May 31, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

              On February 28, 2003, the Company held its 2002 Annual Shareholders Meeting. At that meeting, the shareholders elected the following directors to serve until the next annual meeting of shareholders:

              Arjun C. Waney, Steven P. Wyandt, Eugene B. Price II, William L. Hoese, Paul M. Wyandt and Allan R. Bailey

Item 6. Exhibits and Reports on Form 8-K

              The Company filed a Current Report on Form 8-K on November 1, 2002, announcing its acquisition of a 28% interest in Designer Intimates, Inc. On January 3, 2003, the Company filed an amended 8-K disclosing the financial statements for NAP, Inc. as of September 30, 2002. Additionally, on April 17, 2003, the Company filed an 8-K for its earnings press release dated April 15, 2003.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

NITCHES, INC. ———————————————— Registrant

July 15, 2003	By:	/s/ Steven P. Wyandt ————————————————
Steven P. Wyandt As Principal Financial Officer and on behalf of the Registrant

13

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

Date: July 15, 2003

/s/ Steven P. Wyandt
———————————
Steven P. Wyandt
Chief Executive Officer and
Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

              I, Steven P. Wyandt, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Nitches, Inc. on Form 10-Q for the nine months ended May 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Nitches, Inc.

By: /s/ Steven P. Wyandt ————————————————
Name: Steven P. Wyandt
Title: Chief Executive Officer and Chief Financial Officer

14