Form 10-K
period 2003-08-31
NITCHES INC
filed 2003-11-28
CIK 772263

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2003

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______ .

Commission File Number 0-13851 NITCHES, INC. (Exact name of registrant as specified in its charter)

California	95-2848021
(State of Incorporation)	(I.R.S. Employer Identification No.)

10280 Camino Santa Fe
San Diego, California	92121
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (858) 625-2633 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, no par value	NASDAQ SmallCap Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of October 31, 2003, 1,171,169 shares of the Registrant’s common stock were outstanding.

The aggregate market value of all equity held by non-affiliates of the Registrant as of the last business day of the most recently completed second fiscal quarter (February 28, 2003) based on the closing price of the Registrant’s stock in the NASDAQ SmallCap Market on that date was $8,327,012.

Documents Incorporated By Reference

Portions of the Definitive Proxy Statement, to be filed with the Commission and to be used in connection with the solicitation of proxies to be voted at the Registrant’s annual meeting of shareholders to be held in January 2004, are incorporated by reference into Part III of this Report on Form 10-K.

PART I

Item 1 – Business

General

        Nitches, Inc. (the “Company” or “Nitches”) has been in the wholesale clothing business since 1973, and imports finished garments manufactured to its specifications from approximately ten foreign countries. The Company sells all-cotton and cotton blend knit and woven clothing for female and male consumers. Retail customers include Belk, Cavender’s, Gottschalks, Kohl’s, Mervyn’s, Sears, Sheplers, Stein Mart, and Tractor Supply. The Company sells garments to these and other retailers through its own sales force and through independent sales representatives. Nitches provides fashionable clothing to the popularly priced market segment that generally retails between $15 and $35 per item. The Company competes primarily on the basis of price, quality, the desirability of its fabrics, and the reliability of its delivery and service.

        For more than ten years, the apparel market has been marked by deflation and reduced profit margins in certain markets. The consolidation of large retailers has given these stores leverage to attempt to reduce profit margins to suppliers such as the Company. The Company’s response has been to discontinue product lines in areas where it did not believe it could maintain a reasonable profit margin.

        The Company currently owns a total of 35 federally registered trademarks. While trademarks owned by the Company have always been important to its marketing and competitive strategy, prior to 1995 they were not central factors influencing its sales. However, subsequent to its reorganization in fiscal year 1995, its trademarks in sleepwear and western wear have become more important in identifying the Company’s products. Sleepwear garments are produced in a variety of fabrics and styles, including robes, pajamas, nightshirts and nightgowns, which are sold under the Body Drama® label and retailers’ private labels. Western wear shirts are sold primarily under the Company labels Adobe Rose® and Southwest Canyon®. Western jeans are sold under the label Posted® through a licensing agreement with a third party supplier. The Company sells menswear under the Newport Blue® and The Skins Game® labels through agreements with third parties. In 2003, the Company began selling men’s and women’s performance apparel under the Zoot Sports® and ZOIC® labels through an agreement with a third party.

   Product Development and Design

        The Company develops merchandise lines for production and importation in two principal ways:

(l) Private Label – the Company works with major retailers in developing product lines which the Company then has manufactured and imported and which are generally sold under these retailers’ private labels

(2) Branded Sales – the Company develops its own lines of clothing styles which are displayed in Company showrooms and which are also shown to retailers by independent sales representatives. Styles developed by the Company are sold under both Company trademarks and private retailer labels.

        For Private Label sales, the Company’s sales personnel meet with buyers representing retailers who may specify products by style, fabric, and color. These buyers may provide samples to the Company or may select styles already available in Company showrooms. The Company has an established reputation for its ability to arrange for foreign manufacture on a reliable, expeditious and cost-effective basis.

        For Branded Sales, the Company creates original garment bodies (styles). More importantly, the Company produces garments with original fabric prints and designs. The Company responds to frequent style changes in women’s and men’s clothing by maintaining a program of evaluating current trends in style and fabric. In an effort to continually stay abreast of fashion trends, representatives of the Company shop at exclusive department and specialty stores in the United States, Europe, Japan and other countries that are known to sell merchandise with advanced styling direction. The Company also seeks input from selected customers. The Company then selects styles, fabrics, and colors that it believes reflect current fashion trends.

Sources of Supply

        Over 90% of the garments sold by the Company are manufactured abroad. Contracting with foreign manufacturers enables the Company to take advantage of prevailing lower labor rates, with the consequent ability to produce a quality garment that can be retailed in the popular, value and moderate price ranges. The Company arranges for the production of garments with suppliers on a purchase order basis, with each order generally backed by an irrevocable letter of credit. The Company does not have any long-term contractual arrangements with manufacturers. This provides the Company with flexibility regarding the selection of manufacturers for future production of goods. The Company believes that it could replace the loss of any particular manufacturer in any country within a reasonable time period. However, in the event of the loss of a major manufacturer the Company could experience a temporary interruption in supply.

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

        The following table shows the percentage of the Company’s total purchases, not including freight charges, duties and commissions, from each country for the years ended August 31, 2003, 2002, and 2001.

Year ended August 31,	2003	2002	2001
Cambodia	34.37	6.81	—
United Arab Emirates	18.69	60.86	68.25
India	12.76	6.45	7.34
Macau	10.61	11.25	12.47
United States	7.69	5.03	1.19
Sri Lanka	7.01	5.63	7.17
Hong Kong	3.45	2.32	0.95
Pakistan	2.72	—	—
Taiwan	2.09	—	—
Countries less than .95%
each in the current year	0.61	1.65	2.63

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

Marketing and Distribution

        The Company sells its products through an established sales network consisting of both in-house sales personnel and independent sales representatives. The Company does not generally advertise, although customers sometimes feature the Company’s products in their advertisements. For both Company Brand and Private Label sales, employees operating in Company showrooms in New York City and Los Angeles represent the Company in soliciting orders nationally from approximately 8 major customers. In addition, senior executives of the Company have primary responsibility for sales to certain key accounts. The Company’s products are also marketed by 51 independent commissioned sales representatives.

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

        The Company’s business is concentrated on certain significant customers. Sales to Kohl’s, Mervyn’s and Sears accounted for 29.2%, 16.9% and 6.5%, respectively, of the Company’s net sales in fiscal 2003. Mervyn’s, Kohl’s and Sears accounted for 40.5%, 21.5% and 10.9%, respectively, of the Company’s net sales in fiscal 2002. While the Company believes its relationships with its major customers are good, because of competitive changes and availability of the types of garments sold by the Company from a number of other suppliers, there is the possibility that any customer could alter the amount of business it does with the Company. If the Company experiences a significant decrease in sales to any of its major customers, and is unable to replace such sales volume with sales to other major customers, there could be a material adverse financial effect on the Company.

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

        The Agreement on Textile and Clothing (the “ATC”), which became effective on January 1, 1995, provided the basic guidelines for administering import quotas and related matters. The ATC contains three provisions that affect the Company’s business to varying degrees. First, the ATC requires that import quotas be phased out in four stages over a ten-year period. However, quotas on substantially all of the garments imported by the Company are not scheduled to be phased out until the year 2005. Second, over the first six years, import tariffs were reduced from an average of 19% to 17.5%. While the tariff reductions apply to most apparel items, the sizes of the reductions are extremely small and have not had a material impact on the Company’s overall cost of merchandise. Finally, new rules of origin took effect on July 1, 1996 whereby the country in which the garment is assembled is deemed the country of origin instead of the country in which the fabric is cut. The biggest impact of the rule change has been on garments produced in China, which assembles large quantities of apparel cut in nearby countries such as Macau, Singapore and Taiwan. Approximately 16.2% of the Company’s garments were produced in Macau, Hong Kong and Taiwan in fiscal 2003. The Company has not experienced any disruption in its garment purchases as a result of the country of origin rule change.

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

Backlog

        At August 31, 2003 and August 31, 2002 the Company had unfilled customer orders of $12.2 million and $14.8 million, respectively, with such orders generally scheduled for delivery by February 2004 and 2003, respectively. The decrease in order backlog was primarily in the Company’s sleepwear product line due to a reduction in orders from Mervyn’s and Sears as they placed more production directly with factories, offset partially by an increase in backlog in the Company’s menswear line. The amount of unfilled orders at any given time is affected by a number of factors, including the timing of the receipt and processing of customer orders and the scheduling of the manufacture and shipping of the product, which may be dependent on customer requirements.

        Backlog is also affected by a recent trend among customers to place orders closer in to requested delivery dates. Consequently, backlog may be more meaningfully compared on a more current basis. As of October 31, 2003, the Company had on-hand unfilled customer orders of $13.4 million as compared to $11.9 million at October 31, 2002, with such orders generally scheduled for delivery by April 2004 and 2003, respectively. The increase is due to additional orders for the Company’s menswear line, offset partially by a decrease in backlog for the Company’s sleepwear line.

        Backlog amounts include both confirmed orders and unconfirmed orders that the Company believes, based on industry practice and past experience, will be confirmed. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that such action by customers will not reduce the amount of sales realized from the backlog of orders at October 31, 2003.

Competition

        The apparel industry is highly competitive and consists of many manufacturers and distributors, none of which accounts for a significant percentage of total sales, but many of which are larger and have substantially greater resources than the Company. The Company competes with a number of companies which import clothing from abroad for wholesale distribution, with domestic retailers having established foreign manufacturing capabilities and with domestically produced goods. Management believes that the Company competes upon the basis of price, quality, the desirability of its fabrics and styles, and the reliability of its service and delivery. In addition, the Company has developed long-term working relationships with manufacturers and agents, which presently provide the Company with reliable sources of supply. The Company’s ability to compete effectively is dependent, in part, on its ability to retain managerial personnel with experience in locating, developing and maintaining reliable sources of supply and to retain experienced sales and product development personnel.

Employees

        As of August 31, 2003, the Company had 30 full-time employees, of whom nine worked in executive, administrative or clerical capacities and 21 worked in sales, design, and production. Additionally, the Company employs eight individuals in its Hong Kong office who are responsible for fabric and trim sourcing, product development and quality control. The Company may also employ temporary personnel on a seasonal basis. None of the Company’s employees is represented by a union. The Company considers its working relationships with its employees to be good and has never experienced an interruption of its operations due to any kind of labor dispute. The Company contracts with an unrelated entity to provide warehouse services.

Investments

        On October 1, 2002, the Company acquired a 28% interest in Designer Intimates, Inc., which owns 100% of NAP, Inc. (NAP), a New York-based intimate apparel company. NAP is a leading designer, marketer and distributor of women’s sleepwear, robes, loungewear, daywear and foundations in the United States. NAP owns the trademark Anne Lewin, which is distributed through department stores and specialty boutiques. A collection of sleepwear and robes is distributed under the licensed Crabtree & Evelyn name. NAP also has a joint venture with the French brand Princesse Tam Tam, to market, sell and distribute the collection in the United States. NAP is also a private label supplier to certain retailers such as Victoria’s Secret and Disney.

        Designer Intimates acquired NAP from its founders and obtained a credit line of approximately $12 million from HSBC that is secured by the inventory and accounts receivable of NAP and the guarantees of shareholders of Designer Intimates. The Company has guaranteed $3 million of this credit line and this guarantee formed the consideration from the company for its 28% ownership interest in Designer Intimates. In the event of a call on this guarantee by HSBC, Nitches has a contract with the remaining shareholders of Designer Intimates to limit Nitches’ exposure to 28% of the called value. The major shareholder in Designer Intimates is Haresh T. Tharani, Chairman of Bill Blass, Ltd. The Company and Mr. Tharani have a relationship that began in 1995 when the company sold its junior sportswear business to a company also owned by Mr. Tharani, The Design & Source Holding Company. Steven Wyandt serves on the boards of directors of NAP and Designer Intimates.

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

Item 2 – Properties

        The Company leases one showroom in New York and one in Los Angeles with an aggregate monthly gross rental of approximately $9,600. The Company leases a 30,000 square foot warehouse with administrative offices in San Diego with a monthly lease payment of approximately $18,000. The Company may lease additional short-term warehouse space from time to time as needed.

Item 3 – Legal Proceedings

        There were no material legal proceedings to which the Company or any of its subsidiaries was a party in the fiscal year ended August 31, 2003.

Item 4 – Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

Item 5 – Market for the Registrant’s Common Stock and Related Shareholder Matters

        The Company’s Common Stock trades on The NASDAQ SmallCap Market under the symbol NICH. The number of shareholders of record of the Common Stock on October 31, 2003 was 113. The Company believes that there are a significant number of beneficial owners of its Common Stock whose shares are held in “street name”. The closing sales price of the Common Stock on October 31, 2003 was $5.10 per share.

        The high and low closing sale prices, adjusted for stock dividends, for each fiscal quarter ending on the specified date during the last two fiscal years were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Price range of common stock:
2002
High	$6.90	$6.15	$7.34	$6.80
Low	$5.26	$4.54	$5.01	$5.45
2003
High	$7.31	$9.02	$9.78	$6.50
Low	$5.78	$6.30	$6.49	$5.00
8
The Company does not have a quarterly dividend policy. However, during fiscal years 2002 and 2003, the Company declared and paid the following special dividends:

Date Paid	Dividends per share
November 23, 2001	.15
January 25, 2002	.15
April 26, 2002	.10
July 26, 2002	.05
November 26, 2002	.05
January 29, 2003	.15
April 23, 2003	.05
July 29, 2003	.05
9
Item 6 - Selected Financial Data (In thousands, except per share amounts)

Operating Results:	2003	2002	2001	2000	1999

Net sales	$28,440	$29,589	$33,780	$39,471	$31,473
Cost of goods sold	21,856	22,214	24,854	29,156	23,275

	6,584	7,375	8,926	10,315	8,198
Selling, general and
administrative expenses	7,663	7,132	7,313	7,403	7,267

Income (loss) from operations	(1,079)	243	1,613	2,912	931

Other income	3	16	247	20	164
Interest expense	(83)	(80)	(162)	(100)	(44)
Loss from equity investment	(236)	—	—	—	—

Income (loss) before taxes	(1,395)	179	1,698	2,832	1,051
Provision (benefit) for
income taxes	(425)	63	615	946	410

Net income	$(970)	$116	$1,083	$1,886	$641

Per Share Data:
Earnings per share:
Basic	$(0.83)	$0.10	$0.92	$1.61	$0.48
Diluted	$(0.83)	$0.10	$0.92	$1.61	$0.48

Cash dividends per common share	$0.30	$0.45	$1.35	$1.65	$—

Weighted average number of
common shares (000's):
Basic	1,171	1,112	1,172	1,172	1,349
Diluted	1,171	1,112	1,172	1,172	1,349
Number of common shares
outstanding at year end	1,171	1,171	1,172	1,172	1,172
10
Selected Financial Data, Continued (In thousands, except per share amounts)

Financial Position:	2003	2002	2001	2000	1999

Cash and cash equivalents	$111	$182	$192	$314	$201
Receivables	922	4,523	3,179	4,262	3,302
Income taxes receivable	466	118	75	—	—
Inventories	4,979	5,306	5,408	5,055	4,553
Total current assets	6,721	10,378	9,157	9,857	8,993
Total assets	6,847	10,503	9,289	10,011	9,786

Accounts payable and
accrued expenses	1,707	4,277	2,684	2,951	2,954
Total current liabilities	1,707	4,277	2,684	3,049	2,954

Shareholders' equity	4,904	6,226	6,605	6,962	6,832

Other Financial Information:
Profitability:
Gross margin	23.15%	25.08%	26.60%	26.10%	26.00%
Operating margin (deficit)	-3.79%	0.82%	4.80%	7.40%	3.00%
Net income as percent
of net sales	-1.84%	0.39%	3.20%	4.80%	2.00%
Liquidity:
Current ratio	3.94	2.43	3.41	3.23	3.04
Working capital	$5,014	$6,101	$6,473	$6,808	$6,039
11

Item 7 – Management’s Discussion and Analysis of Financial Condition and Resultsof
               Operations

Critical Accounting Policies

        Several of the Company’s accounting policies involve significant judgments and uncertainties. The policies with the greatest potential effect on the Company’s results of operations and financial position include the estimated collectibility of accounts receivable and the recovery value of obsolete or overstocked inventory.

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

             Allowances for Sales Returns, Doubtful Accounts and Other. Sales are recorded net of estimated future returns, uncollectible accounts receivable and other customer related allowances. Management analyzes historical returns and bad debt expense, current economic trends, changes in customer demand and sell-through of our products when evaluating the adequacy of these allowances. In addition, the Company may provide warehousing credits and other allowances to certain customers in accordance with industry practice. These reserves are determined based on historical experience, budgeted customer allowances and existing commitments to customers. Although management believes it has established adequate reserves with respect to these items, actual activity could vary from management’s estimates and such variances could have a material impact on reported results. At August 31, 2003, trade accounts receivable balance was $.9 million, net of allowances of $549,000 and factor advances of $1,542,000, as compared to a balance of $4.4 million net of allowances of $237,000 and factor advances of $10,000 at August 31, 2002.

               Inventory. The Company marks down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about age of the inventory, future demand and market conditions. This process provides for a new basis for the inventory until it is sold. If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required. The Company’s inventory balance was $5.0 million, net of inventory markdowns of $140,000, at August 31, 2003, as compared to an inventory balance of $5.3 million, net of inventory markdowns of $75,000, at August 31, 2002.

Results of Operations

Years Ended August 31, 2003 and 2002

        Net sales for the fiscal year ended August 31, 2003 decreased approximately $1.2 million or 3.9% compared to the fiscal year ended August 31, 2002 due to a decrease in unit sales in both the Company’s sleepwear and western wear product lines, resulting from the general slowdown in the economy continued from fiscal 2002. Furthermore, cost of sales as a percent of net sales increased by 1.8%, leading to a decline in gross profit margin from 24.9% to 23.2% between fiscal 2002 and 2003. This decrease came as a result of lower realized gross margins across all product lines.

        The Company’s product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margins are likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in prior fiscal years.

        Selling, general and administrative expenses increased in dollar amount from $7.1 million in fiscal 2002 to $7.7 million in fiscal 2003, primarily due to increased sales commission expenses as a result of the Company’s sales mix shifting from non-commissioned sleepwear sales to commissioned menswear sales. On a percent of net sales basis, selling, general and administrative expenses increased from 24.1% in fiscal 2002 to 26.9% in fiscal 2003, due primarily to the decrease in sales volume as well as the dollar increase in selling, general and administrative expenses. Management continually monitors expense levels and strives to maintain streamlined operations while making investments intended to generate optimal sales performance.

        Interest expense increased $3,000 for the current year to $83,000 as compared to $80,000 for the year ended August 31, 2002. This slight increase was due to increased advances made under the Company’s factoring agreement, which were required because of reduced cash flow due to lower turnover in the Company’s accounts receivable.

Years Ended August 31, 2002 and 2001

        Net sales for the fiscal year ended August 31, 2002 decreased approximately $4.2 million or 12.4 % compared to the fiscal year ended August 31, 2001 due to a decrease in unit sales in both the Company’s sleepwear and western wear product lines, as a result of the general slowdown in the economy continued from fiscal 2001. Furthermore, cost of sales as a percent of net sales increased by 1.5%, leading to a decline in gross profit margin from 26.6% to 25.1% between fiscal 2001 and 2002. This decrease came as a result of lower realized gross margins across all product lines.

        Selling, general and administrative expenses decreased slightly in dollar amount from $7.3 million in fiscal 2001 to $7.2 million in fiscal 2002, primarily due to reductions in salaries and commissions as a result of lower sales volume. However, selling, general and administrative expenses increased as a percent of net sales from 21.6 % in fiscal 2001 to 24.1% in fiscal 2002, due primarily to the disproportionate decrease in sales when compared to the decrease in selling, general and administrative expenses.

        Interest expense decreased $82,000 for fiscal 2002 to $80,000 as compared to $162,000 for fiscal 2002. This decrease was due primarily to interest rate savings resulting from reductions in the Company’s borrowing rate.

Equity Investment

        In October 2002, the Company acquired a 28% interest in Designer Intimates, Inc., which owns 100% of NAP, Inc., a New York-based intimate apparel company. Designer Intimates had acquired NAP from its founders and obtained a credit line of approximately $12 million from HSBC, secured by the inventory and accounts receivable of NAP and the guarantees of shareholders of Designer Intimates. Nitches guaranteed $3 million of this credit line and this guarantee formed the consideration from Nitches for its 28% ownership interest in Designer Intimates. In the event of a call on this guarantee by HSBC, Nitches has a contract with the remaining shareholders of Designer Intimates to limit Nitches’ exposure to 28% of the called value.

        Nitches reports any income or loss from the ongoing operation of Designer Intimates using the equity method of accounting, whereby Nitches’ 28% interest in Designer Intimates is reported as a single line item on the Consolidated Statement of Income. For October through August, the Company recognized a loss of $236,000 from the unconsolidated subsidiary. This loss is a non-cash loss and does not provide a tax benefit to the Company. For that same period, Designer Intimates had lost $842,000 on sales of $69.2 million.

Liquidity and Capital Resources

        Working capital decreased to $5.0 million at August 31, 2003 as compared to $6.1 million at August 31, 2002, due primarily to the decrease in sales and a corresponding decrease in accounts receivable in excess of the decrease in current liabilities. However, the Company’s current ratio increased to 3.94 at August 31, 2003 from 2.43 at August 31, 2002, due to the higher proportional decrease in current liabilities.

        The Company sells substantially all of its trade receivables to a factor (HSBC) on a pre-approved, non-recourse basis. The Company attempts to make any recourse shipments on a COD basis or ensure that the customers’ payments are backed by a commercial or standby letter of credit issued by the customers’ bank. The amount of the Company’s receivables which were recourse and were not made on a COD basis or supported by commercial or standby letters of credit at August 31,2003 was approximately $386,000 of which approximately $317,000 has been collected through October 31, 2003.

        Payment for non-recourse factored receivables is made at the time customers make payment to HSBC or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date. Under the factoring agreement, the Company can request advances in anticipation of customer collections at HSBC’s prime rate (currently 4.0%) less one and one-half percent (1.5%). The amount of advances available to the Company is limited to eighty-five percent (85%) of non-recourse factored receivables.

        The Company may also issue letters of credit through HSBC for the purchase of inventory in the normal course of its operations. Letters of credit are subjected to a limit of $6 million. At August 31, 2003, the Company had outstanding letters of credit of approximately $2.4 million for the purchase of finished goods, which had been opened through HSBC.

        The factoring agreement does not contain any financial covenants to which the Company must adhere. Advances are collateralized by all of the assets of the Company as well as a $1 million personal guaranty from the Company’s Chairman. The factoring agreement can be terminated by HSBC on 30-days written notice. The company believes the factoring agreement with HSBC, along with expected cash flow from operating activities and current levels of working capital, are adequate to fulfill the Company’s liquidity needs for the foreseeable future.

        During fiscal 2003, the Company declared and paid cash dividends of $0.30 per share. During fiscal 2002, the Company declared and paid cash dividends of $0.45 per share. However, the Company does not have a stated dividend policy. On a quarterly basis the board evaluates the ability to pay dividends based upon profitability and financing needs.

Contractual Obligations and Commercial Commitments

        The following table illustrates the Company’s contractual obligations and commercial commitments as of August 31, 2003:

	Payments due/Commitments expiring per period
	Total	Less than			Over
	Committed	1 year	1-3 years	4-5 years	5 years

Operating leases	$307,000	$266,000	$41,000
Letters of credit	2,401,000	2,401,000
Guarantees	3,000,000			3,000,000

Total obligations & commitments	$5,708,000	$2,667,000	$41,000	$3,000,000	$—

Inventory

        In its ordinary course of operations, the Company generally makes some sales below its normal selling prices or below cost. Based on experience, management believes this will be true for some inventory held on or acquired after August 31, 2003. The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

        The Company’s inventory decreased from $5.3 million at August 31, 2002 to $5.0 million at August 31, 2003. The Company has established an inventory markdown reserve as of August 31, 2003, which management believes will be sufficient for current inventory that is expected to be sold below cost in the future. There can be no assurance that the Company will realize its expected selling prices or that the inventory markdown reserve will be adequate for items in inventory as of August 31, 2003 for which customer sales orders have not yet been received. The inventory markdown reserve is calculated based on specific identification of aged goods and styles that are slow-moving or selling off-price.

Impact of Exchange Rates

        While the Company purchased over 90% of its products from foreign manufacturers in fiscal 2003, all of its purchases are denominated in United States dollars. Because the Company’s products are sold primarily in the United States in dollar denominated transactions, the Company does not engage in currency hedging to reduce currency risk. A prolonged increase in the value of the dollar versus foreign currencies could enhance the Company’s purchasing power for new purchase orders and reduce its cost of goods sold. Conversely, a prolonged decrease in the value of the dollar relative to foreign currencies could result in an increase in the Company’s cost of manufacturing for new purchase orders and costs of goods sold.

Impact of Inflation and Deflation

        Management does not believe that inflation has had any material impact upon the Company’s revenues or income from operations to date. Management believes that the apparel sector in which the Company operates has been in a period of deflation, contrary to the modest inflation experienced in the economy in general. The persistence of the consumer to buy “on sale” merchandise has put pressure on retail gross margins, which in turn has led to downward pressure from retailers on wholesale gross margins, in the form of selling cost adjustments taken as deductions against invoices issued by the Company. In the apparel industry, these are commonly referred to as markdown allowances or chargebacks. The company experienced a doubling of these allowances in fiscal 2003 to $1.2 million, contributing to the operating loss incurred. Without a corresponding decrease in fabric and labor prices, these markdown allowances have led to a decline in wholesale gross margins. Management believes these deflationary pressures will continue into the foreseeable future.

Future Operating Results

        Business conditions in the apparel sector continue to be characterized by weak consumer demand and heavy discounting of merchandise by retailers. The continuing conflict in Iraq, coupled with the ongoing uncertainty of the overall economy has led most retailers to use significant discounting to encourage sales. In general, retailers have to sell more units in order to achieve sales equal to last year. The Company does not expect significant improvement in business conditions in the apparel sector for the upcoming fiscal year. With these uncertainties, the Company is approaching fiscal 2004 with caution and conservatism.

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

        In April 2003, the FASB issued SFAS No. 149 (“Amendment of Statement 133 on Derivative Instruments and Hedging Activities”). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company believes SFAS No. 149 will not have a material impact on the Company’s financial statements.

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

        In November 2002, the FASB issued Interpretation No. 45, (“Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”). The Interpretation elaborates on the disclosures to be made by sellers or guarantors of products and services, as well as those entities guaranteeing the financial performance of others. The Interpretation further clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are effective on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The Company believes that its disclosures with regards to these matters are adequate as of August 31, 2003.

        In January 2003, the FASB issued Interpretation No. 46 (“Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”). The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management believes the Interpretation will not have a material impact on the financial statements.

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

Item 8 – Financial Statements and Supplementary Data

Nitches, Inc. and Subsidiaries Index to Consolidated Financial Statements Filed with the Annual Report of the Company on Form 10-K

17

Independent Auditor’s Report

Board of Directors and Shareholders
Nitches, Inc.
San Diego, California

        We have audited the accompanying consolidated balance sheets of Nitches, Inc. and subsidiaries as of August 31, 2003 and 2002 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended August 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nitches, Inc. and subsidiaries as of August 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Moss Adams LLP

Los Angeles, California
October 17, 2003

NITCHES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS
	August 31,

	2003	2002

Current assets:
Cash and cash equivalents	$110,000	$182,000
Receivables:
Trade accounts, less allowances ($549,000 in 2003
and $237,000 in 2002)	894,000	4,413,000
Due from affiliates and employees	28,000	110,000

Total receivables	922,000	4,523,000

Refundable income taxes	466,000	118,000
Inventories, less allowances ($140,000 in 2003
and $75,000 in 2002)	4,974,000	5,306,000
Deferred income taxes	192,000	143,000
Other current assets	57,000	106,000

Total current assets	6,721,000	10,378,000

Furniture, fixtures and equipment, net	56,000	85,000
Deferred income taxes	53,000	23,000
Other assets	17,000	17,000

	$6,847,000	$10,503,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,525,000	$4,133,000
Accrued expenses	182,000	144,000

Total current liabilities	1,707,000	4,277,000
Long term liabilities:
Loss on equity investment	236,000	—
Shareholders' equity:
Preferred stock, no par value; 25,000,000 shares authorized,
no shares issued or outstanding	—	—
Common stock, no par value; 50,000,000 shares authorized;
1,171,169 shares in 2003 and 2002 issued and outstanding	1,495,000	1,495,000
Retained earnings	3,409,000	4,731,000

Total shareholders' equity	4,904,000	6,226,000

	$6,847,000	$10,503,000

The accompanying notes are an integral part of these consolidated financial statements. 19

NITCHES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year ended August 31,

	2003	2002	2001

Net sales	$28,440,000	$29,589,000	$33,780,000

Cost of goods sold	21,856,000	22,214,000	24,854,000

Gross profit	6,584,000	7,375,000	8,926,000

Selling, general and administrative expenses	7,663,000	7,132,000	7,313,000

Income from operations	(1,079,000)	243,000	1,613,000

Other income	3,000	16,000	247,000
Interest expense, net	(83,000)	(80,000)	(162,000
Loss from equity investment	(236,000)	—	—

Income before income taxes	(1,395,000)	179,000	1,698,000

Provision (benefit) for income taxes	(425,000)	63,000	615,000

Net income	(970,000)	$116,000	$1,083,000

Earnings per weighted average share
(basic and diluted)	($ 0.83)	$0.10	$0.92

The accompanying notes are an integral part of these consolidated financial statements. 20

NITCHES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

	Common Stock		Retained Earnings	Total Shareholders' Equity

	Shares	Amount

Balance, August 31, 2000	1,064,680	$805,000	$6,157,000	$6,962,000
Net income			1,083,000	1,083,000
Cash dividends			(1,440,000)	(1,440,000)

Balance, August 31, 2001	1,064,680	805,000	5,800,000	6,605,000
Net income			116,000	116,000
Stock dividend	106,489	690,000	(690,000)	—
Cash dividends			(495,000)	(495,000)

Balance, August 31, 2002	1,171,169	$1,495,000	4,731,000	6,226,000
Net income			(970,000)	(970,000)
Cash dividends			(352,000)	(352,000)

Balance, August 31, 2003	1,171,169	$1,495,000	$3,409,000	$4,904,000

The accompanying notes are an integral part of these consolidated financial statements. 21

NITCHES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended August 31,

	2003	2002	2001

Cash flows from operating activities:
Net income/(loss)	$(970,000)	$116,000	$1,083,000
Adjustments to reconcile net income/(loss) to net
cash provided by operating activities:
Depreciation and amortization	33,000	33,000	32,000
(Increase) decrease in trade receivables	3,519,000	(1,270,000)	1,079,000
(Increase) decrease in due from affiliates & employees	82,000	(74,000)	2,000
(Increase) decrease in income taxes refundable/payable	(348,000)	(43,000)	(173,000)
(Increase) decrease in inventories	332,000	102,000	(353,000)
(Increase) decrease in deferred income taxes	(79,000)	52,000	(40,000)
(Increase) decrease in other current assets	49,000	17,000	(45,000)
Increase (decrease) in accounts payable
and accrued expenses	(2,570,000)	1,593,000	(267,000)
Non-cash loss from equity investment	236,000	—	—

Net cash provided by operating activities	284,000	526,000	1,318,000

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(4,000)	(41,000)	—

Net cash used by investing activities	(4,000)	(41,000)	—

Cash flows from financing activities:
Dividends paid	(352,000)	(495,000)	(1,440,000)

Net cash used by financing activities	(352,000)	(495,000)	(1,440,000)

Net increase (decrease) in cash and cash equivalents	(72,000)	(10,000)	(122,000)
Cash and cash equivalents at beginning of year	182,000	192,000	314,000

Cash and cash equivalents at end of year	$110,000	$182,000	$192,000

Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest	$83,000	$80,000	$162,000

Income taxes	$—	$69,000	$828,000

Non-cash financing transaction:
Stock dividend issued	$—	$690,000	$—

The accompanying notes are an integral part of these consolidated financial statements. 22

1. Description of Business

        Nitches, Inc. (the “Company”) is a wholesale importer and distributor of clothing manufactured to its specifications and distributed in the United States under Company brand labels and retailer-owned private labels. The Company’s product lines are women’s sleepwear and western wear, men’s casual wear and golf apparel, and men’s and women’s performance apparel.

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

Concentration of Credit Risk:

        The Company sells a majority of its accounts receivable to a financial institution. Under the agreement, the financial institution purchases trade accounts receivable and assumes substantially all credit risks. This agreement is detailed in Note 5. The Company is responsible for following up on adjustments claimed by customers. Accounts that are not sold remain the credit risk of the Company. Such accounts are diverse and are subject to credit approval and ongoing evaluation by the Company. Management considers the credit risk with respect to all receivables to be low. Historically, the Company has not experienced significant loss due to uncollectible accounts receivable.

        Cash balances are periodically maintained in amounts in excess of FDIC insured limits in high quality financial institutions. Management considers the risk of loss to be low.

Inventories:

        Inventories are stated at the lower of cost (first-in, first-out method) or market.

Furniture, Fixtures and Equipment:

        Furniture, fixtures and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets, which range from two to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining term of the related lease. Maintenance and repair costs are charged to expense as incurred. When assets are retired or sold, the assets and accumulated depreciation are removed from the respective accounts and any profit or loss on the disposition is credited or charged to income.

Earnings Per Share:

        The computation of net income per common share is based on the weighted average number of common shares outstanding plus common share equivalents arising from dilutive stock options, if any. The weighted average number of common shares and common share equivalents outstanding for basic and diluted earnings per share was 1,171,169 for fiscal 2003, 1,111,944 for fiscal 2002, and 1,171,148 for fiscal 2001. Earnings per share for all periods prior to 2002 included in these financial statements and footnotes have been restated to give effect to a 10% stock dividend issued March 29, 2002.

Revenue Recognition:

        The Company recognizes revenue as of the date merchandise is shipped to its customers.

2. Summary of Significant Accounting Policies (continued)

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

        In April 2003, the FASB issued SFAS No. 149 (“Amendment of Statement 133 on Derivative Instruments and Hedging Activities”). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company believes SFAS No. 149 will not have a material impact on the Company’s financial statements.

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

3. Inventories

	August 31,

	2003	2002

Fabric and trim	$320,000	$55,000
Work in progress	1,254,000	27,000
Finished goods	3,400,000	5,224,000

	$4,974,000	$5,306,000

4. Furniture, Fixtures and Equipment

	August 31,

	2003	2002

Leasehold improvements	$4,000	$15,000
Computer equipment	27,000	256,000
Vehicles	111,000	111,000
Furniture, fixtures and other equipment	24,000	46,000

	166,000	428,000
Less accumulated depreciation and amortization	110,000	343,000

	$56,000	$85,000

5. Trade Accounts Receivable

        Pursuant to the terms of an agreement between Nitches and a factor, Nitches sells a majority of its trade accounts receivable to the factor on a pre-approved, non-recourse basis. The price at which the accounts are sold is the invoice amount reduced by the factor commission (.3% of the invoice amount) and all selling discounts. For accounts sold to the factor without recourse, the factor is responsible for collection, assumes all credit risk, and obtains all of the rights and remedies against the company’s customers. For such accounts, payment is due from the factor upon the earlier of the payment of the receivable to the factor by the customer, or the maturity of the receivable (generally 180 days from the date of shipment to the customer). As of August 31, 2003, non-recourse receivables totaled $2,599,000.

        Trade accounts receivable not sold to the factor remain in the custody and control of the Company and the Company maintains all credit risk on those accounts as well as accounts which are sold to the factor with recourse. The combined credit risk for non-factored and recourse receivables as of August 31, 2003, totaled $386,000.

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

The status of the Company’s trade accounts receivable and letters of credit are as follows:

	August 31,

	2003	2002

Receivables assigned to factor:
Non-recourse	$2,599,000	$4,115,000
Recourse	16,000	176,000
Advances from factor	(1,542,000)	(10,000)

Due from factor	1,073,000	4,281,000
Non-factored accounts receivable	370,000	369,000
Allowance for customer credits and doubtful accounts	(549,000)	(237,000)

	$894,000	$4,413,000

Contingent liabilities for irrevocable letters of credit	$2,401,000	$7,156,000

6. Income Taxes The components of the provision/(benefit) for income taxes are as follows:

	Year ended August 31,

	2003	2002	2001

Current:
Federal	$(334,000)	$2,000	$525,000
State	(12,000)	9,000	130,000

	(346,000)	11,000	655,000

Deferred	(79,000)	52,000	(40,000)

Provision	$(425,000)	$11,000	$655,000

Net deferred income tax assets at August 31, 2003 and 2002 consist of the tax effects of temporary differences related to the following:

	August 31,

	2003	2002

Current deferred assets:
Inventories	$164,000	$141,000
Sales returns and doubtful
account reserves	94,000	95,000
Accrued compensation	12,000	13,000
Other items	(78,000)	(106,000)

	$192,000	$143,000

	August 31,

	2003	2002

Non-current deferred assets:
Fixed assets	$10,000	$23,000
State tax NOL	43,000	—

	$53,000	$23,000

26
Differences between the statutory Federal income tax rate and the effective tax rate as a percentage of pre-tax income are as follows:

	Year ended August 31,

	2003	2002	2001

Statutory rate	(34.0%)	34.0%	34.0%
State income taxes, net of
Federal benefit	(5.8%)	5.8%	5.8%
State NOL limitation	2.0%
Loss on equity investment	6.7%	—	—
Nondeductible entertainment
expenses	0.0%	0.0%	(0.3%)
Other items	0.6%	(4.6%)	(3.2%)

Effective rate	(30.5%)	35.2%	36.3%

7. Employee Benefit Plans

        The Company has a 401(k) Savings Plan, whereby employees may make investments in various independent funds and Company stock. The Company may match employee contributions to this Plan on a discretionary basis or contribute on a profit sharing basis. The Company made no matching or profit sharing contributions to this Plan in fiscal 2003, 2002, or 2001.

8. Stock Options and Dividends

Stock Options

        No stock options were outstanding as of August 31, 2003, 2002 or 2001. The Company does not have an active stock option plan.

Dividends

        During fiscal 2003, the company declared and paid cash dividends of $0.30 per share. During fiscal 2002, the company declared and paid cash dividends of $0.45 per share. Separately, on March 29, 2002 the Company issued a 10% stock dividend, or 106,489 shares, to holders of record as of March 22, 2002. Earnings per share for all periods prior to 2002 included in these financial statements and footnotes have been restated to give effect to this dividend.

9. Leases

        The Company has lease commitments expiring at various dates through November 2005, principally for real property and equipment. The aggregate minimum rental commitments for future years ending August 31 for all non-cancelable leases having initial or remaining terms of one or more years are as follows:

2004	$266,000
2005	33,000
2006	8,000

Total	$307,000

        The Company’s leases for real property are generally subject to rent escalation based on increases in the consumer price or other indices with certain minimum and maximum increases. Rent expense, net of sublease income, was approximately $ 396,000, $418,000, and $429,000, during fiscal 2003, 2002 and 2001, respectively.

10. Operating Segments and Major Customers

        The Company’s products comprise a single operating segment. No significant assets are maintained outside the United States. Sales are made to a variety of customers throughout the United States. Sales to Kohl’s, Mervyn’s and Sears accounted for 29.2%, 16.9% and 6.5%, respectively, of the Company’s net sales in fiscal 2003. Sales to Mervyn’s, Kohl’s and Sears accounted for 40.5%, 21.5% and 10.9%, respectively, of the Company’s net sales in fiscal year 2002.

        Kohl’s, Mervyn’s and Sears accounted for 33.7%, 5.9% and 0.0%, respectively, of the Company’s trade receivable balance at August 31, 2003. Sears, Kohl’s and Mervyn’s accounted for 29.9%, 26.1% and 15.1%, respectively, of the Company’s trade receivable balance at August 31, 2002.

11. Equity Investment

        In October 2002, the Company acquired a 28% interest in Designer Intimates, Inc., which owns 100% of NAP, Inc., a New York-based intimate apparel company. NAP is a leading designer, marketer and distributor of women’s sleepwear, robes, loungewear, daywear and foundations in the United States. The company owns the trademark Anne Lewin, which is distributed through department stores and specialty boutiques. A collection of sleepwear and robes is distributed under the licensed Crabtree & Evelyn name. NAP also has a joint venture with the French brand Princesse Tam Tam, to market, sell and distribute the collection in the United States. The company is also a private label supplier to certain retailers such as Victoria’s Secret and Disney.

        Designer Intimates had acquired NAP from its founders and obtained a credit line of approximately $12 million from HSBC, secured by the inventory and accounts receivable of NAP and the guarantees of shareholders of Designer Intimates. Nitches guaranteed $3 million of this credit line and this guarantee formed the consideration from Nitches for its 28% ownership interest in Designer Intimates. In the event of a call on this guarantee by HSBC, Nitches has a contract with the remaining shareholders of Designer Intimates to limit Nitches’ exposure to 28% of the called value.

        Nitches reports any income or loss from the ongoing operation of Designer Intimates using the equity method of accounting, whereby Nitches’ 28% interest in Designer Intimates is reported as a single line item on the Consolidated Statement of Income. For October through August, the Company recognized a loss of $236,000 from the unconsolidated subsidiary. This loss is a non-cash loss and does not provide a tax benefit to the Company. For that same period, Designer Intimates had a loss of $842,000 on sales of $69.2 million.

        Under current accounting rules, the Company reports any income or loss from the ongoing operation of this acquisition using the equity method of accounting, whereby its 28% interest in the earnings of NAP from the date of acquisition is reported as the line item Income/(Loss) from Unconsolidated Subsidiary in the financial statements of the Company.

11. Equity Investment (Continued)

        Following are the condensed financial statements of Designer Intimates, Inc. as of August 31, 2003 for the 11 month period then ended:

Designer Intimates, Inc.
Consolidated Balance Sheet

ASSETS	August 31, 2003
Current assets:
Cash	$132,000
Due from factor	411,000
Inventories	8,738,000
Prepaid expenses and other current assets	37,000
Income taxes receivable	423,000
Deferred income taxes	200,000

Total current assets	9,941,000

Fixed assets:
Furniture, Fixtures and equipment	604,000
Leasehold improvements	555,000
Less: Accumulated depreciation and amortization	(257,000)

Total fixed assets	902,000
Other assets:
Goodwill	2,548,000
Other intangible assets subject to amortization	387,000
Other assets	95,000

Total other assets	3,030,000
$13,873,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Loans payable - banks	$3,199,000
Accounts payable	10,544,000
Accrued expenses and other current liabilities	969,000

Total current liabilities	14,712,000

Shareholders' Deficit:
Common stock, no par value; 1,000 shares
authorized; 300 shares issued and outstanding	3,000
Deficit (beginning October 1, 2002)	(842,000)

Total shareholders' deficit	(839,000)
$13,873,000

29
11. Equity Investment (Continued)

Designer Intimates, Inc. Consolidated Statement of Revenue and Expenses

11 months ended
August 31, 2003

Net Sales	$69,218,000
Cost of sales	54,932,000

Gross profit	14,286,000

Selling, general and administrative expenses	14,681,000

Loss from operations	(395,000)
Interest expense	277,000

Loss before income taxes	(672,000)
Provision for income taxes	170,000

Net income/(loss)	$(842,000)

12. Sale of Product Lines

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

14. Quarterly Results of Operations (Unaudited)

        The following is a summary of the quarterly results of operations for the years ended August 31, 2003 and 2002. Net income per share amounts have been restated to give effect to a 10% stock dividend issued March 29, 2002.

	Three months ended
	November 30	February 28	May 31	August 31

	(In thousands, except per share amounts)
Fiscal 2003:
Net sales	$10,435	$6,699	$7,028	$4,278
Gross profit	1,935	1,741	2,144	1,312
Net income	460	(155)	(84)	(1,191)
Net income per common share	$0.39	($0.13)	($0.07)	($1.02)

Fiscal 2002:
Net sales	$9,918	$5,754	$7,378	$6,539
Gross profit	2,107	1,347	2,117	1,804
Net income	159	(158)	71	43
Net income per common share	$0.15	($0.15)	$0.06	$0.04

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10 – Directors and Executive Officers of the Registrant

        The information required as to this Item is incorporated herein by reference from the data under the caption “Information Concerning Nominees, Directors and Executive Officers” in the Proxy Statement (“2003 Proxy Statement”) to be used in connection with the solicitation of proxies to be voted at the Registrant’s annual meeting of shareholders to be held in January 2004, to be filed with the Commission in December 2003.

Item 11 – Executive Compensation

        The information required as to this Item is incorporated herein by reference from the data under the captions “Executive Officer Compensation”, “Board Compensation Committee Report on Executive Compensation” and “Employment Agreements” in the 2003 Proxy Statement.

Item 12 – Security Ownership of Certain Beneficial Owners and Management

        The information required as to this Item is incorporated herein by reference from the data under the caption “Principal Shareholders” in the 2003 Proxy Statement.

Item 13 – Certain Relationships and Related Transactions

        The information required as to this Item is incorporated herein by reference from the data under the caption “Certain Relationships and Related Transactions” in the 2003 Proxy Statement.

Item 14 – Controls and Procedures

        Within 90 days prior to the date of this report, the Chief Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, he concluded that the disclosure controls and procedures of the Company are effective in timely alerting of the material information required to be included in the periodic filings with the Securities and Exchange Commission and that the information required to be disclosed in these filings is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission.

        There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART IV

Item 15 – Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as part of this report:

1.	The following consolidated financial statements of the Registrant are included as part of this report:

Consolidated Balance Sheets as of August 31, 2003 and 2002;

Consolidated Statements of Income for the years ended August 31, 2003, 2002 and 2001;

Consolidated Statements of Shareholders’ Equity for the years ended August 31, 2003, 2002 and 2001;

Consolidated Statements of Cash Flows for the years ended August 31, 2003, 2002 and 2001;

Notes to Consolidated Financial Statements; and Independent Auditor Report

2.	The following financial statement schedules of the Registrant are included as part of this report:

Report of independent auditors on Schedule II

Schedule II — Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because they are not required, are inapplicable or the information is otherwise shown in the financial statements or notes thereto.

3.	The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K:

3.1	Articles of Incorporation of the Company, as amended (1)

3.2	Bylaws of the Company, as amended (2)

10.1	Form of Indemnification Agreement for Officers and Directors (1)

10.2	Asset Purchase Agreement and related agreements between the Company and Design and Source Holding Company, Ltd. effective July 1, 1995 (3)

10.3	Employment agreement dated September 1, 2001 between the Company and Steven Wyandt (4)

31	Certification required under Section 302

32	Certification required under Section 906

(b)	Exhibits and Reports on Form 8-K. None

32
Footnotes

(1)	Incorporated by reference from Registrant’s Form 10-K filed on November 23, 1992 for the fiscal year ended August 31, 1992.

(2)	Incorporated by reference from Registrant’s Form 10-K filed on November 23, 1988 for the fiscal year ended August 31, 1988.

(3)	Incorporated by reference from Registrant’s Form 10-K filed on November 3, 1995 for the fiscal year ended August 31, 1995.

(4)	Incorporated by reference in Schedule 13E-4 filed with the SEC on August 18, 1998 and amendments related thereto.

33

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: November 28, 2003

NITCHES, INC. By: /s/ Steven P. Wyandt —————————————— Steven P. Wyandt, Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Steven P. Wyandt ———————————— Steven P. Wyandt	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Director	November 28, 2003
/s/ Paul M. Wyandt ———————————— Paul M. Wyandt	President, Chief Operating Officer (Principal Operating Officer), and Director	November 28, 2003

/s/ Arjun C. Waney ———————————— Arjun C. Waney	Director	November 28, 2003

/s/ Eugene B. Price II ———————————— Eugene B. Price II	Director	November 28, 2003

/s/ William L. Hoese ———————————— William L. Hoese	Director	November 28, 2003

/s/ Allan R. Bailey ———————————— Allan R. Bailey	Director	November 28, 2003
34

Independent Auditor’s Report

To the Board of Directors and Shareholders
Nitches, Inc. and Subsidiaries
San Diego, California

Our audit of the consolidated financial statements of Nitches, Inc. and Subsidiaries referred to in our report dated October 17, 2003 appearing in item 8 in this Annual Report of Form 10-K also included an audit of the information included in the financial statement schedule listed in item 14(a) of this Form 10-K. In our opinion, the information included in the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

MOSS ADAMS LLP

Los Angeles, California
October 17, 2003

Schedule II

NITCHES, INC.

Valuation and Qualifying Accounts and Reserves

		Additions

	Balance at	Charged to	Charged to	Deductions	Balance at
	Beginning	Costs and	Other		Endof Year
	of Year	Expenses	Accounts

Year ended August 31, 2001
Allowance for doubtful accounts &	$225,000	$279,000	—	$308,000	$196,000
sales returns
Inventory markdown allowance	$133,000	$40,000	—	$71,000	$102,000
Note receivable reserve	$600,000	—	—	$600,000	—

Year ended August 31, 2002
Allowance for doubtful accounts &	$196,000	$41,000	—	—	$237,000
sales returns
Inventory markdown allowance	$102,000	—	—	$27,000	$75,000

Year ended August 31, 2003
Allowance for doubtful accounts &	$237,000	$663,000	—	$351,000	$549,000
sales returns
Inventory markdown allowance	$75,000	$324,000	—	$259,000	$140,000

36

EXHIBIT INDEX

Exhibit
Number	Exhibit

*3.1	Articles of Incorporation of the Company, as amended

*3.2	Bylaws of the Company, as amended

*10.1	Form of Indemnification Agreement for Officers and Directors

*10.2	Asset Purchase Agreement and related agreements between the Company and Design and Source Holding Company, Ltd effective July 1, 1995

*10.3	Employment Agreement dated September 1, 2001 between the Company and Steven P. Wyandt

31	Certification required under Section 302

32	Certification required under Section 906

* Incorporated by reference; see page 26.
37