Form 10-Q
period 2003-11-30
NITCHES INC
filed 2004-01-14
CIK 772263

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-13851

NITCHES, INC.

(Exact name of registrant as specified in its charter)

California	95-2848021
(State of Incorporation)	(I.R.S. Employer Identification No.)

10280 Camino Santa Fe, San Diego, California 92121
(Address of principal executive offices)

Registrant’s telephone number: (858) 625-2633

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	NASDAQ SmallCap Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of January 13, 2004 the Registrant had 1,171,169 shares of common stock outstanding.

NITCHES, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NITCHES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS
	November 30,	August 31,

	2003	2003

	(Unaudited)
Current assets:
Cash and cash equivalents	$ 104,000	$ 110,000
Receivables:
Trade accounts, less allowances	1,537,000	894,000
Due from affiliates and employees	52,000	28,000

Total receivables	1,589,000	922,000

Refundable income taxes	376,000	466,000
Inventories	4,871,000	4,974,000
Deferred income taxes	192,000	192,000
Other current assets	121,000	57,000

Total current assets	7,253,000	6,721,000

Gain on equity investment	232,000
Furniture, fixtures and equipment, net	50,000	56,000
Deferred income taxes	53,000	53,000
Other assets	17,000	17,000

	$7,605,000	$6,847,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,972,000	$1,525,000
Accrued expenses	240,000	182,000

Total current liabilities	2,212,000	1,707,000

Long term liabilities:
Loss on equity investment		236,000

Shareholders’ equity:
Preferred stock, no par value; 25,000,000 shares authorized,
no shares issued or outstanding	—	—
Common stock, no par value; 50,000,000 shares authorized;
1,171,169 shares issued and outstanding	1,495,000	1,495,000
Retained earnings	3,898,000	3,409,000

Total shareholders’ equity	5,393,000	4,904,000

	$7,605,000	$6,847,000

The accompanying notes are an integral part of these financial statements.

NITCHES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended November 30,

	2003	2002

Net sales	$ 6,796,000	$ 10,435,000

Cost of goods sold	5,064,000	8,500,000

Gross profit	1,732,000	1,935,000
Selling, general and administrative expenses	1,687,000	1,802,000

Income from operations	45,000	133,000

Interest expense	(11,000)	(29,000)
Income from unconsolidated subsidiary	468,000	288,000

Income before income taxes	502,000	392,000
Provision/(benefit) for income taxes	13,000	(68,000)

Net income	$ 489,000	$ 460,000

Earnings per share	$ 0.42	$ 0.39

Shares outstanding	1,171,169	1,171,169

Dividends per share	$ —	$ 0.05

The accompanying notes are an integral part of these financial statements.

NITCHES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended November 30,

	2003	2002

Net income	$ 489,000	$ 460,000

Non-cash income from unconsolidated subsidiary	(468,000)	(288,000)

Cash flows from operating activities:
Depreciation and amortization	6,000	8,000
(Increase) decrease in accounts receivable	(667,000)	437,000
Decrease in inventories and other current assets	129,000	1,898,000
Increase (decrease) in trade payables and accrued expenses	505,000	(2,468,000)

Net cash provided by operating activities	(6,000)	47,000

Cash flows from financing activities:
Dividends paid	—	(59,000)

Net increase (decrease) in cash and cash equivalents	(6,000)	(12,000)

Cash and cash equivalents at beginning of period	110,000	182,000

Cash and cash equivalents at end of period	$ 104,000	$ 170,000

Supplemental disclosures of cash flow information:
Cash paid (received) during the period:
Interest	$ 11,000	$ 29,000
Income taxes	(77,000)	—

The accompanying notes are an integral part of these financial statements.

NITCHES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.      Description of Business

     Nitches, Inc. (the “Company”) is a wholesale importer and distributor of clothing manufactured to its specifications and distributed in the United States under Company brand labels and private retailer labels. The Company’s product lines include women’s sleepwear and western wear, men’s casual wear and men’s and women’s performance apparel.

2.      Condensed Financial Statements:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2003. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included in the interim period. Operating results for the three months ended November 30, 2003 are not necessarily indicative of the results that may be expected for the year ending August 31, 2004.

3.     Earnings Per share:

     At November 30, 2003, there were no stock options or similar instruments outstanding and therefore no dilutive effect to the number of shares outstanding.

4.     Inventories:

	November 30, 2003	August 31, 2003

Fabric and trim	$1,045,000	$ 320,000
Work in progress	1,506,000	1,254,000
Finished goods	2,320,000	3,400,000

	$4,871,000	$4,974,000

5.     Trade accounts receivable:

     Pursuant to the terms of an agreement between Nitches and a factor, Nitches sells a majority of its trade accounts receivable to the factor on a pre-approved, non-recourse basis. The price at which the accounts are sold is the invoice amount reduced by the factor commission (.3% of the invoice amount) and all selling discounts. For accounts sold to the factor without recourse, the factor is responsible for collection, assumes all credit risk, and obtains all of the rights and remedies against the company’s customers. For such accounts, payment is due from the factor upon the earlier of the payment of the receivable to the factor by the customer, or the maturity of the receivable (generally 180 days from the date of shipment to the customer). As of November 30, 2003, non-recourse receivables totaled $4,829,000.

     Trade accounts receivable not sold to the factor remain in the custody and control of the Company and the Company maintains all credit risk on those accounts as well as accounts which are sold to the factor with recourse. The combined credit risk for non-factored and recourse receivables as of November 30, 2003, totaled $304,000.

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

NITCHES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statement (continued)

5.     Trade accounts receivable (continued):

     The status of the Company’s trade accounts receivable and letters of credit are as follows:

	November 30, 2003	August 31, 2003

Receivables assigned to factor:
Non-recourse	$ 4,829,000	$ 2,599,000
Recourse	4,000	16,000
Advance payments from factor	(3,353,000)	(1,542,000)

Due from factor	1,480,000	1,073,000
Non-factored accounts receivable	300,000	370,000
Allowance for customer credits and doubtful accounts	(243,000)	(549,000)

	$ 1,537,000	$ 894,000

Contingent liabilities for irrevocable letters of credit	$ 3,357,000	$ 2,401,000

6.      Dividends:

     The Company did not pay any dividends during the current period. During fiscal 2003 the Company declared and paid dividends of $.30 per share.

7.      Significant Customers:

     Sales to two separate customers, Kohl’s and Mervyn’s, accounted for 50.0% and 13.7% respectively of the Company’s net sales in the three months ended November 30, 2003. By comparison, sales to three separate customers (Kohl’s, Mervyn’s and Sears) accounted for 31.0%, 26.9% and 24.2%, respectively, of the Company’s net sales in the three months ended November 30, 2002.

     Three customers, Kohl’s, Mervyn’s and Sears, accounted for 48.6%, 16.8% and 11.0% respectively of the Company’s trade receivable balance as of November 30, 2003. By comparison, three customers (Kohl’s, Sears and Mervyn’s) accounted for 36.0%, 29.2% and 27.4% respectively of the Company’s trade receivable balance at November 30, 2002.

8.     Equity Investment:

     In October 2002 the Company acquired a 28% interest in Designer Intimates, Inc., which owns 100% of NAP, Inc., a New York-based intimate apparel company. Designer Intimates had acquired NAP from its founders and obtained a credit line of approximately $12 million from HSBC, secured by the inventory and accounts receivable of NAP and the guarantees of shareholders of Designer Intimates. Nitches guaranteed $3 million of this credit line and this guarantee formed the consideration from Nitches for its 28% ownership interest in Designer Intimates. Nitches reports any income or loss from the ongoing operation of Designer Intimates using the equity method of accounting, whereby Nitches’ 28% interest in Designer Intimates is reported as a single line item on the Consolidated Statement of Income. For the three months ended November 30, 2003, the Company recognized $468,000 in income from the unconsolidated subsidiary. This income is reported net of tax and is not taxable to the Company. For that same period, Designer Intimates had net income of $1,667,000 on sales of $37.1 million.

8.     Equity Investment (continued):

     Following are the unaudited condensed financial statements of Designer Intimates, Inc. as of November 30, 2003 for the 3 month period then ended:

Designer Intimates, Inc.
Consolidated Balance Sheet
(Unaudited)

ASSETS
November 30, 2003

Current assets:
Cash and cash equivalents	$ 40,000
Trade accounts receivable, less allowances	5,511,000
Inventories	4,157,000
Deferred income taxes	200,000
Other current assets	84,000

Total current assets	9,992,000

Furniture, fixtures and equipment, net	829,000
Goodwill	2,548,000
Other intangibles, subject to amortization	341,000
Other assets	96,000

$13,806,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Loan payable	$ 1,179,000
Accounts payable	9,567,000
Accrued expenses	905,000
Income taxes payable	1,327,000

Total current liabilities	12,978,000

Shareholders’ equity:
Common stock	3,000
Retained earnings	825,000

Total shareholders’ equity	828,000

$13,806,000

8.     Equity Investment (continued):

Designer Intimates, Inc.
Consolidated Income Statement
(Unaudited)

Three Months Ended November 30, 2003

Net Sales	$ 37,097,000
Cost of sales	29,922,000

Gross profit	7,175,000

Operating expenses	4,167,000
Amortization of intangible assets	46,000

Income from operations	2,962,000
Interest expenses	111,000
Other (income)	(16,000)

Income/(loss) before income taxes	2,867,000
Provision/(benefit) for income taxes	1,200,000

Net income/(loss)	$ 1,667,000

9.     New Accounting Pronouncement:

     The FASB did not issue any new Statements of Financial Accounting Standards during the current period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

          Allowances for Sales Returns, Doubtful Accounts and Other. Sales are recorded net of estimated future returns, uncollectible accounts receivable and other customer related allowances. Management analyzes historical returns and bad debt expense, current economic trends, changes in customer demand and sell-through of our products when evaluating the adequacy of these allowances. In addition, the Company may provide warehousing credits and other allowances to certain customers in accordance with industry practice. These reserves are determined based on historical experience, budgeted customer allowances and existing commitments to customers. Although management believes it has established adequate reserves with respect to these items, actual activity could vary from management’s estimates and such variances could have a material impact on reported results. At November 30, 2003, trade accounts receivable balance was $1.5 million, net of allowances of $243,000, as compared to the balance of $900,000, net of allowances of $549,000 at August 31, 2003. At November 30, 2002, the trade accounts receivable balance was $4.0 million, net of allowances for doubtful accounts of $522,000.

         Inventory. The Company marks down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about age of the inventory, future demand and market conditions. This process provides for a new basis for the inventory until it is sold. If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required. The Company’s inventory balance was $4.9 million, net of inventory markdowns of

$142,000 at November 30, 2003, as compared to an inventory balance of $5.0 million, net of inventory markdowns of $140,000, at August 31, 2003. At November 30, 2002, the inventory balance was $3.3 million, net of inventory markdowns of $88,000.

Results of Operations

Three Months Ended November 30, 2003 Compared to the Three Months Ended November 30, 2002

     Net sales for the three months ended November 30, 2003, decreased approximately $3.7 million as compared to the three months ended November 30, 2002. This was attributable to a decrease in unit sales in the Company’s sleepwear product line.

     Cost of sales as a percent of net sales declined 7.0%, generating a higher gross profit margin of 25.5% for the three months ended November 30, 2003 as compared to 18.5% for the year earlier period. The increase in gross margin came as the result of reduced unit costs in the Company’s sleepwear line. The Company’s product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margin is likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

     Selling, general and administrative expenses for the first quarter of fiscal 2004 declined $115,000 as compared to a year ago, due to a decrease in salaries and warehouse expenses in line with the reduced sales volume. Expenses included $603,000 of selling and merchandising expenses and $277,000 of shipping and warehousing expenses. This compares with $487,000 of selling and merchandising expenses and $390,000 of shipping and warehousing expenses incurred during the quarter ended November 30, 2002. Expenses increased as a percent of net sales to 24.8% from 17.3% in the year earlier period, due to the decrease in net sales.

     Interest expense decreased $18,000 in the current quarter to $11,000 as compared to $29,000 for the three months ended November 30, 2002. This decline was due to the lower interest rate charged on advances made under the Company’s factoring agreement due to a lower prime interest rate, as well as reduced borrowings.

     The Company’s income tax provision for the three months ended November 30, 2003, reflects a $13,000 tax expense accrued at an estimated 39% tax rate on the Company’s pretax income for the quarter of $34,000, which is net of the income from the unconsolidated subsidiary. For the three months ended November 30, 2002, the Company’s income tax provision reflects the effect of $41,000 accrued tax expense at the 39% estimated rate less the elimination of a deferred tax reserve in the amount of $109,000, for a net tax benefit of $68,000.

Equity Investment

     In October 2002 the Company acquired a 28% interest in Designer Intimates, Inc., which owns 100% of NAP, Inc., a New York-based intimate apparel company. Designer Intimates had acquired NAP from its founders and obtained a credit line of approximately $12 million from HSBC, secured by the inventory and accounts receivable of NAP and the guarantees of shareholders of Designer Intimates. Nitches guaranteed $3 million of this credit line and this guarantee formed the consideration from Nitches for its 28% ownership interest in Designer Intimates. Nitches reports any income or loss from the ongoing operation of Designer Intimates using the equity method of accounting, whereby Nitches’ 28% interest in Designer Intimates is reported as a single line item on the Consolidated Statement of Income. For September through November, the Company recognized $468,000 in income from the unconsolidated subsidiary. This income is reported net of tax and is not taxable to the Company. For that same period, Designer Intimates had net income of $1,667,000 on sales of $37.1 million.

Liquidity and Capital Resources

     Working capital remained at $5.0 million at November 30, 2003 versus $5.0 million at August 31, 2003. However, the current ratio decreased to 3.3:1 at November 30, 2003 from 3.9:1 at August 31, 2003. At November 30, 2003, the Company’s net trade receivables balance was $1.5 million, an increase of $600,000 from the receivables balance at August 31, 2003. This increase was due to an increase in sales in the current period offset partially by an increase in advances from the factor.

     Inventories decreased 2.0% to $4.9 million at November 30, 2003, from $5.0 million at August 31, 2003, primarily due to the decline in sales of the Company’s sleepwear line. The Company believes that its current inventory mix and amounts, combined with inventory markdown reserves (see Critical Accounting Policies), are appropriate to respond to anticipated market demand.

     The Company sells substantially all of its trade receivables to a factor (HSBC) on a pre-approved, non-recourse basis. The Company attempts to make any recourse shipments on a COD basis or ensure that the customers’ payments are backed by a commercial or standby letter of credit issued by the customers’ bank. The amount of the Company’s receivables that were recourse and were not made on a COD basis or supported by commercial or standby letters of credit at November 30, 2003 was approximately $304,000, of which approximately $87,000 had been collected through December 19, 2003.

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

     The Company may also issue letters of credit through HSBC for the purchase of inventory in the normal course of its operations. Letters of credit are subjected to a limit of $6 million. At November 30, 2003, the Company had outstanding letters of credit of approximately $3.4 million for the purchase of finished goods, which had been opened through HSBC.

     The factoring agreement does not contain any financial covenants to which the Company must adhere. Advances are collateralized by all of the assets of the Company as well as a personal guaranty of the Company’s Chairman. The factoring agreement can be terminated by HSBC on 30-days written notice. The company believes the factoring agreement with HSBC, along with expected cash flow from operating activities and current levels of working capital are adequate to fulfill the Company’s liquidity needs for the foreseeable future.

Contractual Obligations and Commercial Commitments

	Payments due/Commitments expiring per period
	Total Committed	Less than 1 Year	1-3 years	4-5 years	Over 5 years

Operating leases	$ 240,000	$ 207,000	$33,000
Letters of credit	3,357,000	3,357,000
Guarantees	3,000,000			3,000,000

Total obligations & commitments	$6,597,000	$3,564,000	$33,000	$3,000,000	$ —

Inventory

     In its ordinary course of operations, the Company generally makes some sales below its normal selling prices or below cost. Based on prior experience, management believes this will be true for some inventory held on or acquired after November 30, 2003. The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

     The Company’s inventory decreased from $5.0 million at August 31, 2003 to $4.9 million at November 30, 2003. This slight decrease of $100,000 was due to a decline in sleepwear inventory offset by an increase in menswear inventory. The Company has established an inventory markdown reserve as of November 30, 2003, which management believes will be sufficient for current inventory that is expected to sell below cost in the future. There can be no assurance that the Company will realize its expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of November 30, 2003 for which customer sales orders have not yet been received. The inventory markdown reserve is calculated based on specific identification of aged goods and styles that are slow-moving or selling off-price.

Backlog

     The Company had unfilled customer orders of $15.3 million at November 30, 2003 compared to $7.9 million at November 30, 2002, with such orders generally scheduled for delivery by May 2004 and May 2003, respectively. The increase of $7.4 million is due to an increase in orders for the Company’s menswear line, offset partially by a decrease in orders for the Company’s sleepwear line. The amount of unfilled orders at any given time is affected by a number of factors, including the timing of the receipt and processing of customer orders and the scheduling of the manufacture and shipping of the product, which may be dependent on customer requirements.

     Backlog amounts include both confirmed orders and unconfirmed orders that the Company believes, based on industry practice and past experience, will be confirmed. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that such action by customers will not reduce the amount of sales realized from the backlog of orders at November 30, 2003.

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

Future Operating Results

     Business conditions in the apparel sector continue to be characterized by weak consumer demand and discounting of merchandise by retailers to encourage sales. In general, retailers have to sell more units in order to achieve sales equal to last year. In light of this continuing trend and the mixed indicators regarding the health of the broader economy, the Company does not expect significant improvement in business conditions in the apparel sector for the remainder of the current fiscal year.

Item 4. Controls and Procedures

     As of November 30, 2003 the Chief Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, he concluded that the disclosure controls and procedures of the Company are effective in timely alerting of the material information required to be included in the periodic filings with the Securities and Exchange Commission and that the information required to be disclosed in these filings is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

     There were no material legal proceedings to which the Company or any of its subsidiaries was a party in the three months ended November 30, 2003.

Item 6. Exhibits and Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on November 28, 2003, for its earnings press release dated November 28, 2003.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

NITCHES, INC.

Registrant

January 14, 2004	By:	/s/ Steven P. Wyandt

Steven P. Wyandt As Principal Financial Officer and on behalf of the Registrant

EXHIBIT INDEX

Exhibit Number	Exhibit

31	Certification required under Section 302

32	Certification required under Section 906