Form 10-K/A
period 2003-08-31
NITCHES INC
filed 2004-02-13
CIK 772263

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

3.	The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K:

3.1	Articles of Incorporation of the Company, as amended (1)

3.2	Bylaws of the Company, as amended (2)

10.1	Form of Indemnification Agreement for Officers and Directors (1)

10.2	Asset Purchase Agreement and related agreements between the Company and Design and Source Holding Company, Ltd. effective July 1, 1995 (3)

10.3	Employment agreement dated September 1, 2001 between the Company and Steven Wyandt (4)

31	Certification required under Section 302

32	Certification required under Section 906

99	Consolidated Financial Report of Designer Intimates, Inc. dated August 31, 2003

(b)	Exhibits and Reports on Form 8-K. None

32
Footnotes

(1)	Incorporated by reference from Registrant’s Form 10-K filed on November 23, 1992 for the fiscal year ended August 31, 1992.

(2)	Incorporated by reference from Registrant’s Form 10-K filed on November 23, 1988 for the fiscal year ended August 31, 1988.

(3)	Incorporated by reference from Registrant’s Form 10-K filed on November 3, 1995 for the fiscal year ended August 31, 1995.

(4)	Incorporated by reference in Schedule 13E-4 filed with the SEC on August 18, 1998 and amendments related thereto.

33

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: February 13, 2004

NITCHES, INC. By: /s/ Steven P. Wyandt —————————————— Steven P. Wyandt, Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Steven P. Wyandt ———————————— Steven P. Wyandt	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Director	February 13, 2004
/s/ Paul M. Wyandt ———————————— Paul M. Wyandt	President, Chief Operating Officer (Principal Operating Officer), and Director	February 13, 2004

/s/ Arjun C. Waney ———————————— Arjun C. Waney	Director	February 13, 2004

/s/ Eugene B. Price II ———————————— Eugene B. Price II	Director	February 13, 2004

/s/ William L. Hoese ———————————— William L. Hoese	Director	February 13, 2004

/s/ Allan R. Bailey ———————————— Allan R. Bailey	Director	February 13, 2004
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

MOSS ADAMS LLP

Los Angeles, California
October 17, 2003

Schedule II

NITCHES, INC.

Valuation and Qualifying Accounts and Reserves

		Additions

	Balance at	Charged to	Charged to	Deductions	Balance at
	Beginning	Costs and	Other		Endof Year
	of Year	Expenses	Accounts

Year ended August 31, 2001
Allowance for doubtful accounts &	$225,000	$279,000	—	$308,000	$196,000
sales returns
Inventory markdown allowance	$133,000	$40,000	—	$71,000	$102,000
Note receivable reserve	$600,000	—	—	$600,000	—

Year ended August 31, 2002
Allowance for doubtful accounts &	$196,000	$41,000	—	—	$237,000
sales returns
Inventory markdown allowance	$102,000	—	—	$27,000	$75,000

Year ended August 31, 2003
Allowance for doubtful accounts &	$237,000	$663,000	—	$351,000	$549,000
sales returns
Inventory markdown allowance	$75,000	$324,000	—	$259,000	$140,000

36

EXHIBIT INDEX

Exhibit
Number	Exhibit

*3.1	Articles of Incorporation of the Company, as amended

*3.2	Bylaws of the Company, as amended

*10.1	Form of Indemnification Agreement for Officers and Directors

*10.2	Asset Purchase Agreement and related agreements between the Company and Design and Source Holding Company, Ltd effective July 1, 1995

*10.3	Employment Agreement dated September 1, 2001 between the Company and Steven P. Wyandt

31	Certification required under Section 302

32	Certification required under Section 906

99	Consolidated Financial Report of Designer Intimates, Inc. dated August 31, 2003

* Incorporated by reference; see page 26.

37