Form 10-Q
period 2004-02-29
NITCHES INC
filed 2004-04-14
CIK 772263

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: February 29, 2004

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

As of February 29, 2004 the Registrant had 1,171,169 shares of common stock outstanding.

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         NITCHES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                                                  February 29,    August 31,
                                                                      2004           2003
                                                                  ------------   ------------
                                                                  (Unaudited)
 Current assets:
   Cash and cash equivalents                                      $    205,000   $    110,000
   Receivables:
     Trade accounts, less allowances                                 1,767,000        894,000
     Due from affiliates and employees                                  11,000         28,000
                                                                  ------------   ------------
         Total receivables                                           1,778,000        922,000

   Refundable income taxes                                                  --        466,000
   Inventories                                                       6,042,000      4,974,000
   Deferred income taxes                                               192,000        192,000
   Other current assets                                                 39,000         57,000
                                                                  ------------   ------------
         Total current assets                                        8,256,000      6,721,000

 Investment in Designer Intimates, Inc.                                174,000             --
 Furniture, fixtures and equipment, net                                 47,000         56,000
 Deferred income taxes                                                  53,000         53,000
 Other assets                                                           17,000         17,000
                                                                  ------------   ------------
                                                                  $  8,547,000   $  6,847,000
                                                                  ============   ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                               $  1,707,000   $  1,525,000
   Accrued expenses                                                    936,000        182,000
   Due to affiliates                                                    15,000             --
   Income taxes payable                                                211,000             --
                                                                  ------------   ------------
       Total current liabilities                                     2,869,000      1,707,000

 Long term liabilities:
    Loss on investment in Designer Intimates, Inc.                                    236,000

 Shareholders' equity:
   Preferred stock, no par value; 25,000,000 shares authorized,
       no shares issued or outstanding                                      --             --
   Common stock, no par value; 50,000,000 shares authorized;
       1,171,169 shares issued and outstanding                       1,495,000      1,495,000
   Retained earnings                                                 4,183,000      3,409,000
                                                                  ------------   ------------
       Total shareholders' equity                                    5,678,000      4,904,000
                                                                  ------------   ------------
                                                                  $  8,547,000   $  6,847,000
                                                                  ============   ============

   The accompanying notes are an integral part of these financial statements.

                         NITCHES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)

                                                    Three Months Ended              Six Months Ended
                                               February 29,    February 28,    February 29,    February 28,
                                                   2004            2003            2004            2003
                                               ------------    ------------    ------------    ------------
Net sales                                      $  9,683,000    $  6,699,000    $ 16,479,000    $ 17,156,000

Cost of goods sold                                6,623,000       4,958,000      11,687,000      13,485,000
                                               ------------    ------------    ------------    ------------

Gross profit                                      3,060,000       1,741,000       4,792,000       3,671,000

Selling, general and administrative expenses      2,458,000       1,865,000       4,145,000       3,662,000
                                               ------------    ------------    ------------    ------------

Income/(loss) from operations                       602,000        (124,000)        647,000           9,000

Interest and other income                                --           3,000              --           3,000
Interest expense                                    (32,000)        (33,000)        (43,000)        (62,000)
Income/(loss) from unconsolidated subsidiary        (58,000)        (61,000)        410,000         227,000
                                               ------------    ------------    ------------    ------------

Income/(loss) before income taxes                   512,000        (215,000)      1,014,000         177,000

Provision/(benefit) for income taxes                227,000         (60,000)        240,000        (128,000)
                                               ------------    ------------    ------------    ------------

Net income/(loss)                              $    285,000    $   (155,000)   $    774,000    $    305,000
                                               ============    ============    ============    ============

Earnings per share                             $       0.24    $      (0.13)   $       0.66    $       0.26
                                               ============    ============    ============    ============

Shares outstanding                                1,171,169       1,171,169       1,171,169       1,171,169
                                               ============    ============    ============    ============

Dividends per share                            $         --    $       0.15    $         --    $       0.20
                                               ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                         NITCHES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                     Six Months Ended
                                                                February 29,    February 28,
                                                                    2004            2003
                                                                ------------    ------------
Net income                                                      $    774,000    $    305,000
Cash flows from operating activities:
  Depreciation and amortization                                       13,000          17,000
  (Increase) decrease in accounts receivable                        (856,000)      1,038,000
  (Increase) decrease in inventories and other current assets       (584,000)      1,804,000
  Increase (decrease) in trade payables and accrued expenses       1,162,000      (2,611,000)
  Non-cash income from unconsolidated subsidiary                    (410,000)       (227,000)
                                                                ------------    ------------
    Net cash provided by operating activities                   $     99,000    $    326,000

Cash flows from investing activities:
   Capital expenditures                                               (4,000)         (4,000)

Cash flows from financing activities:
   Dividends paid                                                         --        (234,000)
                                                                ------------    ------------

Net increase (decrease) in cash and cash equivalents                  95,000          88,000

Cash and cash equivalents at beginning of period                     110,000         182,000
                                                                ------------    ------------
Cash and cash equivalents at end of period                      $    205,000    $    270,000
                                                                ============    ============

Supplemental disclosures of cash flow information:
   Cash paid (received) during  the period:
   Interest                                                     $     43,000    $     62,000
   Income taxes                                                     (436,000)             --

Non-cash investing activity:
   Accrued earnings of unconsolidated subsidiary                $    410,000    $    227,000

   The accompanying notes are an integral part of these financial statements.

                         NITCHES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

1.    Description of Business

      Nitches, Inc. (the "Company") is a wholesale importer and distributor of clothing manufactured to its specifications and distributed in the United States under Company brand labels and private retailer labels. The Company's product lines include women's sleepwear and western wear, men's casual wear and men's and women's performance apparel.

2.    Condensed Financial Statements:

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended August 31, 2003. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included in the interim period. Operating results for the six months ended February 29, 2004 are not necessarily indicative of the results that may be expected for the year ending August 31, 2004.

3.    Earnings Per share:

      At February 29, 2004, there were no stock options or similar instruments outstanding and therefore no dilutive effect to the number of shares outstanding.

4.    Inventories:

                                     February 29,              August 31,
                                         2004                     2003
                                     ------------              ----------
       Fabric and trim                $  369,000               $  320,000
       Work in progress                1,204,000                1,254,000
       Finished goods                  4,469,000                3,400,000
                                      ----------               ----------
                                      $6,042,000               $4,974,000
                                      ==========               ==========

5.    Trade accounts receivable:

      Pursuant to the terms of an agreement between Nitches and a factor, Nitches sells a majority of its trade accounts receivable to the factor on a pre-approved, non-recourse basis. The price at which the accounts are sold is the invoice amount reduced by the factor commission (.3% of the invoice amount) and all selling discounts. For accounts sold to the factor without recourse, the factor is responsible for collection, assumes all credit risk, and obtains all of the rights and remedies against the company's customers. For such accounts, payment is due from the factor upon the earlier of the payment of the receivable to the factor by the customer, or the maturity of the receivable (generally 180 days from the date of shipment to the customer). As of February 29, 2004, non-recourse receivables totaled $1,999,000.

      Trade accounts receivable not sold to the factor remain in the custody and control of the Company and the Company maintains all credit risk on those accounts as well as accounts which are sold to the factor with recourse. The combined credit risk for non-factored and recourse receivables as of February 29, 2004, totaled $256,000.

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

                         NITCHES, INC. AND SUBSIDIARIES
         Notes to Condensed Consolidated Financial Statement (continued)

5.    Trade accounts receivable (continued):

      The status of the trade accounts receivable and letters of credit are as follows:

                                                           February 29,     August 31,
                                                               2004            2003
                                                           ------------    ------------
Receivables assigned to factor:
   Non-recourse                                            $  9,154,000    $  2,599,000
   Recourse                                                       4,000          16,000
   Advance payments from factor                              (7,155,000)     (1,542,000)
                                                           ------------    ------------
     Due from factor                                          2,003,000       1,073,000
Non-factored accounts receivable                                265,000         370,000
Allowance for customer credits and doubtful accounts           (501,000)       (549,000)
                                                           ------------    ------------
                                                           $  1,767,000    $    894,000
                                                           ============    ============

Contingent liabilities for irrevocable letters of credit   $  1,456,000    $  2,401,000
                                                           ============    ============

6.    Dividends:

      The Company did not pay any dividends during the current period. During fiscal 2003 the Company declared and paid dividends of $.30 per share.

7.    Significant Customers:

      Sales to Wal-Mart and Kohl's accounted for 45.4% and 22.8%, respectively, of the company's net sales in the three months ended February 29, 2004. By comparison, sales to Kohl's, Mervyn's and Sears accounted for 28.1%, 24.1% and 10.4%, respectively, of the Company's net sales in the three months ended February 28, 2003. For the six months ended February 29, 2004, sales to Kohl's and Wal-Mart accounted for 34.0% and 26.7%, respectively, of the Company's net sales. Kohl's, Mervyn's and Sears accounted for 34.6%, 25.0% and 20.0%, respectively, of the Company's net sales for the six months ended February 28, 2003.

      Two customers, Wal-Mart and Kohl's, accounted for 59.1% and 16.5% respectively of the Company's trade receivable balance as of February 29, 2004. Two customers, Kohl's and Mervyn's, accounted for 30.1% and 25.0%, respectively, of the Company's trade receivable balance at February 28, 2003.

8.    Minority Interest:

      In October 2002 the Company acquired a 28% interest in Designer Intimates, Inc., which owns 100% of NAP, Inc., a New York-based intimate apparel company. Designer Intimates had acquired NAP from its founders and obtained a credit line of approximately $12 million from HSBC, secured by the inventory and accounts receivable of NAP and the guarantees of shareholders of Designer Intimates. Nitches guaranteed $3 million of this credit line and this guarantee formed the consideration from Nitches for its 28% ownership interest in Designer Intimates. Nitches reports any income or loss from the ongoing operation of Designer Intimates using the equity method of accounting, whereby Nitches' 28% interest in Designer Intimates is reported as a single line item on the Consolidated Statement of Income. For the six months ended February 29, 2004, the Company recognized $410,000 in income from the unconsolidated subsidiary. This income is reported net of tax and is not taxable to the Company. For that same period, Designer Intimates had net income of $1,465,000 on sales of $49.2 million.

      Following are the unaudited condensed financial statements of Designer Intimates, Inc. as of February 29, 2004 for the 6-month period then ended:

                            Designer Intimates, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                     ASSETS

                                                          February 29,
                                                              2004
                                                          ------------
                                                          (Unaudited)
           Current assets:
             Cash and cash equivalents                    $    403,000
             Trade accounts receivable, less allowances      1,385,000
             Inventories                                     2,849,000
             Deferred income taxes                             200,000
             Other current assets                               84,000
                                                          ------------
                   Total current assets                      4,921,000

           Furniture, fixtures and equipment, net              727,000
           Goodwill                                          2,548,000
           Other intangibles, subject to amortization          295,000
           Other assets                                         95,000
                                                          ------------
                                                          $  8,586,000
                                                          ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

           Current liabilities:
             Loan payable                                 $    505,000
             Accounts payable                                5,369,000
             Accrued expenses                                  859,000
             Income taxes payable                            1,227,000
                                                          ------------
                 Total current liabilities                   7,960,000

           Shareholders' equity:
             Common stock                                        3,000
             Retained earnings                                 623,000
                                                          ------------
                 Total shareholders' equity                    626,000
                                                          ------------
                                                          $  8,586,000
                                                          ============

                            Designer Intimates, Inc.
                          Consolidated Income Statement
                                   (Unaudited)

                                                   Six Months Ended
                                                  February 29, 2004
                                                  -----------------

              Net Sales                              $ 49,225,000
              Cost of sales                            39,105,000
                                                     ------------
              Gross profit                             10,120,000

              Operating expenses                        7,333,000
              Amortization of intangible assets            93,000
                                                     ------------
              Income from operations                    2,694,000
              Interest expenses                           145,000
              Other (income)                              (16,000)
                                                     ------------
              Income/(loss) before income taxes         2,565,000
              Provision/(benefit) for income taxes      1,100,000
                                                     ------------
              Net income/(loss)                      $  1,465,000
                                                     ============

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

      Allowances for Sales Returns, Doubtful Accounts and Other. Sales are recorded net of estimated future returns, uncollectible accounts receivable and other customer related allowances. Management analyzes historical returns and bad debt expense, current economic trends, changes in customer demand and sell-through of our products when evaluating the adequacy of these allowances. In addition, the Company may provide warehousing credits and other allowances to certain customers in accordance with industry practice. These reserves are determined based on historical experience, budgeted customer allowances and existing commitments to customers. Although management believes it has established adequate reserves with respect to these items, actual activity could vary from management's estimates and such variances could have a material impact on reported results. At February 29, 2004, trade accounts receivable balance was $1.8 million, net of allowances of $501,000, as compared to the balance of $0.9 million, net of allowances of $549,000 at August 31, 2003. At February 28, 2003, the trade accounts receivable balance was $3.4 million, net of allowances for doubtful accounts of $222,000.

      Inventory. The Company marks down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about age of the inventory, future demand and market conditions. This process provides for a new basis for the inventory until it is sold. If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required. The Company's inventory balance was $6.0 million, net of inventory markdowns of $203,000, at February 29, 2004, as compared to an inventory balance of $5.0 million, net of inventory write-downs of $140,000, at August 31, 2003. At February 28, 2003, the inventory balance was $3.4 million, net of inventory write-downs of $155,000.

Results of Operations

Six Months Ended February 29, 2004 Compared to the Six Months Ended February 28, 2003

      Net sales of $16.5 million for the six months ended February 29, 2004, decreased approximately $677,000 (3.9%) as compared to net sales of $17.2 million for the six months ended February 28, 2003. This decrease was attributable to a decrease in unit sales of the Company's sleepwear product line, offset partially by an increase in unit sales of the Company's men's wear product line.

      Cost of sales as a percent of net sales declined 7.7%, generating a higher gross profit margin of 29.1% for the six months ended February 29, 2004, as compared to 21.4% for the year earlier period. The Company realized higher gross margins due to increased sales of higher margin branded men's product and decreased sales of lower margin private label women's sleepwear. However, the Company's product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margin is likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

      Selling, general and administrative expenses for the first half of fiscal 2004 increased $483,000 as compared to a year ago, due primarily to an increase in sales commissions and selling related expenses incurred in the second quarter, in line with an increase in men's wear product sales. Selling, general and administrative expenses include costs and expenses pertaining to selling, merchandising, warehousing, and shipping of products. For the six months ended February 29, 2004, this category included $2,411,000 of selling and merchandising expenses and $625,000 of shipping and warehousing expenses. This compares with $1,555,000 of selling and merchandising expenses and $705,000 of shipping and warehousing expenses incurred for the six months ended February 28, 2003. Expenses increased as a percent of net sales to 25.2% from 21.3% in the year earlier period, due to the increase in sales commissions and selling expenses for the men's wear product line.

      Interest expense declined $19,000 for the current period to $43,000 as compared to $62,000 for the six months ended February 28, 2003. This decrease was due to the lower interest rate charged on advances made under the Company's factoring agreement.

      The Company's income tax provision for the six months of fiscal 2004 reflects the effect of a $240,000 tax expense accrued at an estimated 39% tax rate, in line with the actual tax rate experienced by the Company. The tax provision for the six months of fiscal 2003 reflects the effect of a $19,000 tax benefit accrued at an estimated 39% tax rate, less the elimination of a deferred tax reserve in the amount of $109,000, for a net tax benefit of $128,000.

Three Months Ended February 29, 2004 Compared to the Three Months Ended February 28, 2003

      Net sales of $9.7 million for the three months ended February 29, 2004, increased approximately $3.0 million (44.5%) over net sales of $6.7 million for the three months ended February 28, 2003. This increase was attributable to an increase in unit sales in the Company's men's wear product line.

      Cost of sales as a percent of net sales declined 5.6%, generating a higher gross profit margin of 31.6% for the three months ended February 29, 2004 as compared to 26.0% for the year earlier period. The increase came as the result of increased sales volume in higher margin men's wear product. The Company's product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margin is likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

      Selling, general and administrative expenses for the second quarter of fiscal 2004 rose $593,000 as compared to a year ago, due primarily to an increase in sales commissions and selling related expenses in line with the higher sales volume in the Company's men's wear product line. Expenses included $1,350,000 of selling and merchandising expenses and $348,000 of shipping and warehousing expenses. This compares with $831,000 of selling and merchandising expenses and $315,000 of shipping and warehousing expenses incurred during the quarter ended February 28, 2003. Expenses decreased as a percent of net sales to 25.4% from 27.8% in the year earlier period, due to the proportionally larger increase in sales from the earlier period.

      Interest expense decreased $1,000 in the current quarter to $32,000 as compared to $33,000 for the three months ended February 28, 2003. This slight decline was due to the lower interest rate charged on advances made under the Company's factoring agreement.

      The Company's income tax provision for the three months ended February 29, 2004, reflects a $227,000 tax expense accrued at an estimated 39.8% tax rate on pretax income for the quarter of $571,000, which excludes the $58,000 loss on the investment in Designer Intimates because this loss is reported net of tax and is not taxable to the Company. The Company also utilized an estimated tax rate of 39% for the three months ended February 28, 2003. There were no tax reserve write-offs or other tax adjustments in either period.

Investment in Unconsolidated Subsidiary

      In October 2002, the Company acquired a 28% interest in Designer Intimates, Inc., which owns 100% of NAP, Inc., a New York-based intimate apparel company. Designer Intimates had acquired NAP from its founders and obtained a credit line of approximately $12 million from HSBC, secured by the inventory and accounts receivable of NAP and the guarantees of shareholders of Designer Intimates. Nitches guaranteed $3 million of this credit line and this guarantee formed the consideration from Nitches for its 28% ownership interest in Designer Intimates. Nitches reports any income or loss from the ongoing operation of Designer Intimates using the equity method of accounting, whereby Nitches' 28% interest in Designer Intimates is reported as a single line item on the Consolidated Statement of Income. For the six months ended February 29, 2004, the Company recognized $410,000 in income from the unconsolidated subsidiary. This income is reported net of tax and is not taxable to the Company. For that same period, Designer Intimates had net income of $1,465,000 on sales of $49.2 million.

Liquidity and Capital Resources

      Working capital increased $373,000 to $5.4 million at February 29, 2004, from $5.0 million at August 31, 2003. However, the current ratio decreased to 2.9:1 at February 29, 2004, from 3.9:1 at August 31, 2003, due to a higher percentage increase in current liabilities, 68.1% versus a 22.8% rise in current assets, in line with increased inventory purchases and operating expenses for the current period. At February 29, 2004, the Company's trade receivables balance was $1.8 million, an increase of $900,000 from the receivables balance at August 31, 2003, reflecting the increased sales volume for the current period.

      The Company sells substantially all of its trade receivables to a factor
(CIT) on a pre-approved, non-recourse basis. The Company attempts to make any recourse shipments on a COD basis or ensure that the customers' payments are backed by a commercial or standby letter of credit issued by the customers' bank. The amount of the Company's receivables that were recourse and were not made on a COD basis or supported by commercial or standby letters of credit at February 29, 2004 was approximately $256,000, of which approximately $48,000 had been collected through March 31, 2004.

      Payment for non-recourse factored receivables is made at the time customers make payment to CIT or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date. Under the factoring agreement, the Company can request advances in anticipation of customer collections at the prime rate offered by CIT (currently 4.00%) less one and one-half percent (1.5%). The amount of advances available to the Company is limited to eighty-five percent (85%) of non-recourse factored receivables.

      The Company may issue import letters of credit through HSBC for the purchase of inventory from overseas suppliers in the normal course of its operations. Letters of credit are subjected to a limit of $6 million. At February 29, 2004, the Company had outstanding letters of credit of approximately $1.5 million for the purchase of finished goods, which had been opened through HSBC.

      The factoring agreement does not contain any financial covenants to which the Company must adhere. Advances are collateralized by all of the assets of the Company as well as a personal guaranty of the Company's Chairman. The factoring agreement can be terminated by CIT on 30-days written notice. The company believes the factoring agreement with CIT, the letter of credit agreement with HSBC, along with expected cash flow from operating activities and current levels of working capital, are adequate to fulfill the Company's liquidity needs for the foreseeable future.

Contractual Obligations and Commercial Commitments

                                                   Payments due/Commitments expiring per period
                                        Total        Less than                                       Over
                                      Committed        1 year       1-3 years      4-5 years       5 years
                                     -----------------------------------------------------------------------
Operating leases                      $  134,000     $   88,000     $   46,000
Letters of credit                      1,456,000      1,456,000
Guarantees                             3,000,000                                    3,000,000
                                     -----------------------------------------------------------------------
  Total obligations & commitments     $4,590,000     $1,544,000     $   46,000     $3,000,000     $       --
                                     =======================================================================

Inventory

      The Company's inventory increased 21.5% to $6.0 million at February 29, 2004, from $5.0 million at August 31, 2003. Compared to inventories of $3.4 million at February 28, 2003, inventories ending the current period increased 76%, primarily due to increased order backlog in the Company's men's wear line. The Company believes that its current inventory mix and amounts are appropriate to respond to anticipated market demand.

      In its ordinary course of operations, the Company generally makes some sales below its normal selling prices or below cost. Based on prior experience, management believes this will be true for some inventory held on or acquired after February 29, 2004. The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

      The Company has established an inventory markdown reserve as of February 29, 2004, which management believes will be sufficient for current inventory that is expected to sell below cost in the future. There can be no assurance that the Company will realize its expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of February 29, 2004 for which customer sales orders have not yet been received. The inventory markdown reserve is calculated based on specific identification of aged goods and styles that are slow-moving or selling off-price.

Backlog

      The Company had unfilled customer orders of $8.8 million at February 29, 2004 compared to $8.4 million at February 28, 2003, with such orders generally scheduled for delivery by August 2004 and August 2003, respectively. These amounts include both confirmed and unconfirmed orders that the Company believes, based on industry practice and past experience, will be confirmed. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at February 29, 2004.

      Increased orders in the Company's men's wear product line contributed to the increase in backlog of $400,000, offset partially by a decrease in orders for the Company's sleepwear line. Because of the Company's reliance upon a few major accounts, any deteriorating financial performance by one or more of these customers could lead to the cancellation of existing orders and/or an inability to secure future orders, which would have a material adverse financial effect on the Company.

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

Impact of Inflation and Deflation

      Management does not believe that inflation has had any material impact upon the Company's revenues or income from operations to date. Management believes that the apparel sector in which the Company operates has been in a period of deflation, contrary to the modest inflation experienced in the economy in general. The persistence of the consumer to buy "on sale" merchandise has put pressure on retail gross margins, which in turn has led to downward pressure from retailers on wholesale gross margins, in the form of selling cost adjustments taken as deductions against invoices issued by the Company. In the apparel industry, these are commonly referred to as markdown allowances or chargebacks. The company experienced a doubling of these allowances in fiscal 2003 to $1.2 million, contributing to the operating loss incurred for that period. Without a corresponding decrease in fabric and labor prices, these markdown allowances have led to a decline in wholesale gross margins. Management believes these deflationary pressures will continue into the foreseeable future.

Future Operating Results

      Business conditions in the apparel sector continue to be characterized by weak consumer demand and heavy discounting of merchandise by retailers. The continuing conflict in Iraq, coupled with the ongoing uncertainty of the overall economy has led most retailers to use significant discounting to encourage sales. In general, retailers have to sell more units in order to achieve sales equal to last year. The Company does not expect significant improvement in business conditions in the apparel sector for the remainder of the current calendar year. Given these uncertainties, the Company remains cautious and conservative regarding the remainder of fiscal 2004 and early fiscal 2005.

Item 4. Controls and Procedures

      As of February 29, 2004, the Chief Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, he concluded that the disclosure controls and procedures of the Company are effective in timely alerting of the material information required to be included in the periodic filings with the Securities and Exchange Commission and that the information required to be disclosed in these filings is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      There were no material legal proceedings to which the Company or any of its subsidiaries was a party in the six months ended February 29, 2004.

Item 6. Exhibits and Reports on Form 8-K

      The Company filed a Current Report on Form 8-K on November 28, 2003, for its earnings press release dated November 28, 2003. Additionally, the Company filed a Current Report on Form 8-K on January 14, 2004, for its earnings press release dated January 14, 2004.

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

                                            NITCHES, INC.
                                ---------------------------------------
                                Registrant

April 14, 2004              By:       /s/ Steven P. Wyandt
                                ---------------------------------------
                                          Steven P. Wyandt
                                 As Principal Financial Officer and on
                                       behalf of the Registrant

                                  EXHIBIT INDEX

Exhibit
Number            Exhibit
------            -------

  31              Certification required under Section 302

  32              Certification required under Section 906