Form 10-Q
period 2004-05-31
NITCHES INC
filed 2004-07-15
CIK 772263

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2004

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of May 31, 2004 the Registrant had 1,171,169 shares of common stock outstanding.

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements

NITCHES, INC.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	May 31, 2004	August 31, 2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$239,000	$110,000
Receivables:
Trade accounts, less allowances	5,117,000	894,000
Due from affiliates and employees	1,000	28,000

Total receivables	5,118,000	922,000
Refundable income taxes	—	466,000
Inventories, less allowances	3,011,000	4,974,000
Deferred income taxes	192,000	192,000
Other current assets	42,000	57,000

Total current assets	8,602,000	6,721,000
Investment in Designer Intimates, Inc.	2,000	—
Furniture, fixtures and equipment, net	44,000	56,000
Deferred income taxes	53,000	53,000
Other assets	17,000	17,000

	$8,718,000	$6,847,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,866,000	$1,525,000
Accrued expenses	714,000	182,000
Income taxes payable	371,000	—

Total current liabilities	2,951,000	1,707,000
Long term liabilities:
Loss on investment in Designer Intimates, Inc.	—	236,000
Shareholders’ equity:
Preferred stock, no par value; 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 50,000,000 shares authorized; 1,171,169 shares issued and outstanding	1,495,000	1,495,000
Retained earnings	4,272,000	3,409,000

Total shareholders’ equity	5,767,000	4,904,000

	$8,718,000	$6,847,000

The accompanying notes are an integral part of these financial statements.

NITCHES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,

	2004	2003	2004	2003

Net sales	$9,024,000	$7,028,000	$25,503,000	$24,185,000
Cost of goods sold	6,305,000	4,884,000	17,991,000	18,370,000

Gross profit	2,719,000	2,144,000	7,512,000	5,815,000
Selling, general and administrative expenses	2,264,000	2,009,000	6,404,000	5,670,000

Income/(loss) from operations	455,000	135,000	1,108,000	145,000
Interest and other income	—	—	—	3,000
Interest expense	(40,000)	(11,000)	(83,000)	(74,000)
Income/(loss) from unconsolidated subsidiary	(172,000)	(159,000)	238,000	73,000

Income/(loss) before income taxes	243,000	(35,000)	1,263,000	147,000
Provision/(benefit) for income taxes	160,000	49,000	400,000	(80,000)

Net income/(loss)	$83,000	$(84,000)	$863,000	$227,000

Earnings per share	$0.07	$(0.07)	$0.74	$0.19

Shares outstanding	1,171,169	1,171,169	1,171,169	1,171,169
Dividends per share	$—	$0.05	$—	$0.25

The accompanying notes are an integral part of these financial statements.

NITCHES, INC.  AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended May 31,

	2004	2003

Net income	$863,000	$227,000
Cash flows from operating activities:
Depreciation and amortization	20,000	26,000
(Increase) decrease in accounts receivable	(4,196,000)	1,292,000
Decrease in inventories and other current assets	2,444,000	1,316,000
Increase (decrease) in payables and accrued expenses	1,244,000	(2,397,000)
Non-cash income from unconsolidated subsidiary	(238,000)	(73,000)

Net cash provided by operating activities	$137,000	$391,000
Cash flows from investing activities:
Capital expenditures	(8,000)	(5,000)
Cash flows from financing activities:
Dividends paid	—	(293,000)

Net increase (decrease) in cash and cash equivalents	129,000	93,000
Cash and cash equivalents at beginning of period	110,000	182,000

Cash and cash equivalents at end of period	$239,000	$275,000

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$83,000	$74,000
Non-cash investing activity:
Accrued earnings of unconsolidated subsidiary	$(238,000)	$73,000

The accompanying notes are an integral part of these financial statements.

NITCHES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.          Description of Business

     Nitches, Inc. (the “Company”) is a wholesale importer and distributor of clothing manufactured to its specifications and distributed in the United States under Company brand labels and private retailer labels.  The Company’s product lines include women’s sleepwear and western wear and men’s casual wear.  During the recent quarter the Company discontinued the manufacture and distribution of performance apparel, however this did not have a material effect on the results for the current period, nor is it expected to materially impact future operating results.

2.          Condensed Financial Statements:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2003.  In the opinion of Management, all adjustments considered necessary for a fair presentation have been included in the interim period.  Operating results for the nine months ended May 31, 2004 are not necessarily indicative of the results that may be expected for the year ending August 31, 2004.

3.          Earnings Per share:

     At May 31, 2004, there were no stock options or similar instruments outstanding and therefore no dilutive effect to the number of shares outstanding.

4.          Inventories:

	May 31, 2004	August 31, 2003

Fabric and trim	$9,000	$320,000
Work in progress	1,164,000	1,254,000
Finished goods	1,838,000	3,400,000

	$3,011,000	$4,974,000

5.          Trade accounts receivable:

     Pursuant to the terms of an agreement between Nitches and a factor, Nitches sells a majority of its trade accounts receivable to the factor on a pre-approved, non-recourse basis.  The price at which the accounts are sold is the invoice amount reduced by the factor commission (.3% of the invoice amount) and all selling discounts.  For accounts sold to the factor without recourse, the factor is responsible for collection, assumes all credit risk, and obtains all of the rights and remedies against the company’s customers.  For such accounts, payment is due from the factor upon the earlier of the payment of the receivable to the factor by the customer, or the maturity of the receivable (generally 180 days from the date of shipment to the customer).  As of May 31, 2004, non-recourse receivables totaled $6,669,000.

     Trade accounts receivable not sold to the factor remain in the custody and control of the Company and the Company maintains all credit risk on those accounts as well as accounts which are sold to the factor with recourse.  The combined credit risk for non-factored and recourse receivables as of May 31, 2004, totaled $364,000.

     The Company may request payment from the factor in advance of the collection date or maturity.  Any such advance payments are assessed an interest charge through the collection date or maturity at the factor’s prime rate less 1.5% (one and one half percent) per annum.  The company’s obligations with respect to advances from the factor are limited to the interest charges thereon.  Advance payments are limited to a maximum of 85% (eighty-five percent) of eligible accounts receivable.  The factoring agreement also provides for the issuance of irrevocable letters of credit for the Company’s purchase of inventory in the normal course of its business.  Letters of credit are subject to a $6 million

NITCHES, INC.  AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statement (continued)

limit.  All assets of the company collateralize the advances and letters of credit.  The Company’s Chairman has also provided a personal guaranty in connection with the factoring arrangement.

5          Trade accounts receivable (continued):

     The status of the Company’s trade accounts receivable and letters of credit are as follows:

	May 31, 2004	August 31, 2003

Receivables assigned to factor:
Non-recourse	$6,669,000	$2,599,000
Recourse	137,000	16,000
Advance payments from factor	(1,417,000)	(1,542,000)

Due from factor	5,389,000	1,073,000
Non-factored accounts receivable	227,000	370,000
Allowance for customer credits and doubtful accounts	(499,000)	(549,000)

	$5,117,000	$894,000

Contingent liabilities for irrevocable letters of credit	$1,668,000	$2,401,000

6.          Dividends:

     The Company did not pay any dividends during the current period.  During fiscal 2003 the Company declared and paid dividends of $.30 per share.

7.          Significant Customers:

     Sales to two separate customers, Wal-Mart (Sam’s Club) and Kohl’s, accounted for 38.6% and 23.5% respectively of the Company’s net sales in the three months ended May 31, 2004.  Two customers, Kohl’s and Mervyn’s, accounted for 23.7% and 12.3% of the Company’s net sales in the three months ended May 31, 2003.  Two customers, Wal-Mart (Sam’s Club) and Kohl’s, accounted for 30.9% and 30.2% of the Company’s net sales for the nine months ended May 31, 2004. Three customers, Kohl’s, Mervyn’s and Sears, accounted for 31.5%, 21.3% and 14.4% of the Company’s net sales for the nine months ended May 31, 2003.

     Two customers, Wal-Mart (Sam’s Club) & Kohl’s, accounted for 46.1% and 14.6% respectively of the Company’s trade receivable balance as of May 31, 2004.  Two customers, Kohl’s and Mervyn’s, accounted for 19.0% and 16.3% respectively of the Company’s trade receivable balance at May 31, 2003.

8.          Minority Interest:

     In October 2002 the Company acquired a 28% interest in Designer Intimates, Inc., which owns 100% of NAP, Inc., a New York-based intimate apparel company.  Designer Intimates had acquired NAP from its founders and obtained a credit line of approximately $12 million from HSBC, secured by the inventory and accounts receivable of NAP and the guarantees of shareholders of Designer Intimates.  Nitches guarantees $3 million of this credit line and this guarantee formed the consideration from Nitches for its 28% ownership interest in Designer Intimates.  Nitches reports any income or loss from the ongoing operation of Designer Intimates using the equity method of accounting, whereby Nitches’ 28% interest in Designer Intimates is reported as a single line item on the Consolidated Statement of Income.

     For the nine months ended May 31, 2004, the Company recognized $238,000 in income from the unconsolidated subsidiary.  This income is reported net of tax and is not taxable to the Company.  For that same period, Designer Intimates earned net income of $851,000 on sales of $61.3 million.  For the nine months ended May 31, 2003, the

Company recognized $73,000 in income from Designer Intimates on net income of $262,000 and sales of $57.3 million.  For the three months ended May 31, 2004, the Company recognized a $172,000 loss from the unconsolidated subsidiary.  For that same period Designer Intimates lost $614,000 on sales of $12.1 million.  For the three months ended May 31, 2003, the Company lost $159,000 from Designer Intimates on a loss of $568,000 and sales of $11.8 million for the unconsolidated subsidiary.

     Following are the unaudited condensed financial statements of Designer Intimates, Inc. as of May 31, 2004 for the 3 and 9 month periods then ended:

Designer Intimates, Inc.
Consolidated Balance Sheet
(Unaudited)

	May 31, 2004	August 31, 2003

Assets
Current assets:
Cash	$249,000	$132,000
Due from factor	1,094,000	411,000
Inventories	1,836,000	8,738,000
Prepaid expenses and other	128,000	37,000
Income taxes receivable	—	423,000
Deferred income taxes	200,000	200,000

Total current assets	3,507,000	9,941,000
Fixed assets (net of depreciation & amortization)	633,000	902,000
Goodwill	2,548,000	2,548,000
Other intangible assets, subject to amortization	248,000	387,000
Other non-current assets	95,000	95,000

Total Assets	$7,031,000	$13,873,000

Liabilities
Current Liabilities
Loans payable	$—	$3,199,000
Accounts payable	5,477,000	10,544,000
Income taxes payable	809,000	—
Accrued expenses and other current liabilities	733,000	969,000

Total current liabilities	7,019,000	14,712,000
Shareholders’ equity:
Common stock, no par value; 1,000 shares authorized; 300 shares issued and outstanding	3,000	3,000
Retained earnings	9,000	(842,000)

Total shareholders’ equity	12,000	(839,000)
	$7,031,000	$13,873,000

Designer Intimates, Inc.
Consolidated Income Statements
(Unaudited)

	Three Months Ended		Nine Months Ended	Eight Months Ended

	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003

Net Sales	$12,071,000	$11,796,000	$61,296,000	$57,345,000
Cost of sales	9,325,000	9,009,000	48,430,000	45,318,000

Gross profit	2,746,000	2,787,000	12,866,000	12,027,000
Operating expenses	3,716,000	3,645,000	11,049,000	10,420,000
Amortization of intangible assets	47,000	46,000	140,000	964,000

Income from operations	(1,017,000)	(904,000)	1,677,000	643,000
Interest expenses	48,000	64,000	193,000	231,000
Other (income)	(51,000)	—	(67,000)	(50,000)

Income/(loss) before income taxes	(1,014,000)	(968,000)	1,551,000	462,000
Provision/(benefit) for income taxes	(400,000)	(400,000)	700,000	200,000

Net income/(loss)	$(614,000)	$(568,000)	$851,000	$262,000

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CRITICAL ACCOUNTING POLICIES

     Revenue Recognition. The Company recognizes revenue at the time products are shipped based on its terms of F.O.B. shipping point, where risk of loss and title transfer to the buyer at time of shipment.  The Company records sales in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements.  Under these guidelines, revenue is recognized when all of the following exist: persuasive evidence of a sale arrangement exists, delivery of the product has occurred, the price is fixed or determinable and payment is reasonably assured.  Provisions are made currently for estimated product returns and sales allowances.

     Allowances for Sales Returns, Doubtful Accounts and Other.  Sales are recorded net of estimated future returns, uncollectible accounts receivable and other customer related allowances.  Management analyzes historical returns and bad debt expense, current economic trends, changes in customer demand and sell-through of our products when evaluating the adequacy of these allowances.  In addition, the Company may provide warehousing credits and other allowances to certain customers in accordance with industry practice.  These reserves are determined based on historical experience, budgeted customer allowances and existing commitments to customers.  Although management believes it has established adequate reserves with respect to these items, actual activity could vary from management’s estimates and such variances could have a material impact on reported results.  At May 31, 2004, trade accounts receivable balance was $5.1 million, net of allowances of $499,000, as compared to the balance of $894,000, net of allowances of $549,000 at August 31, 2003.  At May 31, 2003, the trade accounts receivable balance was $3.1 million, net of allowances for doubtful accounts of $246,000.

     Inventory. The Company marks down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about age of the inventory, future demand and market conditions. This process provides for a new basis for the inventory until it is sold.  If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required.  The Company’s inventory balance was $3.0 million, net of inventory markdowns of $120,000, at May 31, 2004, as compared to an inventory balance of $5.0 million, net of inventory write-downs of $140,000, at August 31, 2003.  At May 31, 2003, the inventory balance was $3.9 million, net of inventory write-downs of $195,000.

Results of Operations

Nine Months Ended May 31, 2004 Compared to the Nine Months Ended May 31, 2003

     Net sales for the nine months ended May 31, 2004, increased approximately $1.3 million (5.4%) as compared to the nine months ended May 31, 2003.  This increase was attributable to an increase in unit sales in the Company’s menswear product line.  The increase in menswear sales derived from orders on printed t-shirts, woven shirts, and swimwear.

     Cost of sales as a percent of net sales declined 5.5% generating a higher gross profit margin of 29.5% for the nine months ended May 31, 2004, as compared to 24.0% in the year earlier period. The Company realized higher gross margins due to increased sales of higher margin branded men’s product and decreased sales of lower margin private label women’s sleepwear.  However, the Company’s product mix constantly changes to reflect customer mix, fashion trends and changing seasons.  Consequently, gross margin is likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

     Selling, general and administrative expenses for the nine months ended May 31, 2004, increased $734,000 ascompared to a year ago, due primarily to an increase in sales commissions and selling related expenses in line with an increase in men’s wear product sales.  Selling, general and administrative expenses include costs and expenses pertaining to selling, merchandising, warehousing, and shipping of products.  For the nine months ended May 31, 2004, this category included $3,318,000 of selling and merchandising expenses and $977,000 of shipping and warehousing expenses.  This compares with $2,504,000 of selling and merchandising expenses and $1,073,000 of shipping and warehousing expenses incurred for the nine months ended May 31, 2003.  Expenses increased as a percent of net sales to 25.1% from 23.4% in the year earlier period, in line with higher sales commission rates and other selling expenses related to the Company’s men’s wear line.

     Interest expense increased $9,000 for the current period to $83,000 as compared to $74,000 for the nine months ended May 31, 2003.  This increase was due to a higher level of advances made under the Company’s factoring agreement during the current period in support of the company’s increased selling expenses.

     The Company’s income tax provision for the nine months of fiscal 2004 reflects the effect of a $400,000 tax expense accrued at an estimated 39% tax rate on the Company’s pre-tax income before the recognized income from the unconsolidated subsidiary, for the nine months of $1,025,000, in line with the actual tax rate experienced by the Company in the recent years.  The tax provision for the nine months of fiscal 2003 reflects the effect of a $29,000 tax expense accrued at an estimated 39% tax rate, less the elimination of a deferred tax reserve in the amount of $109,000, for a net tax benefit of $80,000.  There were no tax reserve write-offs or other tax adjustments in the current period.

Three Months Ended May 31, 2004 Compared to the Three Months Ended May 31, 2003

     Net sales of $9.0 for the three months ended May 31, 2004, increased approximately $2.0 million (28.4%) over net sales of $7.0 million for the three months ended May 31, 2003.  This increase was attributable to an increase in unit sales in the Company’s men’s wear product line.

     Cost of sales as a percent of net sales increased 0.4%, generating a gross profit margin of 30.1% for the three months ended May 31, 2004 as compared to 30.5% for the year earlier period.  The decrease in gross margin came primarily as the result of a shift in the product mix of the Company’s men’s wear unit sales to lower margin printed t-shirts.  The Company’s product mix constantly changes to reflect customer mix, fashion trends and changing seasons.  Consequently, gross margin is likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

     Selling, general and administrative expenses for the third quarter of fiscal 2004 increased $255,000 as compared to a year ago, due primarily to an increase in sales commissions and selling related expenses in line with the higher sales volume in the Company’s men’s wear product line. Expenses included $1,245,000 of selling and merchandising expenses and $353,000 of shipping and warehousing expenses.  This compares with $1,019,000 of selling and merchandising expenses and $353,000 of shipping and warehousing expenses incurred during the quarter ended May 31, 2003.  Expenses decreased as a percent of net sales to 25.1% from 28.6% in the year earlier period, due to the proportionally larger increase in sales from the earlier period.

     Interest expense increased $29,000 in the current quarter to $40,000 as compared to $11,000 for the three months ended May 31, 2003.  This increase was due to a higher level of advances made under the Company’s factoring agreement during the current period in support of the company’s increased selling expenses.

     The Company’s income tax provision for the three months ended May 31, 2004, reflects a $160,000 tax expense accrued at an estimated 39% tax rate on the Company’s pretax income before the recognized income from the unconsolidated subsidiary for the quarter of $415,000.  The Company also utilized an estimated tax rate of 39% for the three months ended May 31, 2003.  There were no tax reserve write-offs or other tax adjustments in either period.

Investment in Unconsolidated Subsidiary

     In October 2002 the Company acquired a 28% interest in Designer Intimates, Inc., which owns 100% of NAP, Inc., a New York-based intimate apparel company.  Designer Intimates had acquired NAP from its founders and obtained a credit line of approximately $12 million from HSBC, secured by the inventory and accounts receivable of NAP and the guarantees of shareholders of Designer Intimates.  Nitches guarantees $3 million of this credit line and this guarantee formed the consideration from Nitches for its 28% ownership interest in Designer Intimates.  Nitches reports any income or loss from the ongoing operation of Designer Intimates using the equity method of accounting, whereby Nitches’ 28% interest in Designer Intimates is reported as a single line item on the Consolidated Statement of Income.  For the nine months ended May 31, 2004, the Company recognized $238,000 in income from the unconsolidated subsidiary.  This income is reported net of tax and is not taxable to the Company.  For that same period, Designer Intimates had net income of $851,000 on sales of $61.3 million.

Liquidity and Capital Resources

     Working capital increased to $5.7 million at May 31, 2004 from $5.0 million at August 31, 2003.  However, the current ratio decreased to 2.9:1 at May 31, 2004 from 3.9:1 at August 31, 2003, due to a higher percentage increase in current liabilities of 72.9% versus a 28.0% rise in current assets, in line with increased purchasing activity and operating expenses for the current period.  At May 31, 2004, the Company’s trade receivables balance was $5.1 million, an increase of $4.2 million from the receivables balance at August 31, 2003, reflecting the increased sales volume for the current period.

     The Company sells substantially all of its trade receivables to a factor (CIT) on a pre-approved, non-recourse basis. The Company attempts to make any recourse shipments on a COD basis or ensure that the customers’ payments are backed by a commercial or standby letter of credit issued by the customers’ bank.  The amount of the Company’s receivables that were recourse and were not made on a COD basis or supported by commercial or standby letters of credit at May 31, 2004 was approximately $364,000, of which approximately $74,000 had been collected through June 30, 2004.

     Payment for non-recourse factored receivables is made at the time customers make payment to HSBC or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date.  Under the factoring agreement, the Company can request advances in anticipation of customer collections at the prime rate (currently 4.00%) less one and one-half percent (1.5%).  The amount of advances available to the Company is limited to eighty-five percent (85%) of non-recourse factored receivables.

     The Company may issue import letters of credit through CIT for the purchase of inventory in the normal course of its operations.  Letters of credit are subjected to a limit of $6 million.  At May 31, 2004, the Company had outstanding letters of credit of approximately $1.7 million for the purchase of finished goods, which had been opened through CIT.

     The factoring agreement does not contain any financial covenants to which the Company must adhere.  Advances are collateralized by all of the assets of the Company as well as a personal guaranty of the Company’s Chairman.  The factoring agreement can be terminated by CIT on 30-days written notice.  The company believes the factoring agreement with CIT, along with expected cash flow from operating activities and current levels of working capital, are adequate to fulfill the Company’s liquidity needs for the foreseeable future.

Contractual Obligations and Commercial Commitments

	Payments due/Commitments expiring per period

	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years

Operating leases	$134,000	$68,000	$46,000	—	—
Letters of credit	1,668,000	1,668,000	—
Guarantees	3,000,000	—	—	3,000,000	—

Total obligations & commitments	$4,802,000	$1,736,000	$46,000	$3,000,000	$—

Inventory

     The Company’s inventory decreased 39.5% to $3.0 million at May 31,2004, from  $5.0 million at August 31, 2003. Compared to inventories of $3.9 million at May 31, 2003, inventories ending the current period decreased 23.1%, primarily  because the Company is holding less inventory for near-term order fulfillment due to a shift in sales mix and related shorter lead times required by key suppliers. The Company believes that its current inventory mix and unit levels are appropriate to respond to anticipated market demand.

     In its ordinary course of operations, the Company generally makes some sales below its normal selling prices or below cost.  Based on prior experience, management believes this will be true for some inventory held on or acquired after May 31,2004.  The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

     The Company has established an inventory markdown reserve as of May 31,2004, which management believes will be sufficient for current inventory that is expected to sell below cost in the future.  There can be no assurance that the Company will realize its expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of May 31,2004 for which customer sales orders have not yet been received.  The inventory markdown reserve is calculated based on specific identification of aged goods and styles that are slow-moving or selling off-price.

Backlog

     The Company had unfilled customer orders of $10.3 million at May 31, 2004 compared to $11.8 million at May 31, 2003, with such orders generally scheduled for delivery by November 2004 and November 2003, respectively.  These amounts include both confirmed and unconfirmed orders that the Company believes, based on industry practice and past experience, will be confirmed.  While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at May 31, 2004.

     Decreased orders in the Company’s sleepwear product line contributed to the decrease in backlog of $1.5 million, offset partially by an increase in orders for the Company’s men’s wear and western wear lines.  Because of the Company’s reliance upon a few major accounts, any deteriorating financial performance by one or more of these customers could lead to the cancellation of existing orders and/or an inability to secure future orders, which would have a material adverse financial effect on the Company.

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

Future Operating Results

     Business conditions in the apparel sector continue to be characterized by limited consumer demand and heavy discounting of merchandise by retailers.  In general, retailers have to sell more units in order to achieve sales equal to last year.  The pervasiveness of such discounting practices places consistent downward pressure on wholesale gross margins.  The Company does not expect significant improvement in business conditions in the apparel sector for the remainder of the current calendar year.  Given these uncertainties, the Company remains cautious and conservative regarding the remainder of fiscal 2004 and early fiscal 2005.

Item 4.  Controls and Procedures

     As of May 31, 2004 the Chief Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, he concluded that the disclosure controls and procedures of the Company are effective in timely alerting of the material information required to be included in the periodic filings with the Securities and Exchange Commission and that the information required to be disclosed in these filings is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission.

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

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

     There were no material legal proceedings to which the Company or any of its subsidiaries was a party in the nine months ended May 31, 2004.

Item 4.     Submission of Matters to a Vote of Security Holders

     On April 28, 2004, the Company held its 2003 Annual Shareholders Meeting.  At that meeting, the shareholders elected the following directors to serve until the next annual meeting of shareholders:

Name	Votes For	Votes Against

Steven P. Wyandt	777,707	46,964
Paul M. Wyandt	777,487	47,184
William L. Hoese	777,707	46,964
Eugene B. Price II	777,707	46,964
Allan R. Bailey	777,487	47,184

Item 6.     Exhibits and Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on November 28, 2003, for its earnings press release dated November 28,2003.  Additionally, the Company filed a Current Report on Form 8-K on January 14, 2004, for its earnings press release dated January 14, 2004.  Furthermore, the Company filed a Current Report on Form 8-K on April 14, 2004, for its earnings press release dated April 14, 2004.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

NITCHES, I NC.

Registrant

July 15, 2004	By:	/s/ STEVEN P. WYANDT

Steven P. Wyandt As Principal Financial Officer and on behalf of the Registrant

EXHIBIT INDEX

Exhibit Number	Exhibit

31	Certification required under Section 302

32	Certification required under Section 906