Form 10-K
period 2004-08-31
NITCHES INC
filed 2004-12-20
CIK 772263

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

As of October 31, 2004, 1,171,169 shares of the Registrant’s common stock were outstanding.

The aggregate market value of all equity held by non-affiliates of the Registrant as of the last business day of the most recently completed second fiscal quarter (February 29, 2004) based on the closing price of the Registrant’s stock in the NASDAQ SmallCap Market on that date was $6,734,222.

Documents Incorporated By Reference

Portions of the Definitive Proxy Statement, to be filed with the Commission and to be used in connection with the solicitation of proxies to be voted at the Registrant’s annual meeting of shareholders scheduled to be held in February 2005, are incorporated by reference into Part III of this Report on Form 10-K.

PART I

Item 1 - Business

General

          Nitches, Inc. (the “Company” or “Nitches”) has been in the wholesale clothing business since 1973, and imports finished garments manufactured to its specifications from approximately ten foreign countries. The Company sells all-cotton and cotton blend knit and woven clothing for female and male consumers.  Retail customers include Belk, Coopers, Gottschalks, Kohl’s, Mervyn’s, Sears, Sheplers, Stein Mart, TJ Maxx, Tractor Supply, and Wal-Mart (Sam’s Club).  The Company sells garments to these and other retailers through its own sales force and through independent sales representatives.  Nitches provides fashionable clothing to the popularly priced market segment that generally retails between $10 and $35 per item.  The Company competes primarily on the basis of price, quality, the desirability of its fabrics and designs, and the reliability of its delivery and service.

          For more than ten years, the apparel market has been marked by deflation and reduced profit margins in certain markets.  The consolidation of retail stores among a small number of national chains has given these chains leverage to seek lower pricing and thereby reduce profit margins for suppliers such as the Company.  The Company’s response has been to discontinue product lines in areas where it does not believe it can maintain a reasonable profit margin and to develop products in categories that are underserved or where the Company has an advantage in sources of supply, design or distribution.

          The Company currently owns a total of 35 federally registered trademarks.  While trademarks owned by the Company have always been important to its marketing and competitive strategy, prior to 1995 they were not central factors influencing its sales.  However, subsequent to its reorganization in fiscal year 1995, the Company’s trademarks in women’s sleepwear and western wear and men’s casual wear have become more important in identifying its products.  Sleepwear garments are produced in a variety of fabrics and styles, including robes, pajamas, nightshirts and nightgowns, which are sold under the Body Drama® label and retailers’ private labels.  Western wear shirts are sold primarily under the Company labels Adobe Rose® and Southwest Canyon®.  Western jeans are sold under the label Posted® through a licensing agreement with a third party supplier.  The Company sells men’s wear under the Newport Blue® and The Skins Game® labels through agreements with third parties.

Product Development and Design

          The Company develops merchandise lines for production and distribution in two principal ways:

          Private Label Marketing – the Company works with major retailers in developing product lines which the Company then has manufactured and imported and which are generally sold under these retailers’ private labels.  The Company’s sales personnel meet with buyers representing retailers who may specify products by style, fabric, and color.  These buyers may provide samples to the Company or may select styles already available in Company showrooms.  The Company has an established reputation for its ability to arrange for foreign manufacture on a reliable, expeditious and cost-effective basis.

          Branded Sales – the Company develops its own lines of clothing styles which are displayed in Company showrooms and which are also shown to retailers by independent sales representatives.  The Company creates original garment bodies (styles) and more importantly, produces garments with original fabric prints and designs.  The Company responds to frequent style changes in women’s and men’s clothing by maintaining a program of evaluating current trends in style and fabric.  In an effort to continually stay abreast of fashion trends, representatives of the Company shop at exclusive department and specialty stores in the United States, Europe, Japan and other countries that are known to sell merchandise with advanced styling direction. The Company also seeks input from selected customers.  The Company then selects styles, fabrics, and colors that it believes reflect current fashion trends.

Sources of Supply

          Over 85% of the garments sold by the Company are manufactured abroad.  Contracting with foreign manufacturers enables the Company to take advantage of prevailing lower labor rates, with the consequent ability to produce a quality garment that can be retailed in the popular, value and moderate price ranges.  The Company arranges for the production of garments with suppliers on a purchase order basis, with each order generally backed by an irrevocable letter of credit.  The Company does not have any long-term contractual arrangements with manufacturers.  This provides the Company with flexibility regarding the selection of manufacturers for future production of goods.  The Company believes that it could replace the loss of any particular manufacturer in any country within a reasonable time period.  However, in the event of the loss of a major manufacturer the Company could experience a temporary interruption in supply.

          As a result of import restrictions on certain garments imposed by bilateral trade agreements between the United States and certain foreign countries, the Company has sought diversity in the number of countries in which it has manufacturing arrangements.  The percentage of total purchases from particular countries varies from period to period based upon quota availability and price considerations.  The Company has arranged, and will continue to arrange, for production in the United States when economically feasible to meet specific needs.

          The following table shows the percentage of the Company’s total purchases, not including freight charges, duties and commissions, from each country for the years ended August 31, 2004, 2003, and 2002.

Percent of Total Purchases by Country

Year ended August 31,	2004	2003	2002

Cambodia	27.6	34.4	6.8
India	18.8	12.8	6.5
Pakistan	16.5	2.7	—
United States	14.5	7.7	5.0
Sri Lanka	13.6	7.0	5.6
Hong Kong	7.1	3.5	2.3
United Arab Emirates	0.7	18.7	60.9
Macau	0.3	10.6	11.3
Taiwan	0.2	2.1	—
Countries less than .95% each in the current year	0.7	0.5	1.6

          The Company owns 100% of the outstanding capital stock of Nitches Far East Ltd., a Hong Kong corporation that performs production coordination, quality control and sample production services for the Company.  Furthermore, the Company works with agents specializing in sourcing and production control in Cambodia, India, Pakistan and Sri Lanka.  The Company and its subsidiary perform no material manufacturing and maintain no significant assets outside the United States.

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

Raw Materials

          A substantial majority of the clothing sold by the Company is made of l00% cotton, although the Company also utilizes cotton blends, polyester and rayon fabrics.  All of these fabrics are readily available in most countries in which the Company contracts for production and are easily imported to those countries that do not have an internal supply of such fabric.  The majority of the fabric that the Company uses comes from multiple sources of supply in China.  The Company is not dependent on a single source of supply for fabric that is not readily replaceable.

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

Marketing and Distribution

          The Company sells its products through an established sales network consisting of both in-house sales personnel and independent sales representatives.  The Company does not generally advertise, although customers sometimes feature the Company’s products in their advertisements.  For both Company Brand and Private Label sales, employees operating in Company showrooms in New York City and Los Angeles represent the Company in soliciting orders nationally from approximately eight (8) major customers.  In addition, senior managers of the Company have primary responsibility for sales to certain key accounts.  The Company’s products are also marketed by 54 independent commissioned sales representatives.

          Increasingly, major retail chains are limiting the apparel they carry to nationally branded merchandise.  The term “nationally branded” generally refers to an apparel brand that is sold throughout the country and is supported by national marketing programs such as direct advertisements in magazines and newspapers.  Although the Company does sell branded apparel under owned and licensed trademarks, none of these lines are considered national brands.  As the trend towards national brands continues, the Company may face fewer retail channels for the distribution of its products, leading to a decline in sales, or be forced to support its brands through national marketing programs, requiring an increase in expenditures.

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

          Purchase orders may be canceled by the Company’s customers in the event of late delivery or in the event of receipt of nonconforming goods.  Late deliveries usually are attributable to production or shipping delays beyond the Company’s control.  In the event of canceled purchase orders, rejections or returns, the Company will sell garments to other retailers, off-price discount stores or garment jobbers.  In the past the Company has often been able to recover from its manufacturers some portion of its expenses or losses associated with sales below cost for causes attributable to manufacturing problems.  However, the Company has also historically experienced losses on merchandise that is rejected or returned.  Yet past losses on rejected and returned merchandise have not been material to the Company.

          The Company’s business is concentrated on certain significant customers.  Sales to Wal-Mart (Sam’s Club) and Kohl’s accounted for 32.3% and 31.3%, respectively, of the Company’s net sales during fiscal 2004.  Kohl’s, Mervyn’s, and Sears accounted for 29.2%, 16.9% and 6.5%, respectively, of the Company’s net sales in fiscal 2003.  While the Company believes its relationships with its major customers are good, because of competitive changes and availability of the types of garments sold by the Company from a number of other suppliers, there is the possibility that any customer could alter the amount of business it does with the Company.  If the Company experiences a significant decrease in sales to any of its major customers, and is unable to replace such sales volume with sales to other major customers, there could be a material adverse financial effect on the Company.

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

          The Agreement on Textile and Clothing (the “ATC”), which became effective on January 1, 1995, provided the basic guidelines for administering import quotas and related matters.  The ATC contains three provisions that affect the Company’s business to varying degrees.  First, the ATC required that import quotas be phased out in four stages over a ten-year period.  Quotas on substantially all of the garments imported by the Company are scheduled to be phased out as of January 1, 2005.  Through existing manufacturers, the Company has planned for production sourcing out of China beginning in early 2005.  Second, over the first six years, import tariffs were reduced from an average of 19% to 17.5%.  While the tariff reductions apply to most apparel items, the sizes of the reductions are extremely small and have not had a material impact on the Company’s overall cost of merchandise.  Finally, new rules of origin took effect on July 1, 1996 whereby the country in which the garment is assembled is deemed the country of origin instead of the country in which the fabric is cut.  The biggest impact of the rule change has been on garments produced in China, which assembles large quantities of apparel cut in nearby countries such as Macau, Hong Kong and Taiwan.  Approximately 7.6% of the Company’s garments were produced in Macau, Hong Kong and Taiwan in fiscal 2004.  The Company has not experienced any disruption in its garment purchases as a result of the country of origin rule change.

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

Backlog

          At August 31, 2004 and August 31, 2003 the Company had unfilled customer orders of $10.5 million and $12.2 million, respectively, with such orders generally scheduled for delivery by February 2005 and 2004, respectively.  The decrease in order backlog was primarily in the Company’s men’s wear product line due to a delay in anticipated order placement from Sam’s Club and Kohl’s as they looked to place orders closer to requested delivery dates in order to more accurately anticipate consumer demand.  The amount of unfilled orders at any given time is affected by a number of factors, including the timing of the receipt and processing of customer orders and the scheduling of the manufacture and shipping of the product, which may be dependent on customer requirements.

          As of November 30, 2004, the Company had on-hand unfilled customer orders of $12.9 million as compared to $14.9 million at November 30, 2003, with such orders generally scheduled for delivery by May 2005 and 2004, respectively.  The decrease in backlog is due to the inability of the Company to secure a renewal of $7.9 million in men’s wear orders from Sam’s Club, offset partially by increased orders from other men’s wear and sleepwear customers.

          Backlog amounts include both confirmed orders and unconfirmed orders that the Company believes, based on industry practice and past experience, will be confirmed.  While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that such action by customers will not reduce the amount of sales realized from the backlog of orders at November 30, 2004.

Competition

          The apparel industry is highly competitive and consists of many manufacturers and distributors, none of which accounts for a significant percentage of total sales, but many of which are larger and have substantially greater resources than the Company.  The Company competes with a number of companies which import clothing from abroad for wholesale distribution, with domestic retailers having established foreign manufacturing capabilities and with domestically produced goods.  Management believes that the Company competes upon the basis of price, quality, the desirability of its fabrics and styles, and the reliability of its service and delivery.  In addition, the Company has developed long-term working relationships with manufacturers and agents, which presently provide the Company with reliable sources of supply.  Increasingly the Company competes directly with agents or with retailers’ own sourcing affiliates who own factories or have established production relationships that allow these companies to directly supply retailers with the desired product at a lower cost.

Employees

          The Company’s ability to compete effectively is dependent, in part, on its ability to retain managerial personnel with experience in locating, developing and maintaining reliable sources of supply and to retain experienced sales and product development personnel.  As of August 31, 2004, the Company had 40 full-time employees, of whom nine worked in executive, administrative or clerical capacities and 23 worked in sales, design, and production.  Additionally, the Company employs eight individuals in its Hong Kong office who are responsible for fabric and trim sourcing, product development and quality control.  The Company may also employ temporary personnel on a seasonal basis.  None of the Company’s employees is represented by a union.  The Company considers its working relationships with its employees to be good and has never experienced an interruption of its operations due to any kind of labor dispute.  The Company contracts with an unrelated entity to provide warehouse services.

Investments

          On October 1, 2002, the Company acquired a 28% interest in Designer Intimates, Inc., which owns 100% of NAP, Inc. (NAP), a New York-based intimate apparel company.  NAP is a leading designer, marketer and distributor of women’s sleepwear, robes, loungewear, daywear and foundations in the United States.  Designer Intimates acquired NAP from its founders and obtained a credit line of approximately $12 million from HSBC which was later assumed by CIT that is secured by the inventory and accounts receivable of NAP and the guarantees of shareholders of Designer Intimates.  The Company has guaranteed $3.0 million of this credit line and this guaranty formed the consideration from the company for its 28% ownership interest in Designer Intimates.  In the event of a call on this guaranty by CIT, Nitches has a contract with the remaining shareholders of Designer Intimates to limit Nitches’ exposure to 28% of the called value, subject to the maximum guaranty of $3.0 million.  The major shareholder in Designer Intimates is Haresh T. Tharani, Chairman of Bill Blass, Ltd.  The Company and Mr. Tharani have a relationship that began in 1995 when the company sold its junior sportswear business to a company also owned by Mr. Tharani, Design & Source Holding Company.  Steven Wyandt serves on the boards of directors of NAP and Designer Intimates.

          Designer Intimates sells robes, loungewear, and sleepwear under its owned label of Anne Lewin. It also sells similar product lines under distribution and licensing agreements. The brands that these include are Argentovivo, Princess Tam Tam, Crabtree & Evelyn, Bill Blass Lifestyle, Dockers, and Vasserette. In addition, private label product is sold to such major retailers as Victoria Secret, Pennys, and The Disney Stores.

           There are additional disclosures regarding this investment in the Equity Investment discussion on page 11 and page 26 presents condensed financial statements for Designer Intimates.

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

Item 2 - Properties

          The Company currently leases properties in New York, California and Hong Kong.  The Company leases one showroom in New York, one in Los Angeles and approximately 30,000 square feet of warehouse with administrative offices in San Diego.  The Company may lease additional short-term warehouse space from time to time as needed.

Item 3 - Legal Proceedings

          By letter dated December 6, 2004, the Company, together with Steve Wyandt and Paul Wyandt, were served notice by the U.S. Department of Labor that a complaint has been filed with the office of Occupational Safety & Health Administration by Angel Martin Aquino alleging discriminatory employment practices in violation of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002 (also known as the Sarbanes-Oxley Act). OSHA has not yet spoken with, or received any information from, the Company or Messrs. Steve or Paul Wyandt, and the December 6 letter indicates that OSHA has not yet determined whether an investigation of this matter is appropriate. Mr. Aquino was retained by the Company earlier this year to provide consulting services to the Company. Mr. Aquino is seeking alleged actual and compensatory damages of $43,000 and $300,00, respectively. The Company believes that the claims asserted by Mr. Aquino are without merit and intends to vigorously defend against such claims.

Item 4 - Submission of Matters to a Vote of Security Holders

          There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

Item 5 - Market for the Registrant’s Common Stock and Related Shareholder Matters

          The Company’s Common Stock trades on The NASDAQ SmallCap Market under the symbol NICH.  The number of shareholders of record of the Common Stock on October 31, 2004 was 115.  The Company believes that there are a significant number of beneficial owners of its Common Stock whose shares are held in “street name”.  The closing sales price of the Common Stock on October 29, 2004 was $5.80 per share.

          The high and low closing sale prices, adjusted for stock dividends, for each fiscal quarter ending on the specified date during the last two fiscal years were as follows:

	High	Low

FISCAL YEAR ENDED AUGUST 31, 2004
First Quarter	$5.16	$3.87
Second Quarter	6.25	3.63
Third Quarter	8.69	5.10
Fourth Quarter	8.98	4.83
FISCAL YEAR ENDED AUGUST 31, 2003
First Quarter	$7.31	$5.78
Second Quarter	9.02	6.30
Third Quarter	9.78	6.49
Fourth Quarter	6.50	5.00

          The Company does not have a quarterly dividend policy and did not pay or declare any dividends during fiscal year 2004.  However, during fiscal year 2003, the Company declared and paid the following special dividends:

Date Paid	Dividends per share

November 26, 2002	.05
January 29, 2003	.15
April 23, 2003	.05
July 29, 2003	.05

Item 6 - Selected Financial Data   (In thousands, except per share amounts)

OPERATING RESULTS DATA:

	Fiscal Year Ended August 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share amounts)
Net sales	$32,179	$28,440	$29,589	$33,780	$39,471
Cost of goods sold	22,783	21,856	22,214	24,854	29,156

Gross profit	9,396	6,584	7,375	8,926	10,315
Selling, general and administrative	8,389	7,663	7,132	7,313	7,403

Income (loss) from operations	1,007	(1,079)	243	1,613	2,912
Other income	—	3	16	247	20
Interest expense	(93)	(83)	(80)	(162)	(100)
Loss from equity investment	14	(236)	—	—	—

Income (loss) before income taxes	928	(1,395)	179	1,698	2,832
Provision for (benefit from) income taxes	371	(425)	63	615	946

Net income (loss)	$557	$(970)	$116	$1,083	$1,886

Basic earnings per share	$.48	$(0.83)	$0.10	$0.92	$1.61
Diluted earnings per share	$.48	$(0.83)	$0.10	$0.92	$1.61
Cash dividends per common share	$—	$0.30	$0.45	$1.35	$1.65
Weighted average number of common shares (000’s):
Basic	1,171	1,171	1,112	1,172	1,172
Diluted	1,171	1,171	1,112	1,172	1,172

CONSOLIDATED BALANCE SHEETS DATA:

	As of August 31

	2004	2003	2002	2001	2000

	(In thousands)
Cash	$219	$110	$182	$192	$314
Receivables	3,587	922	4,523	3,179	4,262
Income taxes receivables	—	466	118	75	—
Inventories	3,373	4,974	5,306	5,408	5,055
Total current assets	7,556	6,721	10,378	9,157	9,857
Total assets	7,622	6,847	10,503	9,289	10,011
Accounts payable and accrued expenses	1,885	1,707	4,277	2,684	2,951
Total current liabilities	1,939	1,707	4,277	2,684	3,049
Shareholders’ equity	$5,461	$4,904	$6,226	$6,605	$6,692
Other Financial Information:
Gross margin	29.2%	23.5%	25.1%	26.6%	26.1%
Operating margin (deficit)	3.1%	(3.8)%	0.8%	4.8%	7.4%
Net income as a percent of sales	1.7%	(3.4)%	0.4%	3.2%	4.8%
Liquidity:
Current ratio	3.90	3.94	2.46	3.41	3.23
Working capital	$5,617	$5,014	$6,101	$6,473	$6,808

Item 7 -

Nitches, Inc and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

          Revenue Recognition. The Company recognizes revenue at the time products are shipped based on its terms of F.O.B. shipping point, where risk of loss and title transfers to the buyer at time of shipment.  The Company records sales in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition.  Under these guidelines, revenue is recognized when all of the following exist: persuasive evidence of a sale arrangement exists, delivery of the product has occurred, the price is fixed or determinable and payment is reasonably assured.  Provisions are made currently for estimated product returns and sales allowances.

          Allowances for Sales Returns, Doubtful Accounts and Other.  Sales are recorded net of estimated future returns, uncollectible accounts receivable and other customer related allowances.  Management analyzes historical returns and bad debt expense, current economic trends, changes in customer demand and sell-through of our products when evaluating the adequacy of these allowances.  In addition, the Company may provide warehousing credits and other allowances to certain customers in accordance with industry practice.  These reserves are determined based on historical experience, budgeted customer allowances and existing commitments to customers.  Although management believes it has established adequate reserves with respect to these items, actual activity could vary from management’s estimates and such variances could have a material impact on reported results.  At August 31, 2004, trade accounts receivable balance was $3.6 million, net of allowances of $492,000 and factor advances of $1.9 million as compared to a balance of $894,000, net of allowances of $549,000 and factor advances of $1.5 million at August 31, 2003.

          Inventory.  The Company marks down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about age of the inventory, future demand and market conditions. This process provides for a new basis for the inventory until it is sold.  If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required.  The Company’s inventory balance was $3.4 million, net of inventory markdowns of $85,000, at August 31, 2004, as compared to an inventory balance of $5.0 million, net of inventory markdowns of $140,000, at August 31, 2003.

Results of Operations

Years Ended August 31, 2004 and 2003

          Net sales for the fiscal year ended August 31, 2004 increased approximately $3.7 million or 13.1% compared to the fiscal year ended August 31, 2003 due to an increase in unit sales in the Company’s men’s wear line resulting from the addition of a few large customers.  Cost of sales as a percent of net sales decreased by 6% leading to an increase in gross profit margin from 23.2% to 29.2% between fiscal 2003 and 2004.  This gross margin increase came as a result of the increased sales volume in the Company’s men’s wear line, which has historically generated higher gross margins than the Company’s average realized gross margin.

          The Company’s product mix constantly changes to reflect customer mix, fashion trends and changing seasons.  Consequently, gross margins are likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in prior fiscal years.

          Selling, general and administrative expenses increased in dollar amount from $7.7 million in fiscal 2003 to $8.4 million in fiscal 2004, primarily due to increased sales commission expenses as a result of the Company’s sales mix shifting from non-commissioned sleepwear sales to commissioned men’s wear sales.  On a percent of net sales basis, selling, general and administrative expenses declined from 26.9% in fiscal 2003 to 26.1% in fiscal 2004, due primarily to the increase in sales volume in the Company’s men’s wear line.  Management continually monitors expense levels and strives to maintain streamlined operations while making investments intended to generate optimal sales performance.

          Interest expense increased $10,000 for the current year to $93,000 as compared to $83,000 for the year ended August 31, 2003.  This 12% increase was due to more advances made under the Company’s factoring agreement in line with larger inventory purchases from January through April, during which time the majority of the Company’s increase in annual sales volume was concentrated.

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

          Selling, general and administrative expenses increased in dollar amount from $7.1 million in fiscal 2002 to $7.7 million in fiscal 2003, primarily due to increased sales commission expenses as a result of the Company’s sales mix shifting from non-commissioned sleepwear sales to commissioned men’s wear sales.  On a percent of net sales basis, selling, general and administrative expenses increased from 24.1% in fiscal 2002 to 26.9% in fiscal 2003, due primarily to the decrease in sales volume as well as the dollar increase in selling, general and administrative expenses.  Management continually monitors expense levels and strives to maintain streamlined operations while making investments intended to generate optimal sales performance.

Equity Investment

          In October 2002, the Company acquired a 28% interest in Designer Intimates, Inc., which owns 100% of NAP, Inc., a New York-based intimate apparel company.  Designer Intimates had acquired NAP from its founders and obtained a credit line of approximately $12 million from HSBC which was later assumed by CIT, secured by the inventory and accounts receivable of NAP and the guarantees of shareholders of Designer Intimates.  Nitches guaranteed $3 million of this credit line and this guaranty formed the consideration from Nitches for its 28% ownership interest in Designer Intimates.  In the event of a call on this guaranty by CIT, Nitches has a contract with the remaining shareholders of Designer Intimates to limit Nitches’ exposure to 28% of the called value, subject to the maximum guaranty of $3.0 million.

          Nitches reports any income or loss from the ongoing operation of Designer Intimates using the equity method of accounting, whereby Nitches’ 28% interest in Designer Intimates is reported as a single line item on the Consolidated Statement of Income.  For fiscal year ended August 31, 2004, the Company recognized a gain of $14,000 from the unconsolidated subsidiary.  This gain is non-cash income and is not taxable to the Company.  For that same period in fiscal 2004, Designer Intimates earned $49,000 on sales of $68.3 million.

          Nitches has introduced Designers Intimates to the factories that Nitches uses for its own sleepwear product line. This provides access to a lower cost production base than Designer Intimates has had in Turkey where it has historically produced over ninety percent of it products which are predominantly robes and lounge wear. In an agreement with Designer Intimates, Nitches has produced a line of sleepwear under the Dockers label. This product contributed approximately $1.4 million dollars of sales for Nitches in fiscal year 2004. As of August 31, 2004, Nitches had a backlog of approximately $1.8 million for this product line.

Liquidity and Capital Resources

          Working capital increased to $5.6 million at August 31, 2004 as compared to $5.0 million at August 31, 2003, due to an increase in accounts receivable in excess of a related increase in current liabilities.  A $2.4 million increase in fourth quarter sales versus the prior year and extended credit terms required by certain customers generated a higher current year accounts receivable balance of $3.6 million versus $894,000 at the end of the prior year.  The working capital effect of the accounts receivable increase was partially offset by a related increase in current liabilities for purchases made in support of the noted sales increase.  However, the Company’s current ratio decreased slightly to 3.90 at August 31, 2004 from 3.94 at August 31, 2003, due to the higher proportional increase in current liabilities at the end of the current fiscal year.

          The Company sells substantially all of its trade receivables to a factor (CIT) on a pre-approved, non-recourse basis. The Company attempts to make any recourse shipments on a COD basis or ensure that the customers’ payments are backed by a commercial or standby letter of credit issued by the customers’ bank.  The amount of the Company’s receivables which were recourse and were not made on a COD basis or supported by commercial or standby letters of credit at August 31, 2004 was approximately $1.0 million of which approximately $507,000 had been collected through September 30, 2004.

          Payment for non-recourse factored receivables is made at the time customers make payment to CIT or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date.  Under the factoring agreement, the Company can request advances in anticipation of customer collections at CIT’s prime rate (currently 4.5%) less one and one-half percent (1.5%).  The amount of advances available to the Company is limited to eighty-five percent (85%) of non-recourse factored receivables.

           The factoring agreement does not contain any financial covenants to which the Company must adhere.  Advances are collateralized by all of the assets of the Company as well as a personal guaranty of the Company’ s  Chairman Steven Wyandt.  This guaranty allows CIT to recover up to $1 million from Mr. Wyandt to offset any losses incurred in the event of liquidation.  In January 2004 , Mr. Wyandt loaned $90,000 to the Company to meet short-term cash requirements of the business.  The Company’ s factor at that time, HSBC, had restricted advance availability due to the sale of HSBC’ s factoring business to CIT, which was announced on December 31, 2003 with a closing date of February 28, 2004.  The loan from Mr. Wyandt was repaid by the Company in February 2004.

          The factoring agreement can be terminated by CIT on 30-days written notice.  The company believes the factoring agreement with CIT, along with expected cash flow from operating activities and current levels of working capital are adequate to fulfill the Company’ s liquidity needs for the foreseeable future.

          The Company may also issue letters of credit through CIT for the purchase of inventory in the normal course of its operations.  Letters of credit are subjected to a limit of $6.0 million.  At August 31, 2004, the Company had outstanding letters of credit of approximately $2.4 million for the purchase of finished goods, which had been opened through CIT.

          During fiscal 2004, the Company did not declare or pay any cash dividends.  During fiscal 2003, the Company declared and paid cash dividends of $0.30 per share.  The Company does not have a stated dividend policy.  On a quarterly basis the board evaluates the ability to pay dividends based upon profitability and financing needs.

Contractual Obligations and Commercial Commitments

          The following table illustrates the Company’s contractual obligations and commercial commitments as of August 31, 2004:

	Payments due/Commitments expiring per period

	Total Amounts Committed	Less than 1 year	1 - 3 years	4 - 5 years		Over 5 years

Operating leases	$653,000	$363,000	$290,000
Letters of credit	2,390,000	2,390,000
Guarantees	3,000,000			3,000,000	*

Total obligations & commitments	$6,043,000	$2,753,000	$290,000	$3,000,000		$—

* Due on demand

Inventory

          In its ordinary course of operations, the Company generally makes some sales below its normal selling prices or below cost.  Based on experience, management believes this will be true for some inventory held on or acquired after August 31, 2004.  The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

          The Company’s inventory decreased from $5.0 million at August 31, 2003 to $3.4 million at August 31, 2004.  The Company has established an inventory markdown reserve as of August 31, 2004, which management believes will be sufficient for current inventory that is expected to be sold below cost in the future.  There can be no assurance that the Company will realize its expected selling prices or that the inventory markdown reserve will be adequate for items in inventory as of August 31, 2004 for which customer sales orders have not yet been received.  The inventory markdown reserve is calculated based on specific identification of aged goods and styles that are slow-moving or selling off-price.

Impact of Exchange Rates

          While the Company purchased over 85% of its products from foreign manufacturers in fiscal 2004, all of its purchases are denominated in United States dollars.  Because the Company’s products are sold primarily in the United States in dollar denominated transactions, the Company does not engage in currency hedging to reduce currency risk.  A prolonged increase in the value of the dollar versus foreign currencies could enhance the Company’s purchasing power for new purchase orders and reduce its cost of goods sold.  Conversely, a prolonged decrease in the value of the dollar relative to foreign currencies could result in an increase in the Company’s cost of manufacturing for new purchase orders and costs of goods sold.

Impact of Inflation and Deflation

          Management does not believe that inflation has had any material impact upon the Company’s revenues or income from operations to date.  Management believes that the apparel sector in which the Company operates continues to experience deflation, contrary to the modest inflation experienced in the economy in general.  The persistence of the consumer to buy “on sale” merchandise has put pressure on retail gross margins, which in turn has led to downward pressure from retailers on wholesale gross margins, in the form of lower negotiated purchase prices as well as selling cost adjustments taken as deductions against invoices issued by the Company.  In the apparel industry, these selling cost adjustments are commonly referred to as markdown allowances or chargebacks.  Without a corresponding decrease in fabric and labor prices, these markdown allowances have led to a decline in wholesale gross margins.  The Company incurred $750,000 in markdown allowances in fiscal 2004, a reduction from fiscal 2003 when a doubling of such allowances in comparison to fiscal 2002 to $1.2 million contributed to an operating loss.  Management believes these deflationary pressures will continue into the foreseeable future.

Future Operating Results

          Business conditions in the apparel sector continue to be characterized by limited consumer demand and persistent discounting of merchandise by retailers.  The continuing conflict in Iraq, coupled with the ongoing uncertainty of the overall economy and the propensity of consumers to seek “on sale” merchandise has sustained the use of significant discounting by most retailers to stimulate sales.  In general, retailers have to sell more units in order to achieve sales equal to last year.  The Company does not expect significant improvement in business conditions in the apparel sector for the upcoming fiscal year.  In view of the market uncertainties and economic pressures facing the Company, management remains conservative in its approach to the upcoming fiscal year.

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

Recently Issued Accounting Pronouncements

         In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. FIN No. 46 is effective for reporting periods ending after December 15, 2003. In December 2003, the FASB issued Interpretation 46R (FIN 46R), a revision to FIN 46. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. The adoption of this interpretation did not have a significant impact on the Company’s financial statements.

         In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 149 (“SFAS No. 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The provisions of this statement will be applied prospectively. This statement amends SFAS 133 for decisions made in the derivatives project implementation process, in connection with other FASB projects dealing with financial instruments, and in connection with implementation issues related to the definition of a derivative. The adoption of SFAS 149 has not had any impact on the financial statements.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement requires that certain financial instruments which had previously been classified as equity be classified as liabilities. The Company has no outstanding securities that meet the criteria of SFAS No. 150 and, therefore, this statement will not have any impact on our financial statements.

         In March 2004, the FASB issued an exposure draft “Share-Based Payment – An Amendment of FASB Statements No. 123 and 95.” The exposure draft addresses the accounting for transactions in which a company receives employee services in exchange for equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of equity instruments. The Company does not currently have any stock options or similar instruments issued or outstanding, therefore these statements are not expected to have any impact on the Company’s financial statements.

Certain Business Risk Factors

We rely on a few key customers, and the loss of any one key customer would substantially reduce our revenues.

          We derive a significant amount of our revenues from a few major customers. A significant decrease in business from or loss of any of our major customers could harm our financial condition by causing a significant decline in revenues attributable to such customers.

          The Company’s business is concentrated on certain significant customers.  Sales to Wal-Mart (Sam’s Club) and Kohl’s accounted for 32.3% and 31.3%, respectively, of the Company’s net sales during fiscal 2004.  Kohl’s, Mervyn’s, and Sears accounted for 29.2%, 16.9% and 6.5%, respectively, of the Company’s net sales in fiscal 2003.  While the Company believes its relationships with its major customers are good, we do not have long-term contracts with any of them and purchases generally occur on an order-by-order basis.  Because of competitive changes and the availability of the types of garments sold by the Company from a number of other suppliers, there is the possibility that any customer could alter the amount of business it does with the Company.  If the Company experiences a significant decrease in sales to any of its major customers, and is unable to replace such sales volume with orders from other major customers, there could be a material adverse financial effect on the Company.

Our business depends on consumer spending patterns.

          Our business is sensitive to a number of factors that influence the levels of consumer spending, including political and economic conditions such as recessionary environments, the levels of disposable consumer income, consumer debt, interest rates and consumer confidence.  Reduced consumer spending on apparel and accessories could have an adverse effect on our operating results.

We operate in a highly competitive and fragmented industry and our failure to successfully compete could result in a loss of one or more significant customers.

          The retail apparel industry is highly competitive and fragmented.  Our competitors include numerous apparel designers, manufacturers, importers and licensors, many of which have greater financial and marketing resources than us.  We believe that the principal competitive factors in the apparel industry are:

•	timeliness, reliability and quality of services provided,
•	price,
•	brand name and brand identity, and
•	the ability to anticipate customer requirements and consumer demand.

          If we do not continue to provide high quality and reliable services on a timely basis at competitive prices, we may not be able to continue to compete in our industry. If we are unable to compete successfully, we could lose one or more of our significant customers which, if not replaced, could negatively impact our sales and financial performance.

We must successfully gauge fashion trends and changing consumer preferences to succeed.

          Our failure to anticipate, identify and respond effectively to changing consumer demands and fashion trends could adversely affect acceptance of our products by retailers and consumers and may result in a significant decrease in net sales or leave us with a substantial amount of unsold inventory. We believe that our success depends on our ability to anticipate, identify and respond to changing fashion trends in a timely manner. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change.  If our products are not successfully received by retailers and consumers and we are left with a substantial amount of unsold inventory, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory. If this occurs, our business, financial condition, results of operations and prospects may be harmed.

We depend on our key personnel.

          Our success depends to a large extent upon the continued services of our officers and managers.  The loss of the services of any key member of management could have a material adverse effect on our ability to manage our business. Our continued success is dependent upon our ability to attract and retain qualified management, administrative and sales personnel to support our future growth.  Our inability to do so may have a significant negative impact on our ability to manage our business.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

          Market risk represents the potential impact to our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base interest rate of our variable rate debt. A 1% change in interest rates would increase or decrease our annual interest expense by approximately $23,000.

Item 8 - Financial Statements and Supplementary Data

Nitches, Inc. and Subsidiaries

Index to Consolidated Financial Statements Filed with
the Annual Report of the Company on Form 10-K

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Nitches, Inc.
San Diego, California

          We have audited the accompanying consolidated balance sheets of Nitches, Inc. and subsidiaries as of August 31, 2004 and 2003 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended August 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nitches, Inc. and subsidiaries as of August 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Moss Adams LLP

Los Angeles, California
October 22, 2004

NITCHES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	August 31,

	2004	2003

ASSETS
Current assets:
Cash	$219,000	$110,000
Receivables:
Trade accounts, less allowances ($492,000 in 2004 and $549,000 in 2003)	3,555,000	894,000
Due from affiliates and employees	32,000	28,000

Total receivables	3,587,000	922,000
Refundable income taxes	—	466,000
Inventories, less allowances ($85,000 in 2004 and $140,000 in 2003)	3,373,000	4,974,000
Deferred income taxes, current	288,000	192,000
Other current assets	89,000	57,000

Total current assets	7,556,000	6,721,000
Furniture, fixtures and equipment, net	37,000	56,000
Deferred income taxes, non-current	12,000	53,000
Other assets	17,000	17,000

Total assets	$7,622,000	$6,847,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,366,000	$1,525,000
Accrued expenses	519,000	182,000
Income taxes payable	54,000

Total current liabilities	1,939,000	1,707,000
Long term liabilities:
Loss on equity investment	222,000	236,000
Shareholders’ equity:
Preferred stock, no par value; 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 50,000,000 shares authorized; 1,171,169 shares in 2004 and 2003 issued and outstanding	1,495,000	1,495,000
Retained earnings	3,966,000	3,409,000

Total shareholders’ equity	5,461,000	4,904,000

Total liabilities and shareholders’ equity	$7,622,000	$6,847,000

The accompanying notes are an integral part of these consolidated financial statements.

NITCHES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Fiscal Year Ended August 31,

	2004	2003	2002

Net sales	$32,179	$28,440	$29,589
Cost of goods sold	22,783	21,856	22,214

Gross profit	9,396	6,584	7,375
Selling, general and administrative	8,389	7,663	7,132

Income (loss) from operations	1,007	(1,079)	243
Other income	—	3	16
Interest expense	(93)	(83)	(80)
Gain (loss) from equity investment	14	(236)	—

Income (loss) before income taxes	928	(1,395)	(179)
Provision for (benefit from) income taxes	371	(425)	(63)

Net income (loss)	$557	$(970)	$116

Basic earnings per share	$.48	$(0.83)	$0.10
Diluted earnings per share	$.48	$(0.83)	$0.10
Weighted average number of common shares (000’s):
Basic	1,171	1,171	1,112
Diluted	1,171	1,171	1,112
Number of common shares outstanding at year end	1,171	1,171	1,171

The accompanying notes are an integral part of these consolidated financial statements.

NITCHES, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

	Common Stock		Retained Earnings	Total Shareholders’ Equity

	Shares	Amount

Balance, August 31, 2001	1,064,680	805,000	5,800,000	6,605,000
Net income			116,000	116,000
Stock dividend	106,489	690,000	(690,000)	—
Cash dividends			(495,000)	(495,000)

Balance, August 31, 2002	1,171,169	$1,495,000	4,731,000	6,226,000
Net income			(970,000)	(970,000)
Cash dividends			(352,000)	(352,000)

Balance, August 31, 2003	1,171,169	$1,495,000	$3,409,000	$4,904,000

Net income			557,000	557,000
Cash dividends			—	—

Balance, August 31, 2004	1,171,169	$1,495,000	$3,966,000	$5,461,000

The accompanying notes are an integral part of these consolidated financial statements.

NITCHES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year ended August 31,

	2004	2003	2002

Cash flows from operating activities:
Net income/(loss)	$557,000	$(970,000)	$116,000
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	26,000	33,000	33,000
(Increase) decrease in trade receivables	(2,661,000)	3,519,000	(1,270,000)
(Increase) decrease in due from affiliates & employees	(4,000)	82,000	(74,000)
(Increase) decrease in income taxes refundable/payable	520,000	(348,000)	(43,000)
(Increase) decrease in inventories	1,601,000	332,000	102,000
(Increase) decrease in deferred income taxes	(55,000)	(79,000)	52,000
(Increase) decrease in other current assets	(32,000)	49,000	17,000
Increase (decrease) in accounts payable and accrued expenses	178,000	(2,570,000)	1,593,000
Non-cash (gain) loss from equity investment	(14,000)	236,000	—

Net cash provided by operating activities	116,000	284,000	526,000

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(7,000)	(4,000)	(41,000)

Net cash used by investing activities	(7,000)	(4,000)	(41,000)

Cash flows from financing activities:
Dividends paid	—	(352,000)	(495,000)

Net cash used by financing activities	—	(352,000)	(495,000)

Net increase (decrease) in cash and cash equivalents	109,000	(72,000)	(10,000)
Cash and cash equivalents at beginning of year	110,000	182,000	192,000

Cash and cash equivalents at end of year	$219,000	$110,000	$182,000

Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest	$93,000	$83,000	$80,000

Income taxes	$349,000	$—	$69,000

Non-cash financing transaction:
Stock dividend issued	$—	$—	$690,000

The accompanying notes are an integral part of these consolidated financial statements.

Nitches Inc, and Subsidiaries
Notes to the Consolidated Financial Statements

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

Earnings Per Share:

          The computation of net income per common share is based on the weighted average number of common shares outstanding plus common share equivalents arising from dilutive stock options, if any.  The weighted average number of common shares and common share equivalents outstanding for basic and diluted earnings per share was 1,171,169 for fiscal 2004 and 2003, and 1,111,944 for fiscal 2002.  Earnings per share for all periods prior to 2002 included in these financial statements and footnotes have been restated to give effect to a 10% stock dividend issued March 29, 2002.

Nitches Inc, and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

Revenue Recognition:

          The Company recognizes revenue at the time products are shipped based on its terms of F.O.B. shipping point, where risk of loss and title transfers to the buyer at time of shipment. The Company records sales in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Under these guidelines, revenue is recognized when all of the following exist: persuasive evidence of a sale arrangement exists, delivery of the product has occurred, the price is fixed or determinable and payment is reasonably assured. Provisions are made currently for estimated product returns and sales allowances.

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

Recently issued accounting pronouncements:

          In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. FIN No. 46 is effective for reporting periods ending after December 15, 2003. In December 2003, the FASB issued Interpretation 46R (FIN 46R), a revision to FIN 46. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. The adoption of this interpretation did not have a significant impact on the Company’s financial statements.

          In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 149 (“SFAS No. 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The provisions of this statement will be applied prospectively. This statement amends SFAS 133 for decisions made in the derivatives project implementation process, in connection with other FASB projects dealing with financial instruments, and in connection with implementation issues related to the definition of a derivative. The adoption of SFAS 149 has not had any impact on the financial statements.

          In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement requires that certain financial instruments which had previously been classified as equity be classified as liabilities. The Company has no outstanding securities that meet the criteria of SFAS No. 150 and, therefore, this statement will not have any impact on our financial statements.

          In March 2004, the FASB issued an exposure draft “Share-Based Payment – An Amendment of FASB Statements No. 123 and 95.” The exposure draft addresses the accounting for transactions in which a company receives employee services in exchange for equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of equity instruments. The Company does not currently have any stock options or similar instruments issued or outstanding, therefore these statements are not expected to have any impact on the Company’s financial statements.

3.   Inventories

	August 31,

	2004	2003

Fabric and trim	$141,000	$335,000
Work in progress	1,225,000	1,254,000
Finished goods	2,092,000	3,525,000
Markdown Allowances	(85,000)	(140,000)

	$3,373,000	$4,974,000

4.  Furniture, Fixtures and Equipment

	August 31,

	2004	2003

Leasehold improvements	$7,000	$4,000
Computer equipment	27,000	27,000
Vehicles	111,000	111,000
Furniture, fixtures and other equipment	28,000	24,000

	173,000	166,000
Less accumulated depreciation and amortization	136,000	110,000

	$37,000	$56,000

Nitches Inc, and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

5.  Trade Accounts Receivable

          Pursuant to the terms of an agreement between Nitches and a factor, Nitches sells a majority of its trade accounts receivable to the factor on a pre-approved, non-recourse basis.  The price at which the accounts are sold is the invoice amount reduced by the factor commission (.3% of the invoice amount) and all selling discounts.  For accounts sold to the factor without recourse, the factor is responsible for collection, assumes all credit risk, and obtains all of the rights and remedies against the company’s customers.  For such accounts, payment is due from the factor upon the earlier of the payment of the receivable to the factor by the customer, or the maturity of the receivable (generally 180 days from the date of shipment to the customer).  As of August 31, 2004, non-recourse receivables totaled $5.0 million.

          Trade accounts receivable not sold to the factor remain in the custody and control of the Company and the Company maintains all credit risk on those accounts as well as accounts which are sold to the factor with recourse.  The combined credit risk for non-factored and recourse receivables as of August 31, 2004, totaled $958,000.

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

          The status of the Company’s trade accounts receivable and letters of credit are as follows:

	August 31,

	2004	2003

Receivables assigned to factor:
Non-recourse	$5,028,000	$2,599,000
Recourse	121,000	16,000
Advances from factor	(1,939,000)	(1,542,000)

Due from factor	3,210,000	1,073,000
Non-factored accounts receivable	837,000	370,000
Allowance for customer credits and doubtful accounts	(492,000)	(549,000)

	$3,555,000	$894,000

Contingent liabilities for irrevocable letters of credit	$2,390,000	$2,401,000

Nitches Inc, and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

6.  Income Taxes

          The components of the provision/(benefit) for income taxes are as follows:

	Year ended August 31,

	2004	2003	2002

Current:
Federal	$346,000	$(334,000)	$2,000
State	80,000	(12,000)	9,000

	426,000	(346,000)	11,000
Deferred	(55,000)	(79,000)	52,000

Provision	$371,000	$(425,000)	$63,000

          Net deferred income tax assets at August 31, 2003 and 2002 consist of the tax effects of temporary differences related to the following:

	August 31,

	2004	2003

Current deferred assets:
Inventories	$140,000	$164,000
Sales returns and doubtful account reserves	144,000	94,000
Accrued compensation	42,000	12,000
Other items	(38,000)	(78,000)

	$288,000	$192,000

	August 31,

	2004	2003

Non-current deferred assets:
Fixed assets	$12,000	$10,000
State tax NOL	—	43,000

	$12,000	$53,000

          Differences between the statutory Federal income tax rate and the effective tax rate as a percentage of pre-tax income are as follows:

	Year ended August 31,

	2004	2003	2002

Statutory rate	34.0%	(34.0)%	34.0%
State income taxes, net of Federal benefit	5.8%	(5.8)%	5.8%
State NOL limitation	0.0%	2.0%
(Gain)/loss on equity investment	(0.5)%	6.7%	—
Nondeductible entertainment expenses	0.2%	0.0%	0.0%
Other items	0.5%	0.6%	(4.6)%

Effective rate	40.0%	(30.5)%	35.2%

Nitches Inc, and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

7.  Employee Benefit Plans

          The Company has a 401(k) Savings Plan, whereby employees may make investments in various independent funds and Company stock.  The Company may match employee contributions to this Plan on a discretionary basis or contribute on a profit sharing basis.  The Company made no matching or profit sharing contributions to this Plan in fiscal 2004, 2003, or 2002.

8.  Stock Options and Dividends

Stock Options

          No stock options were outstanding as of August 31, 2004, 2003 or 2002.  The Company does not have an active stock option plan.

Dividends

          During fiscal 2004 the Company did not declare a dividend.  However, during fiscal 2003 the company declared and paid cash dividends of $0.30 per share.  During fiscal 2002, the company declared and paid cash dividends of $0.45 per share.  Separately, on March 29, 2002 the Company issued a 10% stock dividend, or 106,489 shares, to holders of record as of March 22, 2002.  Earnings per share for all periods prior to 2002 included in these financial statements and footnotes have been restated to give effect to this dividend.

9.  Leases

          The Company has lease commitments expiring at various dates through September 2006, principally for real property and equipment.  The aggregate minimum rental commitments for future years ending August 31 for all non-cancelable leases having initial or remaining terms of one or more years are as follows:

2005	363,000
2006	285,000
2007	6,000

Total	$654,000

          The Company’s leases for real property are generally subject to rent escalation based on increases in the consumer price or other indices with certain minimum and maximum increases.  Rent expense, net of sublease income, was approximately $391,000, $396,000, and $418,000, during fiscal 2004, 2003 and 2002, respectively.

10.  Operating Segments and Major Customers

          The Company’s products comprise a single operating segment.  No significant assets are maintained outside the United States.  Sales are made to a variety of customers throughout the United States.  Sales to Wal-Mart (Sam’s Club) and Kohl’s accounted for 32.3% and 31.2%, respectively, of the Company’s net sales in fiscal 2004.  Kohl’s, Mervyn’s, and Sears accounted for 29.2%, 16.9% and 6.5%, respectively, of the Company’s net sales in fiscal 2003

          Wal-Mart and Kohl’s, accounted for 44.0% and 41.5%, respectively, of the Company’s trade receivable balance at August 31, 2004.  Kohl’s accounted for 33.7% of the Company’s trade receivable balance at August 31, 2003.

11.  Equity Investment

            In October 2002, the Company acquired a 28% interest in Designer Intimates, Inc., which owns100% of NAP, Inc., a New York-based intimate apparel company. Designer Intimates had acquired NAP from its founders and obtained a credit line of approximately $12 million from HSBC which was later assumed by CIT, secured by the inventory and accounts receivable of NAP and the guarantees of shareholders of Designer Intimates. Nitches guaranteed $3 million of this credit line and this guaranty formed the consideration from Nitches for its 28% ownership interest in Designer Intimates. In the event of a call on this guaranty by CIT, Nitches has a contract with the remaining shareholders of Designer Intimates to limit Nitches’ exposure to 28% of the called value, subject to the maximum guaranty of $3.0 million.

          Nitches reports any income or loss from the ongoing operation of Designer Intimates using the equity method of accounting, whereby Nitches’ 28% interest in Designer Intimates is reported as a single line item on the Consolidated Statement of Income. For fiscal year ended August 31, 2004, the Company recognized a gain of $14,000 from the unconsolidated subsidiary. This gain is non-cash income and is not taxable to the Company. For that same period in fiscal 2004, Designer Intimates earned $49,000 on sales of $68.3 million. Cumulative losses on this investment of $222,000 and $236,000 are shown as a liability on the consolidated balance sheet as of August 31, 2004 and 2003, respectively.

          Nitches has introduced Designers Intimates to the factories that Nitches uses for its own sleepwear product line. This provides access to a lower cost production base than Designer Intimates has had in Turkey where it has historically produced over ninety percent of it products which are predominantly robes and lounge wear. In an agreement with Designer Intimates, Nitches has produced a line of sleepwear under the Dockers label. This product contributed approximately $1.4 million dollars of sales for Nitches in fiscal year 2004. As of August 31, 2004, Nitches had a backlog of approximately $1.8 million for this product line.

Nitches Inc, and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

The unaudited condensed financial statements of the Company’s equity method affiliate are summarized below:

Designer Intimates, Inc.
Consolidated Statement of Revenue and Expenses

	Fiscal year ended August 31, 2004	11 months ended August 31, 2003

Net Sales	$68,278,000	$69,218,000
Cost of sales	53,464,000	54,932,000

Gross profit	14,814,000	14,286,000
Selling, general and administrative expenses	14,452,000	14,681,000

Income/(loss) from operations	362,000	(395,000)
Interest expense	236,000	277,000
Other income	(123,000)	—

Income/(loss) before income taxes	249,000	(672,000)
Provision for income taxes	200,000	170,000

Net income/(loss)	$49,000	$(842,000)

Nitches Inc, and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

11.  Equity Investment, continued

Designer Intimates, Inc.
Consolidated Balance Sheet

	August 31

	2004	2003

ASSETS
Current assets:
Cash	$120,000	$132,000
Accounts receivable - trade, less allowances	—	411,000
Inventories	5,301,000	8,738,000
Prepaid expenses and other current assets	87,000	37,000
Income taxes receivable	—	423,000
Deferred income taxes, current	125,000	200,000

Total current assets	5,633,000	9,941,000
Fixed assets:
Furniture, Fixtures and equipment	637,000	604,000
Leasehold improvements	570,000	555,000
Less: Accumulated depreciation and amortization	(556,000)	(257,000)

Total fixed assets	651,000	902,000
Other assets:
Goodwill	2,548,000	2,548,000
Other intangible assets subject to amortization	201,000	387,000
Deferred income taxes, non-current	75,000	—
Other assets	100,000	95,000

Total other assets	2,924,000	3,030,000
	$9,208,000	$13,873,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans payable - banks	$—	$3,199,000
Due to factor	317,000	—
Accounts payable	8,561,000	10,544,000
Income taxes payable	350,000
Accrued expenses and other current liabilities	770,000	969,000

Total current liabilities	9,998,000	14,712,000
Shareholders’ Deficit:
Common stock, 1,000 shares authorized, 300 shares issued and outstanding	3,000	3,000
Deficit (beginning October 1, 2002)	(793,000)	(842,000)

Total shareholders’ deficit	(790,000)	(839,000)
	$9,208,000	$13,873,000

Nitches Inc, and Subsidiaries
Notes to be Consolidated Financial Statements (contintued)

12.  Quarterly Results of Operations (Unaudited)

          The following is a summary of the quarterly results of operations for the years ended August 31, 2004 and 2003.

	Three months ended

	November 30	February 28	May 31	August 31

	(In thousands, except per share amounts)
Fiscal 2004
Net sales	$6,796	$9,683	$9,024	$6,676
Gross profit	1,731	3,060	2,719	1,886
Net income (loss)	488	285	83	(299)
Net income (loss) per common share	$0.42	$0.24	$0.07	$(0.25)
Fiscal 2003
Net sales	$10,435	$6,699	$7,028	$4,278
Gross profit	1,935	1,741	2,144	1,312
Net income (loss)	460	(155)	(84)	(1,191)
Net income (loss) per common share	$0.39	$(0.13)	$(0.07)	$(1.02)

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

PART III

Item 10 - Directors and Executive Officers of the Registrant

          The information required as to this Item is incorporated herein by reference from the data under the caption “Information Concerning Nominees, Directors and Executive Officers” in the Proxy Statement (“2004 Proxy Statement”) to be used in connection with the solicitation of proxies to be voted at the Registrant’s annual meeting of shareholders to be held in March 2005, to be filed with the Commission in February 2005.

Item 11 - Executive Compensation

          The information required as to this Item is incorporated herein by reference from the data under the captions “Executive Officer Compensation”, “Board Compensation Committee Report on Executive Compensation” and “Employment Agreements” in the 2004 Proxy Statement.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

          The information required as to this Item is incorporated herein by reference from the data under the caption “Principal Shareholders” in the 2004 Proxy Statement.

Item 13 - Certain Relationships and Related Transactions

          The information required as to this Item is incorporated herein by reference from the data under the caption “Certain Relationships and Related Transactions” in the 2004 Proxy Statement.

Item 14 - Controls and Procedures

         In October 2004, our management concluded that there were certain material weaknesses in our internal controls and procedures. The material weaknesses noted related to segregation of duties in the payroll process and in the monthly closing process; inadequate review and approval of management-level adjustments and entries. We have discussed these material weaknesses with our auditors, Moss Adams, LLP, who have recommended taking steps to alleviate the inadequate segregation of duties within these areas.

          The Company and our Audit Committee are committed to remediating the material weaknesses. We plan to implement appropriate mitigating factors in order to reduce the likelihood of material misstatements or improper disclosure.

          During the period beginning in October 2004, we began to implement steps to address our internal controls and procedures. The following remediation actions have been completed:

•

We began requiring the Accounting Manager to review, approve and maintain back-up for all accounting entries. We began requiring the President to then document his review of the adequacy and completeness of the closing process.

•	We began requiring the Audit Committee to review and approve all officer expense reimbursements.

          We are in the process of developing and implementing the following remediation steps. We expect to be able to fully implement these actions by the end of the second quarter 2005.

•	We are in a search for a Controller.
•	We are evaluating the effectiveness of our current control structure.
•	We will place the payroll duties with the Controller, when hired.
•	We will remove the payroll clerk, who is a related party, from the authorized check signer list.

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

PART IV

Item 15 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this report:

1.	The following consolidated financial statements of the Registrant are included as part of this report:

Consolidated Balance Sheets as of August 31, 2004 and 2003;

Consolidated Statements of Income for the years ended August 31, 2004, 2003 and 2002;

Consolidated Statements of Shareholders’ Equity for the years ended August 31, 2004, 2003 and 2002;

Consolidated Statements of Cash Flows for the years ended August 31, 2004, 2003 and 2002;

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

Date:  December 20, 2004

NITCHES, I NC.

By:	/s/ STEVEN P. WYANDT

Steven P. Wyandt, Chairman

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ STEVEN P. WYANDT	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Director	December 20, 2004

Steven P. Wyandt

/s/ PAUL M. WYANDT	President, Chief Operating Officer (Principal Operating Officer), and Director	December 20, 2004

Paul M. Wyandt

/s/ EUGENE B. PRICE II	Director	December 20, 2004

Eugene B. Price II

/s/ WILLIAM L. HOESE	Director	December 20, 2004

William L. Hoese

/s/ ALLAN R. BAILEY	Director	December 20, 2004

Allan R. Bailey

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Nitches, Inc. and Subsidiaries
San Diego, California

Our audit of the consolidated financial statements of Nitches, Inc. and Subsidiaries referred to in our report dated October 22, 2004 appearing in item 8 in this Annual Report of Form 10-K also included an audit of the information included in the financial statement schedule listed in item 14(a) of this Form 10-K.  In our opinion, the information included in the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

MOSS ADAMS LLP

Los Angeles, California
October 22, 2004

Schedule II

NITCHES, INC.

Valuation and Qualifying Accounts and Reserves

		Additions

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year

Year ended August 31, 2002
Allowance for doubtful accounts & sales returns	$196,000	$41,000	—	—	$237,000
Inventory markdown allowance	$102,000	—	—	$27,000	$75,000
Year ended August 31, 2003
Allowance for doubtful accounts & sales returns	$237,000	$663,000	—	$351,000	$549,000
Inventory markdown allowance	$75,000	$324,000	—	$259,000	$140,000
Year ended August 31, 2004
Allowance for doubtful accounts & sales returns	$549,000	$330,000	—	$387,000	$492,000
Inventory markdown allowance	$140,000	$118,000	—	$173,000	$85,000

EXHIBIT INDEX

Exhibit Number	Exhibit

*3.1	Articles of Incorporation of the Company, as amended

*3.2	Bylaws of the Company, as amended

*10.1	Form of Indemnification Agreement for Officers and Directors

*10.2	Asset Purchase Agreement and related agreements between the Company and Design and Source Holding Company, Ltd effective July 1, 1995

*10.3	Employment Agreement dated September 1, 2001 between the Company and Steven P. Wyandt

31	Certification required under Section 302

32	Certification required under Section 906

* Incorporated by reference; see page 26.