Form 10-Q
period 2004-11-30
NITCHES INC
filed 2005-01-14
CIK 772263

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2004

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

As of November 30, 2004 the Registrant had 1,171,169 shares of common stock outstanding.

PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements

NITCHES, INC.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	November 30, 2004	August 31, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$180,000	$219,000
Receivables:
Trade accounts, less allowances	2,759,000	3,555,000
Due from affiliates and employees	25,000	32,000

Total receivables	2,784,000	3,587,000
Refundable income taxes	172,000	—
Inventories, less allowances	4,465,000	3,373,000
Deferred income taxes	288,000	288,000
Other current assets	341,000	89,000

Total current assets	8,230,000	7,556,000
Furniture, fixtures and equipment, net	33,000	37,000
Deferred income taxes	12,000	12,000
Other assets	17,000	17,000

	$8,292,000	$7,622,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,308,000	$1,366,000
Accrued expenses	472,000	519,000
Income taxes payable	—	54,000

Total current liabilities	2,780,000	1,939,000
Long term liabilities:
Loss on investment in Designer Intimates, Inc.	63,000	222,000
Shareholders’ equity:
Preferred stock, no par value; 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 50,000,000 shares authorized; 1,171,169 shares issued and outstanding	1,495,000	1,495,000
Retained earnings	3,954,000	3,966,000

Total shareholders’ equity	5,449,000	5,461,000

	$8,292,000	$7,622,000

The accompanying notes are an integral part of these financial statements.

NITCHES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended November 30,

	2004	2003

Net sales	$6,337,000	$6,796,000
Cost of goods sold	4,689,000	5,064,000

Gross profit	1,648,000	1,732,000
Selling, general and administrative expenses	1,922,000	1,687,000

Income/(loss) from operations	(274,000)	45,000
Interest expense	(6,000)	(11,000)
Income from unconsolidated subsidiary	159,000	468,000

Income/(loss) before income taxes	(121,000)	502,000
Provision/(benefit) for income taxes	(109,000)	13,000

Net income/(loss)	$(12,000)	$489,000

Earnings per share	$(0.01)	$0.42

Shares outstanding	1,171,169	1,171,169

The accompanying notes are an integral part of these financial statements.

NITCHES, INC.  AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended November 30,

	2004	2003

Net income/(loss)	$(12,000)	$489,000
Cash flows from operating activities:
Depreciation and amortization	7,000	6,000
(Increase) decrease in accounts receivable	803,000	(667,000)
(Increase) decrease in inventories and other assets	(1,344,000)	129,000
(Increase) in refundable income taxes	(172,000)	—
Increase in trade payables and accrued expenses	895,000	505,000
(Decrease) in income taxes payables	(54,000)
Non-cash income from unconsolidated subsidiary	(159,000)	(468,000)

Net cash provided by operating activities	$(36,000)	$(6,000)
Cash flows from investing activities:
Capital expenditures	(3,000)	—
Cash flows from financing activities:	—	—

Net increase (decrease) in cash and cash equivalents	(39,000)	(6,000)
Cash and cash equivalents at beginning of period	219,000	110,000

Cash and cash equivalents at end of period	$180,000	$104,000

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$6,000	$11,000
Income taxes	116,000	(77,000)
Non-cash investing activity:
Accrued earnings of unconsolidated subsidiary	$159,000	$468,000

The accompanying notes are an integral part of these financial statements.

NITCHES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.          Description of Business:

          Nitches, Inc. (the “Company”) is a wholesale importer and distributor of clothing manufactured to its specifications and distributed in the United States under Company brand labels and private retailer labels.  The Company’s product lines include women’s sleepwear and western wear and men’s casual wear.

2.          Condensed Financial Statements:

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2004.  In the opinion of Management, all adjustments considered necessary for a fair presentation have been included in the interim period.  Operating results for the three months ended November 30, 2004 are not necessarily indicative of the results that may be expected for the year ending August 31, 2005.

3.          Earnings Per share:

          At November 30, 2004, there were no stock options or similar instruments outstanding and therefore no dilutive effect to the number of shares outstanding.

4.          Inventories:

	November 30, 2004	August 31, 2004

Fabric and trim	$406,000	$141,000
Work in progress	1,534,000	1,225,000
Finished goods	2,603,000	2,092,000
Markdown allowances	(78,000)	(85,000)

	$4,465,000	$3,373,000

5.          Trade accounts receivable:

          Pursuant to the terms of an agreement between Nitches and a factor, Nitches sells a majority of its trade accounts receivable to the factor on a pre-approved, non-recourse basis.  The price at which the accounts are sold is the invoice amount reduced by the factor commission (.3% of the invoice amount) and all selling discounts.  For accounts sold to the factor without recourse, the factor is responsible for collection, assumes all credit risk, and obtains all of the rights and remedies against the company’s customers.  For such accounts, payment is due from the factor upon the earlier of the payment of the receivable to the factor by the customer, or the maturity of the receivable (generally 180 days from the date of shipment to the customer).  As of November 30, 2004, non-recourse receivables totaled $4,097,000.

          Trade accounts receivable not sold to the factor remain in the custody and control of the Company and the Company maintains all credit risk on those accounts as well as accounts which are sold to the factor with recourse.  The combined credit risk for non-factored and recourse receivables as of November 30, 2004, totaled $520,000.

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

NITCHES, INC.  AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statement (continued)

          The status of the Company’s trade accounts receivable and letters of credit are as follows:

	November 30, 2004	August 31, 2004

Receivables assigned to factor:
Non-recourse	$4,097,000	$5,028,000
Recourse	158,000	121,000
Advances from factor	(1,605,000)	(1,939,000)

Due from factor	2,650,000	3,210,000
Non-factored accounts receivable	362,000	837,000
Allowance for customer credits and doubtful accounts	(253,000)	(492,000)

	$2,759,000	$3,555,000

Contingent liabilities for irrevocable letters of credit	$2,416,000	$2,390,000

6.          Dividends:

          The Company did not pay any dividends during the current period or the prior fiscal year.

7.          Significant Customers:

          Sales to two separate customers, Kohl’s and Mervyn’s, accounted for 45.5% and 12.9%, respectively, of the Company’s net sales in the three months ended November 30, 2004.  Kohl’s and Mervyn’s accounted for 50.0% and 13.7%, respectively, of the Company’s net sales in the three months ended November 30, 2003.

          Two customers, Kohl’s and Mervyn’s, accounted for 49.2% and 21.1% respectively of the Company’s trade receivable balance as of November 30, 2004.  Three customers, Kohl’s, Mervyn’s and Sears accounted for 48.6%, 16.8% and 11.0% respectively of the Company’s trade receivable balance as of November 30, 2003.

8.          Minority Interest:

          In October 2002 the Company acquired a 28% interest in Designer Intimates, Inc., which owns 100% of NAP, Inc., a New York-based intimate apparel company.  Designer Intimates had acquired NAP from its founders and obtained a credit line of approximately $12 million from HSBC, later assumed by CIT, secured by the inventory and accounts receivable of NAP and the guarantees of shareholders of Designer Intimates.  Nitches guarantees $3 million of this credit line and this guarantee formed the consideration from Nitches for its 28% ownership interest in Designer Intimates.  In the event of a call on this guaranty by CIT, Nitches has a contract with the remaining shareholders of Designer Intimates to limit Nitches’ exposure to 28% of the called value, subject to the maximum guaranty of $3.0 million.

          Nitches reports any income or loss from the ongoing operation of Designer Intimates using the equity method of accounting, whereby Nitches’ 28% interest in Designer Intimates is reported as a single line item on the Consolidated Statement of Income.  For the three months ended November 30, 2004, the Company recognized $159,000 in income from the unconsolidated subsidiary.  This income is reported net of tax and is not taxable to the Company.  For that same period, Designer Intimates earned net income of $568,000 on sales of $23.3 million.  For the three months ended November 30, 2003, the Company recognized $468,000 in income from the unconsolidated subsidiary.  For that same period, Designer Intimates had net income of $1,667,000 on sales of $37.1 million.  Cumulative losses on this investment of $63,000 and $222,000 are shown as a liability on the consolidated balance sheet as of November 30, 2004 and August 31, 2004, respectively.

          Nitches has introduced Designers Intimates to the factories that Nitches uses for its own sleepwear product line. This provides access to a lower cost production base than Designer Intimates has had in Turkey where it has historically produced over ninety percent of it products which are predominantly robes and lounge wear.  In an agreement with Designer Intimates, Nitches has produced a line of sleepwear under the Dockers label.  This product contributed approximately $1.8 million dollars of sales for Nitches in the current period.  As of November 30, 2004, Nitches had a backlog of approximately $2.6 million for this product line.

          Following are the unaudited condensed financial statements of Designer Intimates, Inc. as of November 30, 2004 for the 3 month period then ended:

Designer Intimates, Inc.
Consolidated Balance Sheet
(Unaudited)

	November 30, 2004	August 31, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$156,000	$120,000
Trade accounts receivable, less allowances	1,413,000	—
Inventories	4,339,000	5,301,000
Deferred income taxes	125,000	125,000
Other current assets	73,000	87,000

Total current assets	6,106,000	5,633,000
Furniture, fixtures and equipment, net	561,000	651,000
Goodwill	2,548,000	2,548,000
Other intangibles, subject to amortization	155,000	201,000
Other assets	150,000	175,000

	$9,520,000	$9,208,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Due to factor	$—	$317,000
Accounts payable	8,565,000	8,561,000
Accrued expenses	862,000	770,000
Income taxes payable	315,000	350,000

Total current liabilities	9,742,000	9,998,000
Shareholders’ equity:
Common stock	3,000	3,000
Retained earnings	(225,000)	(793,000)

Total shareholders’ equity	(222,000)	(790,000)

	$9,520,000	$9,208,000

Designer Intimates, Inc.
Consolidated Income Statements
(Unaudited)

	Three Months Ended November 30

	2004	2003

Net Sales	$23,312,000	$37,097,000
Cost of sales	18,782,000	29,922,000

Gross profit	4,530,000	7,175,000
Operating expenses	3,366,000	4,167,000
Amortization of intangible assets	47,000	46,000

Income from operations	1,117,000	2,962,000
Interest expenses	114,000	111,000
Other (income)	(15,000)	(16,000)

Income before income taxes	1,018,000	2,867,000
Provision for income taxes	450,000	1,200,000

Net income	$568,000	$1,667,000

9.          New Accounting Pronouncements:

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

          Allowances for Sales Returns, Doubtful Accounts and Other.  Sales are recorded net of estimated future returns, uncollectible accounts receivable and other customer related allowances.  Management analyzes historical returns and bad debt expense, current economic trends, changes in customer demand and sell-through of our products when evaluating the adequacy of these allowances.  In addition, the Company may provide warehousing credits and other allowances to certain customers in accordance with industry practice.  These reserves are determined based on historical experience, budgeted customer allowances and existing commitments to customers.  Although management believes it has established adequate reserves with respect to these items, actual activity could vary from management’s estimates and such variances could have a material impact on reported results.  At November 30, 2004, trade accounts receivable balance was $2.8 million, net of allowances of $253,000 and factor advances of $1.6 million, as compared to the balance of $3.6 million, net of allowances of $492,000 and factor advances of $1.9 million at August 31, 2004.  At November 30, 2003, the trade accounts receivable balance was $1.5 million, net of allowances for doubtful accounts of $243,000 and factor advances of $3.4 million.

          Inventory. The Company marks down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about age of the inventory, future demand and market conditions. This process provides for a new basis for the inventory until it is sold.  If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required.  The Company’s inventory balance was $4.5 million, net of inventory markdowns of $78,000, at November 30, 2004, as compared to an inventory balance of $3.4 million, net of inventory markdowns of $85,000, at August 31, 2004.  At November 30, 2003, the inventory balance was $4.9 million, net of inventory markdowns of $142,000.

Results of Operations

Three Months Ended November 30, 2004 Compared to the Three Months Ended November 30, 2003

          Net sales for the three months ended November 30, 2004, decreased $458,000 as compared to the three months ended November 30, 2003.  This decrease was attributable to a decrease in unit sales in the Company’s sleepwear product line.

          Cost of sales as a percent of net sales decreased .5%, generating a higher gross profit margin of 26.0% for the three months ended November 30, 2004 as compared to 25.5% for the year earlier period.  The increase in gross margin came as the result of higher gross margins realized in the Company’s sleepwear line.  The Company’s product mix constantly changes to reflect customer mix, fashion trends and changing seasons.  Consequently, gross margin is likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

          Selling, general and administrative expenses for the first quarter of fiscal 2004 increased $235,000 as compared to a year ago, due to an increase in selling commissions associated with the Company’s sleepwear line and increased professional service fees associated with expanded governance activity and compliance with Sarbanes-Oxley regulations.  Expenses included $1.0 million of selling and merchandising expenses and $316,000 of shipping and warehousing expenses.  This compares with $603,000 of selling and merchandising expenses and $277,000 of shipping and warehousing expenses incurred during the quarter ended November 30, 2003.  Expenses increased as a percent of net sales to 30.3% from 24.8% in the prior period, due to the decrease in net sales and the increased expenditures in the categories noted above.

          Interest expense decreased $5,000 in the current quarter to $6,000 as compared to $11,000 for the three months ended November 30, 2003.  This decline was due to reduced advances under the Company’s factoring agreement and in spite of higher interest rates charged on these advances.

          The Company’s income tax provision for the three months ended November 30, 2004, reflects a $109,000 tax benefit accrued at an estimated 39% tax rate on the Company’s pretax loss for the quarter of $274,000.  The Company also utilized an estimated tax rate of 39% for the three months ended November 30, 2003.  The Company recognized a $13,000 expense in the prior period on pretax income of $33,000.

Investment in Unconsolidated Subsidiary

          In October 2002 the Company acquired a 28% interest in Designer Intimates, Inc., which owns 100% of NAP, Inc., a New York-based intimate apparel company.  Designer Intimates had acquired NAP from its founders and obtained a credit line of approximately $12 million from HSBC, later assumed by CIT, secured by the inventory and accounts receivable of NAP and the guarantees of shareholders of Designer Intimates.  Nitches guarantees $3 million of this credit line and this guarantee formed the consideration from Nitches for its 28% ownership interest in Designer Intimates. In the event of a call on this guaranty by CIT, Nitches has a contract with the remaining shareholders of Designer Intimates to limit Nitches’ exposure to 28% of the called value, subject to the maximum guaranty of $3.0 million.

          Nitches reports any income or loss from the ongoing operation of Designer Intimates using the equity method of accounting, whereby Nitches’ 28% interest in Designer Intimates is reported as a single line item on the Consolidated Statement of Income.  For the three months ended November 30, 2004, the Company recognized $159,000 in income from the unconsolidated subsidiary.  This income is reported net of tax and is not taxable to the Company.  For that same period, Designer Intimates had net income of $568,000 on sales of $23.3 million.  Cumulative losses on this investment of $63,000 and $222,000 are shown as a liability on the consolidated balance sheet as of November 30, 2004 and August 31, 2004, respectively.

          Nitches has introduced Designers Intimates to the factories that Nitches uses for its own sleepwear product line. This provides access to a lower cost production base than Designer Intimates has had in Turkey where it has historically produced over ninety percent of it products which are predominantly robes and lounge wear.  In an agreement with Designer Intimates, Nitches has produced a line of sleepwear under the Dockers label.  This product contributed approximately $1.8 million dollars of sales for Nitches in the current period.  As of November 30, 2004, Nitches had a backlog of approximately $2.6 million for this product line.

Liquidity and Capital Resources

          Working capital decreased to $5.4 million at November 30, 2004 from $5.6 million at August 31, 2004.  The current ratio decreased to 3.0:1 at November 30, 2004 from 3.9:1 at August 31, 2004, due to a higher percentage increase in current liabilities of 43.4% versus an 8.9% rise in current assets.  Current liabilities increased in line with increased operating expenses for the current period and increased purchases that generated the higher inventory level at the period end.  Current assets increased due to a rise in inventory from $3.4 million to $4.5 million, offset by a lower current period accounts receivable balance of $2.8 million versus $3.6 million at the end of the prior fiscal year due to a shift in the timing of revenue earlier in the current period and shorter duration credit terms extended to customers.

          The Company sells substantially all of its trade receivables to a factor (CIT) on a pre-approved, non-recourse basis. The Company attempts to make any recourse shipments on a COD basis or ensure that the customers’ payments are backed by a commercial or standby letter of credit issued by the customers’ bank.  The amount of the Company’s receivables that were recourse and were not made on a COD basis or supported by commercial or standby letters of credit at November 30, 2004 was approximately $502,000, of which approximately $106,000 had been collected through December 31, 2004.

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

          The Company may issue import letters of credit through CIT for the purchase of inventory in the normal course of its operations.  Letters of credit are subjected to a limit of $6 million.  At November 30, 2004, the Company had outstanding letters of credit of approximately $2.4 million for the purchase of finished goods, which had been opened through CIT.

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

Contractual Obligations and Commercial Commitments

	Payments due/Commitments expiring per period

	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years		Over 5 years

Operating leases	$590,000	$367,000	$223,000
Letters of credit	2,416,000	2,416,000
Guarantees	3,000,000			3,000,000	*

Total obligations & commitments	$6,006,000	$2,783,000	$223,000	$3,000,000		$—

* Due on demand

Inventory

          The Company’s inventory increased 32.4% to $4.5 million at November 30, 2004, from $3.4 million at August 31, 2004.  Compared to inventories of $4.9 million at November 30, 2003, inventories ending the current period decreased 8%, primarily because the Company is holding less inventory for near-term order fulfillment due to a shift in sales mix and related shorter lead times required by key suppliers.  The Company believes that its current inventory mix and unit levels are appropriate to respond to anticipated market demand.

          In its ordinary course of operations, the Company generally makes some sales below its normal selling prices or below cost.  Based on prior experience, management believes this will be true for some inventory held on or acquired after November 30, 2004.  The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

          The Company has established an inventory markdown reserve as of November 30, 2004, which management believes will be sufficient for current inventory that is expected to sell below cost in the future.  There can be no assurance that the Company will realize its expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of November 30, 2004 for which customer sales orders have not yet been received.  The inventory markdown reserve is calculated based on specific identification of aged goods and styles that are slow-moving or selling off-price.

Backlog

          As of November 30, 2004, the Company had on-hand unfilled customer orders of $13.0 million as compared to $15.3 million at November 30, 2003, with such orders generally scheduled for delivery by May 2005 and 2004, respectively.  The decrease in backlog is due primarily to the inability of the Company to secure a renewal of $7.9 million in men’s wear orders from Sam’s Club, offset partially by increased orders from other men’s wear and sleepwear customers.

          Backlog amounts include both confirmed and unconfirmed orders that the Company believes, based on industry practice and past experience, will be confirmed.  While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at November 30, 2004.  Because of the Company’s reliance upon a few major accounts, any deteriorating financial performance by one or more of these customers could lead to the cancellation of existing orders and/or an inability to secure future orders, which would have a material adverse financial effect on the Company.

Impact of Exchange Rates

          While the Company purchases over 85% of its products from foreign manufacturers, all of its purchases are denominated in United States dollars.  Because the Company’s products are sold primarily in the United States, in dollar denominated transactions, the Company does not engage in hedging or other arbitrage to reduce currency risk.  An increase in the value of the dollar versus foreign currencies could enhance the Company’s purchasing power for new purchase orders and reduce its cost of goods sold.  Conversely, a decrease in the value of the dollar relative to foreign currencies could result in an increase in the Company’s cost of manufacturing for new purchase orders and costs of goods sold.

Impact of Inflation and Deflation

          Management does not believe that inflation has had any material impact upon the Company’s revenues or income from operations to date.  Management believes that the apparel sector in which the Company operates has been in a period of deflation, contrary to the modest inflation experienced in the economy in general.  The persistence of the consumer to buy “on sale” merchandise has put pressure on retail gross margins, which in turn has led to downward pressure from retailers on wholesale gross margins, in the form of selling cost adjustments taken as deductions against invoices issued by the Company.  In the apparel industry, these are commonly referred to as markdown allowances or chargebacks.  Without a corresponding decrease in fabric and labor prices, these markdown allowances have led to a decline in wholesale gross margins.  Management believes these modest deflationary pressures will persist into the foreseeable future.

Future Operating Results

          Business conditions in the apparel sector continue to be characterized by limited consumer demand and persistent discounting of merchandise by retailers.  The continuing conflict in Iraq, coupled with the propensity of consumers to seek “on sale” merchandise has sustained the use of significant discounting by most retailers to stimulate sales.  In general, retailers have to sell more units in order to achieve sales equal to last year.  The Company does not expect significant improvement in business conditions in the apparel sector for the upcoming fiscal year.  Furthermore, the Company expects to incur significant expense related to internal controls documentation, testing and remediation requirements as mandated by Sarbanes-Oxley legislation with which the Company must be in compliance by August 31, 2005.  In view of the market uncertainties and economic pressures facing the Company, management remains conservative in its approach to the upcoming fiscal year.

Item 4.  Controls and Procedures

          In October 2004, our management concluded that that there were certain material weaknesses in our internal controls and procedures.  The material weaknesses noted related to segregation of duties in the payroll process and in the monthly closing process; inadequate review and approval of management-level adjustments and entries.  We have discussed these material weaknesses with our auditors, Moss Adams, LLP, who have recommended taking steps to alleviate the inadequate segregation of duties within these areas.

          The Company and our Audit Committee are committed to remediation of the material weaknesses.  We plan to implement appropriate mitigating factors in order to reduce the likelihood of material misstatements or improper disclosure.

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

•	The Audit Committee began reviewing and approving all officer expense reimbursements.

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

PART II.   OTHER INFORMATION

Item 1.          Legal Proceedings

          By letter dated December 6, 2004, the Company, together with Steve Wyandt and Paul Wyandt, were served notice by the U.S. Department of Labor that a complaint has been filed with the office of Occupational Safety & Health Administration by Angel Martin Aquino alleging discriminatory employment practices in violation of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002 (also known as the Sarbanes-Oxley Act). OSHA has not yet spoken with, or received any information from, the Company or Messrs. Steve or Paul Wyandt, and the December 6 letter indicates that OSHA has not yet determined whether an investigation of this matter is appropriate. Mr. Aquino was retained by the Company earlier this year to provide consulting services to the Company. Mr. Aquino is seeking alleged actual and compensatory damages of $43,000 and $300,000, respectively.  The Company believes that the claims asserted by Mr. Aquino are without merit and intends to vigorously defend against such claims.

Item 6.          Exhibits and Reports on Form 8-K

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

NITCHES, INC.

Registrant

January 14, 2005	By:	/s/ STEVEN P. WYANDT

Steven P. Wyandt
As Principal Financial Officer and on behalf of the Registrant

EXHIBIT INDEX

Exhibit Number	Exhibit

31	Certification required under Section 302

32	Certification required under Section 906