Form 10-K/A
period 2004-08-31
NITCHES INC
filed 2005-02-16
CIK 772263

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-K/A

AMENDMENT NO.1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

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

Documents Incorporated By Reference

None

Explanatory Note

Nitches, Inc. (the “Company”) is filing this Amendment No.1 to its Annual Report on Form 10-K for the year ended August 31, 2004 (the “Annual Report”) to include that information under Part III of this Annual Report that was previously incorporated by reference from the Company’s definitive proxy statement to be issued for the Company’s 2004 annual meeting of shareholders.  This Amendment No.1 does not reflect events occurring after the filing of the original Annual Report, or modify or update the disclosures therein in any way other than as described above.

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

          Designer Intimates sells robes, loungewear, and sleepwear under its owned label of Anne Lewin. It also sells similar product lines under distribution and licensing agreements. The brands that these include are Argentovivo, Princess Tam Tam, Crabtree & Evelyn, Bill Blass Lifestyle, Dockers, and Vasserette. In addition, private label product is sold to such major retailers as Victoria Secret, JCPennys, and The Disney Stores.

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

          The Company does not have a quarterly dividend policy and did not pay or declare any dividends during fiscal year 2004.  However, during fiscal year 2003, the Company declared and paid the following special dividends:

Date Paid	Dividends per share

November 26, 2002	.05
January 29, 2003	.15
April 23, 2003	.05
July 29, 2003	.05

Item 6 - Selected Financial Data   (In thousands, except per share amounts)

OPERATING RESULTS DATA:

	Fiscal Year Ended August 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share amounts)
Net sales	$32,179	$28,440	$29,589	$33,780	$39,471
Cost of goods sold	22,783	21,856	22,214	24,854	29,156

Gross profit	9,396	6,584	7,375	8,926	10,315
Selling, general and administrative	8,389	7,663	7,132	7,313	7,403

Income from operations	1,007	(1,079)	243	1,613	2,912
Other income	—	3	16	247	20
Interest expense	(93)	(83)	(80)	(162)	(100)
Gain (loss) from equity investment	14	(236)	—	—	—

Income (loss) before income taxes	928	(1,395)	179	1,698	2,832
Provision for (benefit from) income taxes	371	(425)	63	615	946

Net income (loss)	$557	$(970)	$116	$1,083	$1,886

Basic earnings per share	$.48	$(0.83)	$0.10	$0.92	$1.61
Diluted earnings per share	$.48	$(0.83)	$0.10	$0.92	$1.61
Cash dividends per common share	$—	$0.30	$0.45	$1.35	$1.65
Weighted average number of common shares (000’s):
Basic	1,171	1,171	1,112	1,172	1,172
Diluted	1,171	1,171	1,112	1,172	1,172

CONSOLIDATED BALANCE SHEETS DATA:

	As of August 31

	2004	2003		2002	2001	2000

	(In thousands)
Cash	$219	$110		$182	$192	$314
Receivables	3,587	922		4,523	3,179	4,262
Income taxes receivables	—	466		118	75	—
Inventories	3,373	4,974		5,306	5,408	5,055
Total current assets	7,556	6,721		10,378	9,157	9,857
Total assets	7,622	6,847		10,503	9,289	10,011
Accounts payable and accrued expenses	1,885	1,707		4,277	2,684	2,951
Total current liabilities	1,939	1,707		4,277	2,684	3,049
Shareholders’ equity	$5,461	$4,904		$6,226	$6,605	$6,692
Other Financial Information:
Gross margin	29.2%	23.5%		25.1%	26.6%	26.1%
Operating margin (deficit)	3.1%	(3.8	) %	0.8%	4.8%	7.4%
Net income as a percent of sales	1.7%	(3.4	) %	0.4%	3.2%	4.8%
Liquidity:
Current ratio	3.90	3.94		2.46	3.41	3.23
Working capital	$5,617	$5,014		$6,101	$6,473	$6,808

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

Results of Operations

Years Ended August 31, 2004 and 2003

          Net sales for the fiscal year ended August 31, 2004 increased approximately $3.7 million or 13.1% compared to the fiscal year ended August 31, 2003 due to an increase in unit sales in the Company’s men’s wear line resulting from the addition of a few large customers.  Cost of sales as a percent of net sales decreased by 6% leading to an increase in gross profit margin from 23.2% to 29.2% between fiscal 2003 and 2004.  The gross margin increase came as a result of the increased sales volume in the Company’s men’s wear line, which has historically generated higher gross margins than the Company’s average realized gross margin.

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

           The factoring agreement does not contain any financial covenants to which the Company must adhere.  Advances are collateralized by all of the assets of the Company as well as a personal guaranty of the Company’s Chairman Steven Wyandt.  This guaranty allows CIT to recover up to $1 million from Mr. Wyandt to offset any losses incurred in the event of liquidation.  In January 2004, Mr. Wyandt loaned $90,000 to the Company to meet short-term cash requirements of the business.  The Company’s factor at that time, HSBC, had restricted advance availability due to the sale of HSBC’s factoring business to CIT, which was announced on December 31, 2003 with a closing date of February 28, 2004.  The loan from Mr. Wyandt was repaid by the Company in February 2004.

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

Contractual Obligations and Commercial Commitments

          The following table illustrates the Company’s contractual obligations and commercial commitments as of August 31, 2004:

	Payments due/Commitments expiring per period

	Total Amounts Committed	Less than 1 year	1 -3 years	4-5 years		Over 5 years

Operating leases	$653,000	$363,000	$290,000
Letters of credit	2,390,000	2,390,000
Guarantees	3,000,000			3,000,000	*

Total obligations & commitments	$6,043,000	$2,753,000	$290,000	$3,000,000		$—

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

          In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement requires that certain financial instruments which had previously been classified as equity be classified as liabilities. We have no outstanding securities that meet the criteria of SFAS No. 150 and, therefore, this statement will not have any impact on our financial statements

          In March 2004, the FASB issued an exposure draft “Share-Based Payment – An Amendment of FASB Statements No. 123 and 95.” The exposure draft addresses the accounting for transactions in which a company receives employee services in exchange for equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of equity instruments. The Company does not currently have any stock options or similar instruments issued or outstanding, therefore these statements are not expected to have any impact on the Company’s financial statements

Certain Business Risk Factors

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

NITCHES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Fiscal Year Ended August 31,

	2004	2003	2002

Net sales	$32,179	$28,440	$29,589
Cost of goods sold	22,783	21,856	22,214

Gross profit	9,396	6,584	7,375
Selling, general and administrative	8,389	7,663	7,132

Income (loss) from operations	1,007	(1,079)	243
Other income	—	3	16
Interest expense	(93)	(83)	(80)
Gain (loss) from equity investment	14	(236)	—

Income (loss) before income taxes	928	(1,395)	(179)
Provision for (benefit from) income taxes	371	(425)	(63)

Net income (loss)	$557	$(970)	$116

Basic earnings per share	$.48	$(0.83)	$0.10
Diluted earnings per share	$.48	$(0.83)	$0.10
Weighted average number of common shares (000’s):
Basic	1,171	1,171	1,112
Diluted	1,171	1,171	1,112
Number of common shares outstanding at year end	1,171	1,171	1,171

          The accompanying notes are an integral part of these consolidated financial statements.

NITCHES, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

	Common Stock			Total Shareholders’ Equity
			Retained Earnings
	Shares	Amount

Balance, August 31, 2001	1,064,680	805,000	5,800,000	6,605,000
Net income			116,000	116,000
Stock dividend	106,489	690,000	(690,000)	—
Cash dividends			(495,000)	(495,000)

Balance, August 31, 2002	1,171,169	$1,495,000	4,731,000	6,226,000
Net income			(970,000)	(970,000)
Cash dividends			(352,000)	(352,000)

Balance, August 31, 2003	1,171,169	$1,495,000	$3,409,000	$4,904,000

Net income			557,000	557,000
			—	—

Balance, August 31, 2004	1,171,169	$1,495,000	$3,966,000	$5,461,000

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

Nitches Inc, and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

Revenue Recognition:

       The Company recognizes revenue at the time products are shipped based on its terms of F.O.B. shipping point, where risk of loss and title transfers to the buyer at time of shipment.  The Company records sales in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition.  Under these guidelines, revenue is recognized when all of the following exist: persuasive evidence of a sale arrangement exists, delivery of the product has occurred, the price is fixed or determinable and payment is reasonably assured.  Provisions are made currently for estimated product returns and sales allowances

Income Taxes:

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

          In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement requires that certain financial instruments which had previously been classified as equity be classified as liabilities. We have no outstanding securities that meet the criteria of SFAS No. 150 and, therefore, this statement will not have any impact on our financial statements

          In March 2004, the FASB issued an exposure draft “Share-Based Payment – An Amendment of FASB Statements No. 123 and 95.” The exposure draft addresses the accounting for transactions in which a company receives employee services in exchange for equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of equity instruments. The Company has not issued any payments of this nature; therefore these statements are not expected to have any impact on the Company’s financial statements.

Nitches Inc, and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

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

Nitches Inc, and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

       The status of the Company’s trade accounts receivable and letters of credit are as follows:

	August 31,

	2004	2003

Receivables assigned to factor:
Non-recourse	$5,028,000	$2,599,000
Recourse	121,000	16,000
Advances from factor	(1,939,000)	(1,542,000)

Due from factor	3,210,000	1,073,000
Non-factored accounts receivable	837,000	370,000
Allowance for customer credits and doubtful accounts	(492,000)	(549,000)

	$3,555,000	$894,000

Contingent liabilities for irrevocable letters of credit	$2,390,000	$2,401,000

6.    Income Taxes

The components of the provision/(benefit) for income taxes are as follows:

	Year ended August 31,

	2004	2003	2002

Current:
Federal	$346,000	$(334,000)	$2,000
State	80,000	(12,000)	9,000

	426,000	(346,000)	11,000
Deferred	(55,000)	(79,000)	52,000

Provision/(Benefit)	$371,000	$(425,000)	$63,000

       Net deferred income tax assets at August 31, 2003 and 2002 consist of the tax effects of temporary differences related to the following:

	August 31,

	2004	2003

Current deferred assets:
Inventories	$140,000	$164,000
Sales returns and doubtful account reserves	144,000	94,000
Accrued compensation	42,000	12,000
Other items	(38,000)	(78,000)

	$288,000	$192,000

	August 31,

	2004	2003

Non-current deferred assets:
Fixed assets	$12,000	$10,000
State tax NOL	—	43,000

	$12,000	$53,000

Nitches Inc, and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

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

Nitches Inc, and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

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
Unaudited Consolidated Statement of Revenue and Expenses

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
Unaudited Consolidated Balance Sheet

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

Nitches Inc, and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

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

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

PART III

R
Item 10 - Directors and Executive Officers of the Registrant

          Mr. Steven Wyandt has been a director since 1989.  He has been CEO of the Company since 1987.  Mr. Wyandt was a director and Chairman of Body Drama, Inc. until August 31, 1998, which at the time was a wholly owned subsidiary of the Company but was merged into the Company as of that date.  Steven Wyandt is the father of Paul Wyandt, an officer and director of the Company.

          Mr. Paul Wyandt has been a director since 2001.  He has been President and COO since 2001.  He has been with the Company in the areas of finance, accounting, marketing and technology since 1997.  Prior to that, he was Vice President of Finance and Operations of CMS Technologies, a company that designed hardware and software for personal computer security.

          Mr. Hoese has been a director since 1995.  Since 2003 he has been Corporate Secretary and Assistant General Counsel of Cubic Corporation, a publicly held transportation and defense systems contractor located in San Diego. During 2002 he was a legal expert witness and arbitrator. From 1994 until 2002, he was Senior Vice President and General Counsel of American Tool Companies, Inc., a privately held manufacturer of hand tools and power tool accessories. For 28 years prior to 1994, Mr. Hoese was a partner with Luce, Forward, Hamilton & Scripps LLP, counsel to the Company.

          Mr. Price has been a director since 1973.  From 1973 until he retired in May 1987, Mr. Price was a Vice President of the Company with primary responsibilities in sales and administration.

          Mr. Bailey has been a director since 2003. Mr. Bailey is Chief Financial and Information Officer of University Advancement, and Treasurer/Chief Financial Officer for the Campanile Foundation at San Diego State University.  He is also currently a Professor of Accounting.  Mr. Bailey has been with SDSU since 1968 in the School of Accountancy and was Dean, College of Business Administration from 1979 to 1997.  Mr. Bailey received his Ph.D. in accounting at the University of California, Los Angeles in 1969.

          Mr. Bailey, Mr. Hoese, and Mr. Price are independent directors as defined in NASD Rule 4200.  Mr. Bailey is the Chairman of the Audit Committee and the financial expert.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of the Company’s Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company’s Common Stock.  Upon filing any such report with the Commission, the filing person must furnish the Company with a copy of such report.  To the Company’s knowledge, based solely upon a review of the copies of such reports furnished to the Company and representations that no other reports were required, all reports required by Section 16(a) of the Securities Exchange Act of 1934 during fiscal year 2004 were filed on a timely basis.

Item 11 - Executive Compensation

Employment Agreement

          The Company extended an employment agreement with Steven P. Wyandt, effective September 1, 2001 through August 31, 2004.  Pursuant to this agreement, Mr. Wyandt serves as Chief Executive Officer and Chief Financial Officer of the Company.  The agreement provides for a base annual salary of $250,000, or a higher amount as the Board of Directors may approve.  In addition, Mr. Wyandt may receive a bonus at the discretion of the Board of Directors. No bonus was paid to Mr. Wyandt during fiscal 2002, 2003, or 2004. The agreement continues on a month-to-month basis after August 31, 2004.

          The Company entered an employment agreement with Paul M. Wyandt, effective September 1, 2001 through August 31, 2004.  Pursuant to this agreement, Mr. Wyandt serves as President and Chief Operating Officer of the Company.  The agreement provides for a base annual salary of $160,000, or a higher amount as the Board of Directors may approve.  In addition, Mr. Wyandt may receive a bonus at the discretion of the Board of Directors. No bonus was paid to Mr. Wyandt during fiscal 2002, 2003, or 2004.  The agreement continues on a month-to-month basis after August 31, 2004.

Executive Officer Compensation and Other Information

          The following table shows the compensation provided to the Chief Executive Officer and each of the other most highly-compensated executive officers who served as such at the end of fiscal 2004 and whose annual compensation exceeds $100,000:

				Long Term Compensation

	Annual Compensation			Awards		Payouts

Name/Title Year	Salary $	Bonus $	Other Annual Comp. $	Restricted Stock Awards $	Securities Underlying Options/ SARs #	LTIP Payouts $	All Other Comp.

Steven P. Wyandt CEO & CFO
2004	250,000	—	—	—	—	—	—
2003	250,000	—	—	—	—	—	—
2002	250,000	—	—	—	—	—	—

Paul M. Wyandt President & COO
2004	160,000	—	—	—	—	—	—
2003	160,000	—	—	—	—	—	—
2002	139,600	—	—	—	—	—	—

          There  were  no stock options outstanding or granted during fiscal year 2004.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

Principal Shareholders and Management Shareholdings

          The following table sets forth, as of September 30, 2004, certain information with respect to the beneficial ownership of Common Stock by (a) each person known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, (b) each of the Company’s directors and (c) all directors and officers as a group.  Except as noted below, to the best of the Company’s knowledge, each of such persons has sole voting and investment power with respect to the shares beneficially owned.

Name and Address of Beneficial Owner	Shares	Percent of Class

Steven P. Wyandt	432,783	37.0%
10280 Camino Santa Fe
San Diego, CA 92121
Eugene B. Price II	31,139	2.6%
10280 Camino Santa Fe
San Diego, CA 92121
William L. Hoese	18,390	1.6%
1220 Rosecrans Blvd., Suite 304
San Diego, CA 92106
All directors and current officers as a group (5 persons)	482,312	41.2%

Item 13 - Certain Relationships and Related Transactions

          None.

Item 14 - Principal Accountant Fees and Services

Audit Fees

          The aggregate fees billed for professional services rendered by Moss Adams LLP for the audit of our annual financial statements for fiscal 2004 and fiscal 2003 and the review of our financial statements included in our Forms 10-Q for those years were $80,272 and $51,070, respectively.

Audit Related Fees

          Audit related fees include billings for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements, and are not reported as Audit Fees. The aggregate fees billed for audit related services during fiscal 2004 and fiscal 2003 were $19,573 and $0, respectively. These services consisted of a review of controls and procedures.

Tax Fees

          The aggregate fees billed for tax services, including tax planning and preparation during fiscal 2004 and fiscal 2003 were $30,835 and $33,156, respectively.

All Other Fees

          The Company did not engage Moss Adams LLP on any other matters not otherwise included in the above categories in either fiscal 2004 or 2003.

Audit Committee Pre-Approval Policy

          The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services include audit and audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Item 15 - Controls and Procedures
/R

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

Date:  February 14, 2005

NITCHES, INC.

By:	/s/ STEVEN P. WYANDT

Steven P. Wyandt, Chairman

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ STEVEN P. WYANDT	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Director	February 14, 2005

Steven P. Wyandt

/s/ PAUL M. WYANDT	President, Chief Operating Officer (Principal Operating Officer), and Director	February 14, 2005

Paul M. Wyandt

/s/ EUGENE B. PRICE II	Director	February 14, 2005

Eugene B. Price II

/s/ WILLIAM L. HOESE	Director	February 14, 2005

William L. Hoese

/s/ ALLAN R. BAILEY	Director	February 14, 2005

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