Form 10-Q
period 2005-02-28
NITCHES INC
filed 2005-04-15
CIK 772263

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2005

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

As of February 28, 2005 the Registrant had 1,171,169 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NITCHES, INC.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	February 28, 2005	August 31, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$153,000	$219,000
Receivables:
Trade accounts, less allowances	802,000	3,555,000
Income taxes receivable	448,000	—
Due from affiliates and employees	18,000	32,000

Total receivables	1,268,000	3,587,000
Refundable income taxes	—	—
Inventories, less allowances	5,662,000	3,373,000
Deferred income taxes	288,000	288,000
Other current assets	337,000	89,000

Total current assets	7,708,000	7,556,000
Furniture, fixtures and equipment, net	35,000	37,000
Deferred income taxes	12,000	12,000
Other assets	17,000	17,000

	$7,772,000	$7,622,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,082,000	$1,366,000
Accrued expenses	616,000	519,000
Income taxes payable	—	54,000

Total current liabilities	2,698,000	1,939,000
Long term liabilities:
Loss on investment in Designer Intimates, Inc.	149,000	222,000
Shareholders’ equity:
Preferred stock, no par value; 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 50,000,000 shares authorized; 1,171,169 shares issued and outstanding	1,495,000	1,495,000
Retained earnings	3,430,000	3,966,000

Total shareholders’ equity	4,925,000	5,461,000

	$7,772,000	$7,622,000

The accompanying notes are an integral part of these financial statements.

NITCHES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended

	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004

Net sales	$6,521,000	$9,683,000	$12,858,000	$16,479,000
Cost of goods sold	5,258,000	6,623,000	9,947,000	11,687,000

Gross profit	1,263,000	3,060,000	2,911,000	4,792,000
Selling, general and administrative expenses	1,951,000	2,458,000	3,874,000	4,145,000

Income/(loss) from operations	(688,000)	602,000	(963,000)	647,000
Interest expense	(25,000)	(32,000)	(30,000)	(43,000)
Income/(loss) from unconsolidated subsidiary	(86,000)	(58,000)	73,000	410,000

Income/(loss) before income taxes	(799,000)	512,000	(920,000)	1,014,000
Provision/(benefit) for income taxes	(275,000)	227,000	(384,000)	240,000

Net income/(loss)	$(524,000)	$285,000	$(536,000)	$774,000

Earnings per share	$(0.45)	$0.24	$(0.46)	$0.66

Shares outstanding	1,171,169	1,171,169	1,171,169	1,171,169

Dividends per share	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

NITCHES, INC.  AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended

	February 28, 2005	February 29, 2004

Net income	$(536,000)	$774,000
Cash flows from operating activities:
Depreciation and amortization	14,000	13,000
(Increase) decrease in accounts receivable	2,767,000	(856,000)
(Increase) in income taxes receivable	(502,000)	—
(Increase) decrease in inventories and other current assets	(2,537,000)	(584,000)
Increase (decrease) in trade payables and accrued expenses	813,000	1,162,000
Non-cash income from unconsolidated subsidiary	(73,000)	(410,000)

Net cash provided (used) by operating activities	$(54,000)	$99,000
Cash flows from investing activities:
Capital expenditures	(12,000)	(4,000)
Net increase (decrease) in cash and cash equivalents	(66,000)	95,000
Cash and cash equivalents at beginning of period	219,000	110,000

Cash and cash equivalents at end of period	$153,000	$205,000

Supplemental disclosures of cash flow information:
Cash paid (received) during the period:
Interest	$30,000	$43,000
Income taxes	140,000	(436,000)
Non-cash investing activity:
Accrued earnings of unconsolidated subsidiary	$73,000	$410,000

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

2.          Condensed Financial Statements:

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2004.  In the opinion of Management, all adjustments considered necessary for a fair presentation have been included in the interim period.  Operating results for the three months ended February 28, 2005 are not necessarily indicative of the results that may be expected for the year ending August 31, 2005.

3.          Earnings Per share:

          At February 28, 2005 there were no stock options or similar instruments outstanding and therefore no dilutive effect to the number of shares outstanding.

4.          Inventories:

	February 28, 2005	August 31, 2004

Fabric and trim	$227,000	$141,000
Work in progress	1,646,000	1,225,000
Finished goods	3,868,000	2,092,000
Markdown allowances	(79,000)	(85,000)

	$5,662,000	$3,373,000

5.          Trade accounts receivable:

          Pursuant to the terms of an agreement between Nitches and a factor, Nitches sells a majority of its trade accounts receivable to the factor on a pre-approved, non-recourse basis.  The price at which the accounts are sold is the invoice amount reduced by the factor commission (.3% of the invoice amount) and all selling discounts.  For accounts sold to the factor without recourse, the factor is responsible for collection, assumes all credit risk, and obtains all of the rights and remedies against the company’s customers.  For such accounts, payment is due from the factor upon the earlier of the payment of the receivable to the factor by the customer, or the maturity of the receivable (generally 180 days from the date of shipment to the customer).  As of February 28, 2005 non-recourse receivables totaled $4,097,000.

          Trade accounts receivable not sold to the factor remain in the custody and control of the Company and the Company maintains all credit risk on those accounts as well as accounts which are sold to the factor with recourse.  The combined credit risk for non-factored and recourse receivables as of February 28, 2005, totaled $199,000.

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

NITCHES, INC.  AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statement (continued)

          The status of the Company’s trade accounts receivable and letters of credit are as follows:

	February 28, 2005	August 31, 2004

Receivables assigned to factor:
Non-recourse	$4,599,000	$5,028,000
Recourse	81,000	121,000
Advances from factor	(3,740,000)	(1,939,000)

Due from factor	940,000	3,210,000
Non-factored accounts receivable	118,000	837,000
Allowance for customer credits and doubtful accounts	(256,000)	(492,000)

	$802,000	$3,555,000

Contingent liabilities for irrevocable letters of credit	$2,244,000	$2,390,000

6.          Dividends:

          The Company did not pay any dividends during the current period or the prior fiscal year.

7.          Significant Customers:

          For the six months ended February 28, 2005, sales to Kohl’s and Stein Mart accounted for 54.9% and 7.1%, respectively, of the Company’s net sales.  Kohl’s and Wal-Mart (Sam’s Club) accounted for 34.0% and 26.7%, respectively, of the Company’s net sales for the six months ended February 29, 2004.  Sales to Kohl’s and Stein Mart accounted for 62.1% and 10.7%, respectively, of the Company’s net sales in the three months ended February 28, 2005.  By comparison, sales to Wal-Mart and Kohl’s accounted for 45.4% and 22.8%, respectively, of the Company’s net sales in the three months ended February 29, 2004.

          As of February 28, 2005, Kohl’s accounted for 60.7% of the Company’s trade receivable balance.  Two customers, Wal-Mart and Kohl’s, accounted for 59.1% and 16.5%, respectively, of the Company’s trade receivable balance as of February 29, 2004.

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

          Nitches reports any income or loss from the ongoing operation of Designer Intimates using the equity method of accounting, whereby Nitches’ 28% interest in Designer Intimates is reported as a single line item on the Consolidated Statement of Income.  For the three months ended February 28, 2005, the Company recognized a loss of $86,000 from the unconsolidated subsidiary. For that same period, Designer Intimates incurred a loss of $306,000 on sales of $9.3 million. For the three months ended February 29, 2004, the Company recognized a loss of $58,000 from the unconsolidated subsidiary, while for the same period Designer Intimates incurred a loss of $202,000 on sales of $12.1 million. For the six months ended February 28, 2005 the Company recognized $73,000 in income from the unconsolidated subsidiary.  For that same period, Designer Intimates earned net income of $262,000 on sales of $32.7 million.   For the six months ended February 29, 2004 the Company recognized $410,000 in income from the unconsolidated subsidiary.  For that same period, Designer Intimates had net income of $1.5 million on sales of $49.2 million.  Cumulative losses on this investment of $149,000 and $222,000 are shown as a liability on the consolidated balance sheet as of February 28, 2005 and August 31, 2004, respectively.

Following are the unaudited condensed financial statements of Designer Intimates, Inc. as of February 28, 2005    for the 6 month period then ended:

Designer Intimates, Inc.
Consolidated Balance Sheet
(Unaudited)

	February 28, 2005	August 31, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$245,000	$120,000
Trade accounts receivable, less allowances	129,000	—
Inventories	1,468,000	5,301,000
Deferred income taxes	125,000	125,000
Other current assets	94,000	87,000

Total current assets	2,061,000	5,633,000
Furniture, fixtures and equipment, net	471,000	651,000
Goodwill	2,548,000	2,548,000
Other intangibles, subject to amortization	109,000	201,000
Other assets	119,000	175,000

	$5,308,000	$9,208,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Due to factor	$—	$317,000
Accounts payable	4,740,000	8,561,000
Accrued expenses	831,000	770,000
Income taxes payable	265,000	350,000

Total current liabilities	5,836,000	9,998,000
Shareholders’ equity:
Common stock	3,000	3,000
Retained earnings	(531,000)	(793,000)

Total shareholders’ equity	(528,000)	(790,000)

	$5,308,000	$9,208,000

Designer Intimates, Inc.
Consolidated Income Statements
(Unaudited)

	Three Months Ended		Six Months Ended

	February 28, 2005	February 29 2004	February 28, 2005	February 29 2004

Net Sales	$9,347,000	$12,128,000	$32,659,000	$49,225,000
Cost of sales	7,085,000	9,183,000	25,867,000	39,105,000

Gross profit	2,262,000	2,945,000	6,792,000	10,120,000
Operating expenses	2,789,000	3,166,000	6,156,000	7,333,000
Amortization of intangible assets	46,000	47,000	93,000	93,000

Income from operations	(573,000)	(268,000)	543,000	2,694,000
Interest expenses	67,000	34,000	180,000	145,000
Other (income)	(84,000)	—	(99,000)	(16,000)

Income before income taxes	(556,000)	(302,000)	462,000	2,565,000
Provision for income taxes	(250,000)	(100,000)	200,000	1,100,000

Net income	$(306,000)	$(202,000)	$262,000	$1,465,000

9.          New Accounting Pronouncements:

          The FASB did not issue any new Statements of Financial Accounting Standards during the current period that were applicable to the Company.

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

          Allowances for Sales Returns, Doubtful Accounts and Other.  Sales are recorded net of estimated future returns, uncollectible accounts receivable and other customer related allowances.  Management analyzes historical returns and bad debt expense, current economic trends, changes in customer demand and sell-through of our products when evaluating the adequacy of these allowances.  In addition, the Company may provide warehousing credits and other allowances to certain customers in accordance with industry practice.  These reserves are determined based on historical experience, budgeted customer allowances and existing commitments to customers.  Although management believes it has established adequate reserves with respect to these items, actual activity could vary from management’s estimates and such variances could have a material impact on reported results.  At February 28, 2005 the trade accounts receivable balance was $802,000, net of allowances of $256,000 and factor advances of $3.7 million, as compared to a balance of $3.6 million, net of allowances of $492,000 and factor advances of $1.9 million at August 31, 2004.  At February 29, 2004 the trade accounts receivable balance was $1.8 million, net of allowances for doubtful accounts of $501,000 and factor advances of $7.2 million.

          Inventory. The Company marks down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about age of the inventory, future demand and market conditions. This process provides for a new basis for the inventory until it is sold.  If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required.  The Company’s inventory balance was $5.7 million, net of inventory markdowns of $79,000, at February 28, 2005 as compared to an inventory balance of $3.4 million, net of inventory markdowns of $85,000, at August 31, 2004.  At February 29, 2004 the inventory balance was $6.0 million, net of inventory markdowns of $203,000.

Results of Operations

Six Months Ended February 28, 2005 Compared to the Six Months Ended February 29, 2004

          Net sales for the six months ended February 29, 2005 decreased 22.0% or $3.6 million as compared to the six months ended February 29, 2004.  This decrease was attributable to lower unit sales of the Company’s men’s wear and women’s sleepwear products.   The men’s wear decline was driven primarily by the loss of Sam’s Club as a customer, offset partially by an increase in orders from Kohl’s and Stein Mart, while the sleepwear decline came as result of reduced orders from Mervyn’s.

          Cost of sales as a percent of net sales increased 6.4%, generating a lower gross profit margin of 22.6% for the six months ended February 29, 2005 as compared to 29.1% for the year earlier period.  The decrease in gross margin came primarily as the result of the loss of higher gross margin sales (in excess of 40%) in the Company’s men’s wear line, which were included in the year earlier period.  The Company’s product mix constantly changes to reflect customer mix, fashion trends and changing seasons.  Consequently, gross margin is likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

          Selling, general and administrative expenses for the first half of fiscal 2005 decreased $272,000 as compared to a year ago, due to a decrease in selling commissions associated with the Company’s men’s wear line offset partially by increased professional service fees associated with expanded governance and compliance activities.  Expenses included $2.0 million of selling and merchandising expenses and $624,000 of shipping and warehousing expenses.  This compares with $2.4 million of selling and merchandising expenses and $625,000 of shipping and warehousing expenses incurred for the six months ended February 29, 2004.  Expenses increased as a percent of net sales to 30.1% from 25.2% in the prior period, due to the decrease in net sales and the increased professional service expenditures noted above.

          Interest expense decreased $12,000 for the current period to $31,000 as compared to $43,000 for the six months ended February 29, 2004.  This decline derived from lower advance requirements under the Company’s factoring agreement in line with reduced sales and purchasing activity and in spite of higher interest rates charged on these advances.

          The Company’s income tax provision for the six months ended February 28, 2005, reflects a $384,000 tax benefit accrued at an estimated 39% tax rate on the Company’s pretax loss for the quarter of $993,000, excluding the $73,000 income from Designer Intimates.  The Company also utilized an estimated tax rate of 39% for the six months ended February 29, 2004.  The Company recognized a $240,000 expense in the prior period on pretax income of $604,000.

Three Months Ended February 28, 2005 Compared to the Three Months Ended February 29, 2004

          Net sales of $6.5 million for the three months ended February 28, 2005, decreased approximately $3.2 million (32.7%) from net sales of $9.7 million for the three months ended February 29, 2004.  This decrease was attributable to a decrease in unit sales in the Company’s men’s wear product line, driven primarily by the loss of Sam’s Club as a customer, offset partially by an increase in orders from Kohl’s and Stein Mart.

          Cost of sales as a percent of net sales increased 12.2%, generating a lower gross profit margin of 19.4% for the three months ended February 28, 2005 as compared to 31.6% for the year earlier period.  The decrease in gross margin came primarily as the result of the loss of higher gross margin sales (in excess of 40%) in the Company’s men’s wear line, which were included in the year earlier period.  The Company’s product mix constantly changes to reflect customer mix, fashion trends and changing seasons.  Consequently, gross margin is likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

          Selling, general and administrative expenses for the second quarter of fiscal 2005 declined $507,000 as compared to a year ago; due primarily to a decrease in sales commissions and selling related expenses in line with the reduced sales volume in the Company’s men’s wear product line.  Expenses included $1.1 million of selling and merchandising expenses and $308,000 of shipping and warehousing expenses.  This compares with $1.4 million of selling and merchandising expenses and $348,000 of shipping and warehousing expenses incurred during the quarter ended February 29, 2004.  Expenses increased as a percent of net sales to 29.9% from 25.4% in the year earlier period, due to the decrease in sales from the earlier period.

          Interest expense decreased $7,000 in the current quarter to $25,000 as compared to $32,000 for the three months ended February 29, 2004.  This decline was due to fewer advances made under the Company’s factoring agreement in line with sales and inventory levels.

          The Company’s income tax provision for the three months ended February 28, 2005, reflects a $275,000 tax benefit accrued at an estimated 39% tax rate on a pretax loss for the quarter of $713,000, which excludes the $86,000 loss on the investment in Designer Intimates.  The Company also utilized an estimated tax rate of 39% for the three months ended February 29, 2004.  There were no tax reserve write-offs or other tax adjustments in either period.

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

          Nitches reports any income or loss from the ongoing operation of Designer Intimates using the equity method of accounting, whereby Nitches’ 28% interest in Designer Intimates is reported as a single line item on the Consolidated Statement of Income. For the three months ended February 28, 2005, the Company recognized a loss of $86,000 from the unconsolidated subsidiary. For that same period, Designer Intimates incurred a loss of $306,000 on sales of $9.3 million. For the three months ended February 29, 2004, the Company recognized a loss of $58,000 from the unconsolidated subsidiary, while for the same period Designer Intimates incurred a loss of $202,000 on sales of $12.1 million. For the six months ended February 28, 2005 the Company recognized $73,000 in income from the unconsolidated subsidiary.  This income is reported net of tax and is not taxable to the Company.  For that same period, Designer Intimates had net income of $262,000 on sales of $32.7 million.  Cumulative losses on this investment of $149,000 and $222,000 are shown as a liability on the consolidated balance sheet as of February 28, 2005 and August 31, 2004, respectively.

          Nitches has introduced Designers Intimates to the factories that Nitches uses for its own sleepwear product line. This provides access to a lower cost production base than Designer Intimates has had in Turkey where it has historically produced over ninety percent of it products which are predominantly robes and lounge wear.  In an agreement with Designer Intimates, Nitches produces a line of sleepwear under the Dockers® label.  This product contributed approximately $2.8 million dollars of sales for Nitches in the current period.  As of February 28, 2005, Nitches had a backlog of approximately $2.6 million for this product line.

Liquidity and Capital Resources

          Working capital decreased to $5.0 million at February 28, 2005, from $5.6 million at August 31, 2004.  The current ratio decreased to 2.84:1 at February 28, 2005 from 3.09:1 at August 31, 2004, due to a higher percentage increase in current liabilities of 39.1% versus a 1.3% rise in current assets.  Current liabilities increased in line with increased operating expenses for the current period and increased purchases that generated the higher inventory level at the period end.  Current assets increased due to a rise in inventory from $3.4 million to $5.7 million, offset by a lower current period accounts receivable balance of $802,000 versus $3.6 million at the end of the prior fiscal year.  Receivables were lower as of February 28, 2005 due to increased factor advances of $3.7 million versus advances of $1.9 million at the end of the prior fiscal year.  Receivables on the balance sheet are net of these factor advances.

          The Company sells substantially all of its trade receivables to a factor (CIT) on a pre-approved, non-recourse basis. The Company attempts to make any recourse shipments on a COD basis or ensure that the customers’ payments are backed by a commercial or standby letter of credit issued by the customers’ bank.  The amount of the Company’s receivables that were recourse and were not made on a COD basis or supported by commercial or standby letters of credit at February 28, 2005 was approximately $199,000, of which approximately $48,000 had been collected through March 31, 2005.

          Payment for non-recourse factored receivables is made at the time customers make payment to CIT or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date.  Under the factoring agreement, the Company can request advances in anticipation of customer collections at the prime rate (currently 5.25%) less one and one-half percent (1.5%).  The amount of advances available to the Company is limited to eighty-five percent (85%) of non-recourse factored receivables.

          The Company may issue import letters of credit through CIT for the purchase of inventory in the normal course of its operations.  Letters of credit are subjected to a limit of $6 million.  At February 28, 2005, the Company had outstanding letters of credit of approximately $2.2 million for the purchase of finished goods, which had been opened through CIT.

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

Contractual Obligations and Commercial Commitments

Payments due/Commitments expiring per period

	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years		Over 5 years

Operating leases	$540,000	$362,000	$178,000
Letters of credit	2,244,000	2,244,000
Guarantees	3,000,000			3,000,000	*

Total obligations & commitments	$5,784,000	$2,606,000	$178,000	$3,000,000		$—

* Due on demand

Inventory

          The Company’s inventory increased 67.9% to $5.7 million at February 28, 2005, from $3.4 million at August 31, 2004.  Compared to inventories of $6.0 million at February 29, 2004, inventories ending the current period decreased 5.5%, primarily because the Company is holding less inventory for near-term order fulfillment due to a shift in sales mix and related shorter lead times required by key suppliers.  The Company believes that its current inventory mix and unit levels are appropriate to respond to anticipated market demand.

          In its ordinary course of operations, the Company generally makes some sales below its normal selling prices or below cost.  Based on prior experience, management believes this will be true for some inventory held on or acquired after February 28, 2005.  The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

          The Company has established an inventory markdown reserve as of February 28, 2005, which management believes will be sufficient for current inventory that is expected to sell below cost in the future.  There can be no assurance that the Company will realize its expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of February 28, 2005 for which customer sales orders have not yet been received.  The inventory markdown reserve is calculated based on specific identification of aged goods and styles that are slow-moving or selling off-price.

Backlog

          As of February 28, 2005, the Company had on-hand unfilled customer orders of $10.7 million as compared to $8.8 million at February 29, 2004, with such orders generally scheduled for delivery by August 2005 and 2004, respectively.  The increase in backlog is due primarily to an increase in orders for the Company’s sleepwear line, offset partially by decreased orders from men’s wear customers.

          Backlog amounts include both confirmed and unconfirmed orders that the Company believes, based on industry practice and past experience, will be confirmed.  While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at February 28, 2005.  Because of the Company’s reliance upon a few major accounts, any deteriorating financial performance by one or more of these customers could lead to the cancellation of existing orders and/or an inability to secure future orders, which would have a material adverse financial effect on the Company.

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

Future Operating Results

          Business conditions in the apparel sector continue to be characterized by limited consumer demand and persistent discounting of merchandise by retailers.  The propensity of consumers to seek “on sale” merchandise has sustained the use of significant discounting by most retailers to stimulate sales.  In general, retailers have to sell more units in order to achieve sales equal to or exceeding prior years.  The Company does not expect significant improvement in business conditions in the apparel sector for the remainder of this fiscal year.  Furthermore, the Company has begun incurring significant expense related to internal controls documentation, testing and remediation requirements as mandated by Sarbanes-Oxley legislation with which the Company must be in compliance by August 31, 2006.  In view of the market uncertainties and economic pressures facing the Company, management remains conservative in its approach to the current fiscal year.

Item 4.  Controls and Procedures

          In October 2004, our management concluded that that there were certain material weaknesses in our internal controls and procedures.  The material weaknesses noted related to segregation of duties in the payroll process and in the monthly closing process; inadequate review and approval of management-level adjustments and entries.  We discussed these material weaknesses with our auditors, Moss Adams, LLP, who recommended taking steps to alleviate the inadequate segregation of duties within these areas.

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

•	The Audit Committee began reviewing and approving all officer expense reimbursements.
•	We have retained a Controller.
•	We have removed the payroll clerk, who is a related party, from the authorized check signer list.

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

PART II.   OTHER INFORMATION

Item 1.     Legal Proceedings

          By letter dated December 6, 2004, the Company, together with Steve Wyandt and Paul Wyandt, were served notice by the U.S. Department of Labor that a complaint has been filed with the office of Occupational Safety & Health Administration by Angel Martin Aquino alleging discriminatory employment practices in violation of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002 (also known as the Sarbanes-Oxley Act).  Mr. Aquino was seeking alleged actual and compensatory damages of $43,000 and $300,000, respectively.  On or about January 13, 2005, the Company responded to a detailed request for information from OSHA.  Subsequently OSHA issued a letter dated February 25, 2005, finding that the Company, together with Steve Wyandt and Paul Wyandt, did not commit any violations of the Sarbanes-Oxley Act and dismissed Mr. Aquino’s complaint.

Item 6.     Exhibits

          See Exhibit Index.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

NITCHES, INC.
Registrant

April 14, 2005	By:	/s/ STEVEN P. WYANDT

Steven P. Wyandt
As Principal Financial Officer and on behalf of the Registrant

EXHIBIT INDEX

Exhibit Number	Description

31	Certification of the principal executive and financial officer, Steven P. Wyandt, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the principal executive and financial officer, Steven P. Wyandt, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002