Form 10-Q
period 2005-05-31
NITCHES INC
filed 2005-07-21
CIK 772263

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2005

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
Yes    ☐  No   ☒

As of May 31, 2005 the Registrant had 1,171,169 shares of common stock outstanding.

PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements

NITCHES, INC.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	May 31, 2005	August 31, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$597,000	$219,000
Receivables:
Trade accounts, less allowances	970,000	3,555,000
Income taxes receivable	711,000	—
Due from affiliates and employees	19,000	32,000

Total receivables	1,700,000	3,587,000
Inventories, less allowances	4,057,000	3,373,000
Deferred income taxes	108,000	288,000
Other current assets	470,000	89,000

Total current assets	6,932,000	7,556,000
Furniture, fixtures and equipment, net	29,000	37,000
Deferred income taxes	12,000	12,000
Other assets	17,000	17,000

	$6,990,000	$7,622,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,579,000	$1,366,000
Accrued expenses	459,000	519,000
Income taxes payable	—	54,000

Total current liabilities	2,038,000	1,939,000
Long term liabilities:
Loss on investment in Designer Intimates, Inc.	214,000	222,000
Shareholders’ equity:
Preferred stock, no par value; 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 50,000,000 shares authorized; 1,171,169 shares issued and outstanding	1,495,000	1,495,000
Retained earnings	3,243,000	3,966,000

Total shareholders’ equity	4,738,000	5,461,000

	$6,990,000	$7,622,000

The accompanying notes are an integral part of these financial statements.

NITCHES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,

	2005	2004	2005	2004

Net sales	$7,403,000	$9,024,000	$20,261,000	$25,503,000
Cost of goods sold	5,808,000	6,305,000	15,756,000	17,991,000

Gross profit	1,595,000	2,719,000	4,505,000	7,512,000
Selling, general and administrative expenses	2,216,000	2,264,000	6,091,000	6,404,000

Income/(loss) from operations	(621,000)	455,000	(1,586,000)	1,108,000
Interest and other income	456,000	—	456,000	—
Interest expense	(40,000)	(40,000)	(70,000)	(83,000)
Income/(loss) from unconsolidated subsidiary	(66,000)	(172,000)	8,000	238,000

Income/(loss) before income taxes	(271,000)	243,000	(1,192,000)	1,263,000
Provision/(benefit) for income taxes	(83,000)	160,000	(468,000)	400,000

Net income/(loss)	$(188,000)	$83,000	$(724,000)	$863,000

Earnings per share	$(0.16)	$0.07	$(0.62)	$0.74

Shares outstanding	1,171,169	1,171,169	1,171,169	1,171,169

The accompanying notes are an integral part of these financial statements.

NITCHES, INC.  AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended May 31,

	2005	2004

Net income (loss)	$(724,000)	$863,000
Cash flows from operating activities:
Depreciation and amortization	21,000	20,000
(Increase) decrease in accounts receivable	2,598,000	(4,196,000)
(Increase) decrease in income taxes receivable	(765,000)	—
Decrease in deferred income taxes receivable	180,000	—
Decrease in inventories and other current assets	(1,065,000)	2,444,000
Increase (decrease) in payables and accrued expenses	153,000	1,244,000
Non-cash income from unconsolidated subsidiary	(8,000)	(238,000)

Net cash provided by operating activities	$390,000	$137,000
Cash flows from investing activities:
Capital expenditures	(12,000)	(8,000)
Net increase (decrease) in cash and cash equivalents	378,000	129,000
Cash and cash equivalents at beginning of period	219,000	110,000

Cash and cash equivalents at end of period	$597,000	$239,000

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$70,000	$83,000
Income Taxes	$141,000	$—
Non-cash investing activity:
Accrued earnings of unconsolidated subsidiary	$(8,000)	$(238,000)

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

2.     Condensed Financial Statements:

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2004.  In the opinion of Management, all adjustments considered necessary for a fair presentation have been included in the interim period.  Operating results for the nine months ended May 31, 2005 are not necessarily indicative of the results that may be expected for the year ending August 31, 2005.

3.     Earnings Per share:

          At May 31, 2005 and 2004, there were no stock options or similar instruments outstanding and therefore no dilutive effect to the number of shares outstanding.

4.     Inventories:

	May 31, 2005	August 31, 2004

Fabric and trim	$205,000	$141,000
Work in progress	1,087,000	1,225,000
Finished goods	2,840,000	2,092,000
Markdown allowances	(75,000)	(85,000)

	$4,057,000	$3,373,000

5.     Trade accounts receivable:

          Pursuant to the terms of an agreement between Nitches and a factor, Nitches sells a majority of its trade accounts receivable to the factor on a pre-approved, non-recourse basis.  The price at which the accounts are sold is the invoice amount reduced by the factor commission (.3% of the invoice amount) and all selling discounts.  For accounts sold to the factor without recourse, the factor is responsible for collection, assumes all credit risk, and obtains all of the rights and remedies against the company’s customers.  For such accounts, payment is due from the factor upon the earlier of the payment of the receivable to the factor by the customer, or the maturity of the receivable (generally 180 days from the date of shipment to the customer).  As of May 31, 2005, non-recourse receivables totaled $4.2 million, while factored with recourse receivables totaled $106,000.

          Trade accounts receivable not sold to the factor remain in the custody and control of the Company and the Company maintains all credit risk on those accounts as well as accounts which are sold to the factor with recourse.  The combined credit risk for non-factored and recourse receivables as of May 31, 2005, totaled $191,000.

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

NITCHES, INC.  AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statement (continued)

5.     Trade accounts receivable (continued):

          The status of the Company’s trade accounts receivable and letters of credit are as follows:

	May 31, 2005	August 31, 2004

Receivables assigned to factor:
Non-recourse	$4,166,000	$5,028,000
Recourse	106,000	121,000
Advance payments from factor	(3,112,000)	(1,939,000)

Due from factor	1,160,000	3,210,000
Non-factored accounts receivable	85,000	837,000
Allowance for customer credits and doubtful accounts	(275,000)	(492,000)

	$970,000	$3,555,000

Contingent liabilities for irrevocable letters of credit	$4,030,000	$2,390,000

6.     Dividends:

          The Company did not pay any dividends during the current or prior fiscal years.

7.     Significant Customers:

          Sales to one customer, Kohl’s, accounted for 43.0% of the Company’s net sales in the three months ended May 31, 2005.  Two customers, Wal-Mart (Sam’s Club) and Kohl’s, accounted for 38.6% and 23.5% of the Company’s net sales in the three months ended May 31, 2004.  Kohl’s accounted for 55.9% of the Company’s net sales for the nine months ended May 31, 2005. Two customers, Wal-Mart (Sam’s Club) and Kohl’s, accounted for 30.9% and 30.2% of the Company’s net sales for the nine months ended May 31, 2004. The absence of Sam’s Club as a significant customer for the current year is due to the loss of business from this customer.

          Two customers, Kohl’s & TJX Companies Inc, accounted for 49.6 and 9.0% respectively of the Company’s trade receivable balance as of May 31, 2005.  Two customers, Wal-Mart (Sam’s Club) & Kohl’s, accounted for 46.1% and 14.6% respectively of the Company’s trade receivable balance at May 31, 2004.

8.     Minority Interest:

          In October 2002 the Company acquired a 28% interest in Designer Intimates, Inc., which owns 100% of NAP, Inc., a New York-based intimate apparel company.  Designer Intimates had acquired NAP from its founders and obtained a credit line of approximately $12 million from HSBC, later assumed by CIT, secured by the inventory and accounts receivable of NAP and the guarantees of shareholders of Designer Intimates.  Nitches guarantees $3 million of this credit line and this guarantee formed the consideration from Nitches for its 28% ownership interest in Designer Intimates. In the event of a call on this guaranty by CIT, Nitches has a contract with the remaining shareholders of Designer Intimates to limit Nitches’ exposure to 28% of the called value, subject to maximum guaranty of $3.0 million.

          Nitches reports any income or loss from the ongoing operation of Designer Intimates using the equity method of accounting, whereby Nitches’ 28% interest in Designer Intimates is reported as a single line item on the Consolidated Statement of Income.  For the nine months ended May 31, 2005, the Company recognized $8,000 in income from the unconsolidated subsidiary.  This income is reported net of tax and is not taxable to the Company.  For that same period,

Designer Intimates earned net income of $28,000 on sales of $40.0 million.  For the nine months ended May 31, 2004, the Company recognized $238,000 in income from Designer Intimates on net income of $851,000 and sales of $61.3 million.  For the three months ended May 31, 2005, the Company recognized a $66,000 loss from the unconsolidated subsidiary.  For that same period Designer Intimates lost $234,000 on sales of $7.4 million.  For the three months ended May 31, 2004, the Company recognized a $172,000 loss from Designer Intimates on a loss of $614,000 and sales of $12.1 million for the unconsolidated subsidiary.

          Following are the unaudited condensed balance sheets of Designer Intimates, Inc. as of May 31, 2005 and August 31, 2004 and unaudited condensed income statements for the 3 and 9 month periods then ended:

Designer Intimates, Inc.
Consolidated Balance Sheet
(Unaudited)

	May 31, 2005	August 31,2004

Assets
Current assets:
Cash and cash equivalents	$452,000	$120,000
Trade accounts receivable, less allowances	85,000	—
Inventories	1,180,000	5,301,000
Deferred income taxes	125,000	125,000
Other current assets	66,000	87,000

Total current assets	1,908,000	5,633,000
Furniture,fixtures and equipment, net	381,000	651,000
Goodwill	2,548,000	2,548,000
Other intangible assets, subject to amortization	62,000	201,000
Deferred income taxes	75,000	—
Other assets	44,000	175,000

Total Assets	$5,018,000	$9,208,000

Liabilities
Current Liabilities
Due to factor	$—	$317,000
Accounts payable	4,674,000	8,561,000
Accrued expenses	951,000	770,000
Income taxes payable	155,000	350,000

Total current liabilities	5,780,000	9,998,000
Shareholders’ equity:
Common stock	3,000	3,000
Retained earnings	(765,000)	(793,000)

Total shareholders’ equity	(762,000)	(790,000)
	$5,018,000	$9,208,000

Designer Intimates, Inc.
Consolidated Income Statements
(Unaudited)

	Three Months Ended		Nine Months Ended

	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004

Net Sales	$7,383,000	$12,071,000	$40,041,000	$61,296,000
Cost of sales	5,593,000	9,325,000	31,460,000	48,430,000

Gross profit	1,790,000	2,746,000	8,581,000	12,866,000
Operating expenses	2,068,000	3,716,000	8,223,000	11,049,000
Amortization of intangible assets	47,000	47,000	139,000	140,000

Income from operations	(325,000)	(1,017,000)	219,000	1,677,000
Interest expenses	42,000	48,000	223,000	193,000
Other (income)	(23,000)	(51,000)	(122,000)	(67,000)

Income/(loss) before income taxes	(344,000)	(1,014,000)	118,000	1,551,000
Provision/(benefit) for income taxes	(110,000)	(400,000)	90,000	700,000

Net income/(loss)	$(234,000)	$(614,000)	$28,000	$851,000

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

          Allowances for Sales Returns, Doubtful Accounts and Other.  Sales are recorded net of estimated future returns, uncollectible accounts receivable and other customer related allowances.  Management analyzes historical returns and bad debt expense, current economic trends, changes in customer demand and sell-through of our products when evaluating the adequacy of these allowances.  In addition, the Company may provide warehousing credits and other allowances to certain customers in accordance with industry practice.  These reserves are determined based on historical experience, budgeted customer allowances and existing commitments to customers.  Although management believes it has established adequate reserves with respect to these items, actual activity could vary from management’s estimates and such variances could have a material impact on reported results.  At May 31, 2005, trade accounts receivable balance was $1.2 million, net of allowances of   $275,000 as compared to the balance of $3.6 million, net of allowances of $492,000 and factor advances of $1.9 million at August 31, 2004.  At May 31, 2004, the trade accounts receivable balance was $5.1 million, net of allowances for doubtful accounts of $499,000.

          Inventory. The Company marks down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about age of the inventory, future demand and market conditions. This process provides for a new basis for the inventory until it is sold. If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required.  The Company’s inventory balance was $4.1 million, net of inventory markdowns of $75,000, at May 31, 2005, as compared to an inventory balance of $3.4 million, net of inventory write-downs of $85,000, at August 31, 2004.  At May 31, 2004, the inventory balance was $3.0 million, net of inventory write-downs of $120,000.

Results of Operations

Nine Months Ended May 31, 2005 Compared to the Nine Months Ended May 31, 2004

          Net sales for the nine months ended May 31, 2005, decreased 20.6% or $5.2 million as compared to the nine months ended May 31, 2004.  This decrease was attributable to lower unit sales of the Company’s men’s wear and women’s sleepwear products.  The men’s wear decline was driven primarily by the loss of Sam’s Club as a customer, offset partially by an increase in orders from Kohl’s and Stein Mart, while the sleepwear decline came as a result of reduced orders from Mervyn’s.

          Cost of sales as a percent of net sales increased 7.3% generating a lower gross profit margin of 22.2% for the nine months ended May 31, 2005, as compared to 29.5% in the year earlier period.  The decrease in gross margin came primarily as the result of the loss of higher gross margin sales (in excess of 40%) in the Company’s men’s wear line, which were included in the year earlier period.  The Company’s product mix constantly changes to reflect customer mix, fashion trends and changing seasons.  Consequently, gross margin is likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

          Selling, general and administrative expenses for the  nine months ended May 31, 2005, declined $313,000 as compared to a year ago; due primarily to a decrease in sales commissions and selling related expenses in line with the reduced sales volume in the Company’s men’s wear product line.  Expenses included $3.7 million of selling and merchandising expenses and $959,000 of shipping and warehousing expenses. This compares with $3.3 million of selling and merchandising expenses and $977,000 of shipping and warehousing expenses incurred for the nine months ended May 31, 2004.  Expenses increased as a percent of net sales to 30.1% from 25.1% in the year earlier period, due to the decrease in sales from the earlier period.

          Other income for the recent nine months of $456,000 includes $453,000 for the repayment of a note receivable that the Company issued related to a sale of product lines in 1995.  This note had been written off by the Company in fiscal 2001 as part of a credit reorganization of the buyer.  However, due to improved financial performance of the buyer achieved in part through continued guidance and support from the Company, the buyer recently elected to repay the balance of the note.

          Interest expense decreased $13,000 for the current period to $70,000 as compared to $83,000 for the nine months ended May 31, 2004.  This decline derived from lower advance requirements under the Company’s factoring agreement in line with reduced sales and purchasing activity and in spite of higher interest rates charged on these advances.

          The Company’s income tax provision for the nine months ended May 31, 2005, reflects a $468,000 tax benefit accrued at an estimated 39% tax rate on the Company’s pretax loss for the quarter of $1,184,000, excluding the $8,000 gain on the investment in Designer Intimates.  The Company also utilized an estimated tax rate of 39% for the nine months ended May 31, 2004.  The Company recognized a $400,000 expense in the prior period on pretax income of $1,025,000.

Three Months Ended May 31, 2005 Compared to the Three Months Ended May 31, 2004

          Net sales of $7.4 for the three months ended May 31, 2005, decreased approximately $1.6 million (18.0%) over net sales of $9.0 million for the three months ended May 31, 2004.  This decrease was attributable to a decrease in unit sales in the Company’s men’s wear product line, driven primarily by the loss of Sam’s Club as a customer, offset partially by an increase in orders from Kohl’s and Stein Mart.

          Cost of sales as a percent of net sales increased 8.6%, generating a lower gross profit margin of 21.5% for the three months ended May 31, 2005 as compared to 30.1% for the year earlier period.  The decrease in gross margin came primarily as the result of the loss of higher gross margin sales (in excess of 40%) in the Company’s men’s wear line, which were included in the year earlier period.  The Company’s product mix constantly changes to reflect customer mix, fashion trends and changing seasons.  Consequently, gross margin is likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

          Selling, general and administrative expenses for the third quarter of fiscal 2005 decreased $48,000 as compared to a year ago; due primarily to a decrease in sales commissions and selling related expenses in line with the reduced sales volume in the Company’s men’s wear product line. Expenses included $1,454,000 of selling and merchandising expenses and $335,000 of shipping and warehousing expenses.  This compares with $1,245,000 of selling and merchandising expenses and $353,000 of shipping and warehousing expenses incurred during the quarter ended May 31, 2004.  Expenses increased as a percent of net sales to 29.9% from 25.1% in the year earlier period, due to the decrease in sales from the earlier period.

          Other income for the recent three months of $456,000 includes $453,000 for the repayment of a note receivable that the Company issued related to a sale of product lines in 1995.  This note had been written off by the Company in fiscal 2001 as part of a credit reorganization of the buyer.  However, due to improved financial performance of the buyer achieved in part through continued guidance and support from the Company, the buyer recently elected to repay the balance of the note.

          Interest expense of $40,000 remained constant in the current quarter as compared to $40,000 for the three months ended May 31, 2004.  The Company required fewer advances in the current period than during the prior period, however the reduction in advances was offset by continued rising interest rates charged by the Company’s factor.

          The Company’s income tax provision for the three months ended May 31, 2005 reflects an $83,000 tax benefit accrued at an estimated 39% tax rate on the Company’s pretax loss of $205,000 before the recognized loss from the unconsolidated subsidiary for the quarter of $66,000.  The Company also utilized an estimated tax rate of 39% for the three months ended May 31, 2004.  There were no tax reserve write-offs or other tax adjustments in either period.

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

          Nitches reports any income or loss from the ongoing operation of Designer Intimates using the equity method of accounting, whereby Nitches’ 28% interest in Designer Intimates is reported as a single line item on the Consolidated Statement of Income.  For the three months ended May 31, 2005, the Company recognized a loss of $66,000 from the unconsolidated subsidiary.  For that same period Designer Intimates incurred a loss of $234,000 on sales of  $7.4       million.  For the three months ended May 31, 2004 the Company recognized a loss of $172,000 from the unconsolidated subsidiary, while for the same period Designer Intimates incurred a loss of $614,000 on sales of $12.1 million.  For the nine months ended May 31, 2005 the Company recognized a gain of $8,000 from the unconsolidated subsidiary.  For that same period Designer Intimates earned profit of $28,000 on sales of $40.0 million.  Cumulative losses on this investment of $214,000 and $222,000 are shown as a liability on the consolidated balance sheet as of May 31, 2005 and August 31, 2004 respectively.

          Nitches has introduced Designers Intimates to the factories that Nitches uses for its own sleepwear product line. This provides access to a lower cost production base than Designer Intimates has had in Turkey where it has historically produced over ninety percent of it products which are predominantly robes and lounge wear. In an agreement with Designer Intimates, Nitches produces a line of sleepwear under the Dockers® label.  This product contributed approximately $2.9 million dollars of sales for Nitches in the current period.  As of May 31, 2005, Nitches had a backlog of approximately $3.4 million for this product line.

Liquidity and Capital Resources

          Working capital decreased to $4.9 million at May 31, 2005, from $5.6 million at August 31, 2004.  The current ratio decreased to 3.4:1 at May 31, 2005 from 3.9:1 at August 31, 2004, due to a 5.1% rise in current liabilities and an 8.3% decrease in current assets.  Current liabilities increased in line with increased purchases in the current period that generated the higher inventory level at the period end.  Current assets decreased due to a lower current period accounts receivable balance of $1.7 million versus $3.6 million at the end of prior fiscal year. Receivables were lower as of May 31, 2005 due to increased factor advances of $3.1 million versus $1.9 million at the end of the prior fiscal year.  Receivables on the balance sheet are stated net of these factor advances.

          The Company sells substantially all of its trade receivables to a factor (CIT) on a pre-approved, non-recourse basis. The Company attempts to make any recourse shipments on a COD basis or ensure that the customers’ payments are backed by a commercial or standby letter of credit issued by the customers’ bank.  The amount of the Company’s receivables that were recourse and were not made on a COD basis or supported by commercial or standby letters of credit at May 31, 2005 was approximately $191,000, of which approximately $28,000 had been collected through June 30, 2005.

          Payment for non-recourse factored receivables is made at the time customers make payment to CIT or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date.  Under the factoring agreement, the Company can request advances in anticipation of customer collections at the prime rate (currently 5.75%) less one and one-half percent (1.5%).  The amount of advances available to the Company is limited to eighty-five percent (85%) of non-recourse factored receivables.

          The Company may issue import letters of credit through CIT for the purchase of inventory in the normal course of its operations.  Letters of credit are subjected to a limit of $6 million.  At May 31, 2005, the Company had outstanding letters of credit of approximately $4.0 million for the purchase of finished goods, which had been opened through CIT.

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

Contractual Obligations and Commercial Commitments

	Payments due/Commitments expiring per period

	Total Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years

Operating leases	$480,000	$359,000	$121,000
Letters of credit	4,030,000	4,030,000	—
Guarantees	3,000,000			3,000,000

Total obligations & commitments	$7,510,000	$4,389,000	$121,000	$3,000,000	$—

Inventory

          The Company’s inventory increased 20.3% to $4.1 million at May 31, 2005, from $3.4 million at August 31, 2004. Compared to inventories of $3.0 million at May 31, 2004, inventories ending the current period increased 36.7% primarily  because the Company is holding more inventory for near-term order fulfillment due to a shift in sales mix and related longer lead times required by key suppliers. The Company believes that its current inventory mix and unit levels are appropriate to respond to anticipated market demand.

          In its ordinary course of operations, the Company generally makes some sales below its normal selling prices or below cost.  Based on prior experience, management believes this will be true for some inventory held on or acquired after May 31, 2005.  The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

          The Company has established an inventory markdown reserve as of May 31, 2005, which management believes will be sufficient for current inventory that is expected to sell below cost in the future.  There can be no assurance that the Company will realize its expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of May 31, 2005 for which customer sales orders have not yet been received.  The inventory markdown reserve is calculated based on specific identification of aged goods and styles that are slow-moving or selling off-price.

Backlog

          The Company had unfilled customer orders of $13.6 million at May 31, 2005 compared to $10.3 million at May 31, 2004, with such orders generally scheduled for delivery by November 2005 and November 2004, respectively.  The increase in backlog is due primarily to an increase in orders for the Company’s sleepwear and western wear lines, offset partially by decreased orders from men’s wear customers.

          Backlog amounts include both confirmed and unconfirmed orders that the Company believes, based on industry practice and past experience, will be confirmed.  While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at May 31, 2005. Because of the Company’s reliance upon a few major accounts, any deteriorating financial performance by one or more of these customers could lead to the cancellation of existing orders and/or an inability to secure future orders, which would have a material adverse financial effect on the Company.

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

          The Company and our Audit Committee are committed to remediation of the material weaknesses.  During the period beginning in October 2004, we began to implement steps to address our internal controls and procedures.  The following remediation actions have been completed:

•	We began requiring the Accounting Manager to review, approve and maintain back-up for all accounting entries.
•	We have retained a Controller to oversee the closing process as well as to review the adequacy and completeness of all accounting entries..
•	The Audit Committee began reviewing and approving all officer expense reimbursements.
•	We have removed the payroll clerk, who is a related party, from the authorized check signer list.

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

NITCHES, INC.

Registrant

July 15, 2005	By:	/s/ STEVEN P. WYANDT

Steven P. Wyandt As Principal Financial Officer and on behalf of the Registrant

EXHIBIT INDEX

Exhibit Number	Exhibit

31	Certification of the principal executive and financial officer, Steven P. Wyandt, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the principal executive and financial officer, Steven P. Wyandt, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002