Form 10-K
period 2005-08-31
NITCHES INC
filed 2005-12-15
CIK 772263

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File Number 0-13851

NITCHES, INC.
(Exact name of registrant as specified in its charter)

California	95-2848021
(State of Incorporation)	(I.R.S. Employer Identification No.)

10280 Camino Santa Fe San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (858) 625-2633

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, no par value	NASDAQ Capital Market

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

As of October 31, 2005, 1,171,169 shares of the Registrant’s common stock were outstanding.

The aggregate market value of all equity securities held by non-affiliates of the Registrant as of the last business day of the most recently completed second fiscal quarter (February 28, 2005) based on the closing price of the Registrant’s stock in the NASDAQ Capital Market on that date was $5,047,738.

Documents Incorporated By Reference

Portions of the Definitive Proxy Statement, to be filed with the Commission and to be used in connection with the solicitation of proxies to be voted at the Registrant’s annual meeting of shareholders scheduled to be held in February 2006, are incorporated by reference into Part III of this Report on Form 10-K.

PART I

Item 1 - Business

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

          Statements in the annual report on Form 10-K under the caption “Business”, as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company’s behalf, that are not historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to differ materially from forecasted results.  Those risks include a softening of retailer or consumer acceptance of the Company’s products, pricing pressures, competitive forces,worldwide political instability, or unanticipated loss of a major customer.  In addition, the Company’s business, operations and financial condition are subject to reports and statements filed from time to time with the Securities and Exchange Commission.

General

          Nitches, Inc. (the “Company” or “Nitches”) designs, markets and distributes wholesale apparel to national retailers, regional chain stores and specialty retailers.  Product offerings include men’s casual lifestyle clothing by Newport Blue®, men’s golf apparel by The Skins Game®, women’s sleepwear by Dockers®, women’s western wear by Adobe Rose® and Southwest Canyon®, and women’s private label apparel and Saguaro® outerwear.  The Company provides fashionable clothing to the popularly priced market segment that generally retails between $10 and $35 per item.  For 35 years the Company has competed on the basis of price, quality, the desirability of its fabrics and designs, and the reliability of its delivery and service.

          In recent years the apparel market has been marked by deflation and reduced profit margins in many markets.  The consolidation of retail stores among a small number of national chains has given these chains leverage to seek lower pricing and thereby reduce profit margins for suppliers such as Nitches.  During this same time, more vertical retailers who design, produce and sell their own product direct to consumers have emerged.  Management has responded by discontinuing product lines in areas where the Company cannot maintain a reasonable profit margin and to develop products in categories that are underserved or where the Company retains an advantage in sources of supply, design or distribution.

Recent Developments

          Subsequent to fiscal 2005, on October 24, 2005, the Company acquired the remaining seventy-two percent (72%) of Designer Intimates, Inc. that Nitches did not own.  Designer Intimates is a New York City based importer and distributor of both branded and private label women’s sleepwear, robes, loungewear, swimwear and intimate apparel; men’s sleepwear, robes, and loungewear; and infant’s and children’s sleepwear and robes.  With the Designer Intimates acquisition, the Company has become a diversified supplier of women’s intimate apparel at multiple levels of retail distribution, added significant revenues, further strengthened the Company’s product mix, and added to the Company’s portfolio of brands.

Product Development and Design

          The in-house design and merchandising staff of Nitches develops high quality lines of clothing for each of the Company’s brands.  Using computer-based design and illustration technology, designers create original garment bodies (styles) with unique fabric prints and designs.  The Company also may incorporate prints and concepts purchased from freelance artists and independent design services.  The use of advanced design tools allows the Company to simulate a wide variety of product for development and presentation to retailers on printed storyboards and in catalogs.  The time and expense of sample production is thereby avoided or reduced as merchandisers narrow and refine product lines.

          Nitches responds to frequent style changes in women’s and men’s clothing by maintaining a program of evaluating current trends in style and fabric.  In an effort to continually stay abreast of fashion trends, Company representatives shop at department and specialty stores in the United States, Europe, Japan and other countries that are known to sell merchandise with advanced styling direction.  The Company may also seek input from selected customers and other industry resources.  Design teams then select styles, fabrics, and colors that interpret current fashion trends for their respective product lines.

          Retail store buyers may also provide specifications to the Company or may select for sale through their private label apparel programs styles from product lines Nitches’ designers have developed.  The Company then manufactures and imports these goods which are generally sold under a label owned by or exclusive to a retailer.  Retailers rely on the established reputation of the Company for arranging for foreign manufacture on a reliable, expeditious and cost-effective basis.

Sources of Supply

          Over 95% of the garments sold by the Company are manufactured abroad.  Contracting with foreign manufacturers enables the Company to take advantage of prevailing lower labor rates, with the consequent ability to produce a quality garment that can be retailed in the popular, value and moderate price ranges.  The Company arranges for the production of garments with suppliers on a purchase order basis, with each order generally backed by an irrevocable letter of credit.  The Company does not have any long-term contractual arrangements with manufacturers.  This provides the Company with flexibility regarding the selection of manufacturers for future production of goods.  The Company believes that it could replace the loss of any particular manufacturer in any country within a reasonable time period.  However, in the event of the loss of a major manufacturer the Company could experience a temporary interruption in supply.

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

          The following table shows the percentage of the Company’s total purchases, not including freight charges, duties and commissions, from each country for the years ended August 31, 2005, 2004, and 2003.

Percent of Total Purchases by Country

	Year ended August 31,

	2005	2004	2003

Cambodia	36.4	27.6	34.4
India	16.7	18.8	12.8
Pakistan	16.4	16.5	2.7
Hong Kong	15.4	7.1	3.5
Sri Lanka	5.7	13.6	7.0
United States	4.9	14.5	7.7
China	2.7	—	—
Mexico	1.0	—	—
Countries less than .95% each in the current year	0.8	1.9	31.9

          The Company owns 100% of the outstanding capital stock of Nitches Far East Ltd., a Hong Kong corporation that performs production coordination, quality control and sample production services for the Company.  Furthermore, the Company works with independent agents specializing in sourcing and production control in Cambodia, India, Pakistan and Sri Lanka.  The Company and its subsidiary perform no material manufacturing and maintain no significant assets outside the United States.

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

Raw Materials

          A substantial majority of the clothing sold by the Company is made of l00% cotton, although the Company also utilizes cotton blends, polyester, rayon and leather fabrics.  All of these fabrics are readily available in most countries in which the Company contracts for production and are easily imported to those countries that do not have an internal supply of such fabric.  The majority of the fabric that the Company uses comes from multiple sources of supply in China.  The Company is not dependent on a single source of supply for fabric that is not readily replaceable.

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

Marketing and Distribution

          The Company sells its products through an established sales network consisting of both in-house sales personnel and independent sales representatives.  The Company does not generally advertise, although customers sometimes feature the Company’s products in their advertisements.  Employees in Company showrooms in New York City and Los Angeles represent the Company in soliciting orders nationally.  In addition, senior managers of the Company have primary responsibility for sales to certain key accounts.  The Company’s products are also marketed by approximately 51 independent commissioned sales representatives.

          The presence of a national brand has emerged as a principle factor in apparel buying decisions.  In response, the Company has sought ownership or control of recognized brands for the categories of apparel which it distributes.  In an agreement with Designer Intimates, the Company markets Dockers® ladies sleepwear in a variety of fabrics and styles, including pajamas, nightshirts and nightgowns.  The Company designs and distributes men’s wear under the Newport Blue® and The Skins Game® labels through agreements with third parties.  The Company distributes women’s Western wear shirts under its own labels Adobe Rose® and Southwest Canyon®.  Western jeans are sold under the label Posted® through a licensing agreement with a third party supplier.  During 2005, we also began importing and distributing women’s sweaters and Saguaro® leather outerwear under an agreement with a third party.

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

          The Company’s business is concentrated on certain significant customers.  Sales to one customer accounted for 53.1% of the Company’s net sales during fiscal 2005.  Two customers accounted for 32.3% and 31.3% respectively, of the Company’s net sales in fiscal 2004.  While the Company believes its relationships with its major customers are good, because of competitive changes and availability of the types of garments sold by the Company from a number of other suppliers, there is the possibility that any customer could alter the amount of business it does with the Company.  If the Company experiences a significant decrease in sales to any of its major customers, and is unable to replace such sales volume with sales to other major customers, there could be a material adverse financial effect on the Company.

Imports and Import Restrictions

          The ability of the Company to import garments is subject to the risks of international commerce.  Imports into the United States are affected by, among other things, the cost of transportation and import restrictions that limit the specific number of garments that may be imported from any country during a specific period.  Countries from which the Company purchases garments may impose or alter quotas, duties or other restrictions on substantially all of the products imported by the Company.  Because of this uncertainty, the Company has sought diversity in the number of countries in which it has garments manufactured.

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

          Because of import restrictions and quotas, embargos, and political instability in some countries of origin,the Company may be unable, from time to time, to import certain types of garments.  Because of the Company’s dependence on foreign suppliers, a significant tightening or utilization of import quotas for the types of garments imported by the Company, applicable to a substantial number of countries from which the Company imports, could force the Company to seek other sources of supply and to take other actions which could increase costs of production.  This could also cause delays in production and result in cancellation of orders.  Any of these factors could result in an adverse financial impact on the Company.

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

Backlog

          At August 31, 2005 and August 31, 2004 the Company had unfilled customer orders of $9.9 million and $10.5 million, respectively, with such orders generally scheduled for delivery by March 2006 and 2005, respectively.  The decrease in order backlog was primarily in the Company’s sleepwear  product line due to delays in anticipated order placement from Kohl’s as they looked to place orders closer to requested delivery dates in order to more accurately anticipate consumer demand.  This decline was partially offset by the addition of orders for private label apparel and Saguaro® outerwear.  The amount of unfilled orders at any given time is affected by a number of factors, including the timing of the receipt and processing of customer orders and the scheduling of the manufacture and shipping of the product, which may be dependent on customer requirements.

          As of November 30, 2005, the Company had on-hand unfilled customer orders of $12.3 million as compared to $12.9 million at November 30, 2004, with such orders generally scheduled for delivery by May2006 and 2005, respectively.  The decrease in backlog is due to reduced sleepwear orders, offset partially by the inclusion of orders for private label apparel through the Company’s agreement with a third party.

          Backlog amounts include both confirmed orders and unconfirmed orders that the Company believes, based on industry practice and past experience, will be confirmed.  While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that such action by customers will not reduce the amount of sales realized from the backlog of orders at either August 31, 2005 or November 30, 2005.

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

Employees

          The Company’s ability to compete effectively is dependent, in part, on its ability to retain managerial personnel with experience in locating, developing and maintaining reliable sources of supply and to retain experienced sales and product development personnel.  As of August 31, 2005, the Company had 43 full-time employees, of whom nine worked in executive, administrative or clerical capacities and 26 worked in sales, design, and production.  Additionally, the Company employs eight individuals in its Hong Kong office who are responsible for fabric and trim sourcing, product development and quality control.  The Company contracts with an unrelated entity to provide warehouse services.  The Company may also employ temporary personnel on a seasonal basis.  None of the Company’s employees is represented by a union.  The Company considers its working relationships with its employees to be good and has never experienced an interruption of its operations due to any kind of labor dispute.

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

          Subsequent to fiscal 2005, on October 24, 2005, the Company acquired the remaining seventy-two percent (72%) of the issued and outstanding stock of Designer Intimates, Inc.  This transaction is further described in the Subsequent Event footnote 13 on page 29.  There are additional disclosures regarding the investment in the Equity Investment discussion on page 10 and page 25 presents condensed financial statements for Designer Intimates.

Item 1A – Risk Factors

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

          The Company’s business is concentrated on certain significant customers.  Sales to one customer accounted for 53.1% of the Company’s net sales during fiscal 2005.  Two customers accounted for 32.3%, and 31.3% respectively, of the Company’s net sales in fiscal 2004.  While the Company believes its relationships with its major customers are good, we do not have long-term contracts with any of them and purchases generally occur on an order-by-order basis. Because of competitive changes and the availability of the types of garments sold by the Company from a number of other suppliers, there is the possibility that any customer could alter the amount of business it does with the Company.  If the Company experiences a significant decrease in sales to any of its major customers, and is unable to replace such sales volume with orders from other major customers, there could be a material adverse financial effect on the Company.

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

          The retail apparel industry is highly competitive and fragmented.  Our competitors include numerous apparel designers, manufacturers, importers and licensors, many of which have greater financial and marketing resources than us.  We believe that the principal competitive factors in the apparel industry are:

•	timeliness, reliability and quality of services provided,
•	pricing that supports retailers’ targeted gross margins,
•	brand name and brand identity, and
•	the ability to anticipate customer requirements and consumer demand.

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

Item 1B – Unresolved Staff Comments

          None.

Item 2 - Properties

          The Company currently leases properties in New York, California and Hong Kong.  The Company leases one showroom in New York, one in Los Angeles and approximately 30,000 square feet of warehouse with administrative offices in San Diego.  The Company may lease additional short-term warehouse space from time to time as needed.

Item 3 - Legal Proceedings

          By letter dated December 6, 2004, the Company, together with Steve Wyandt and Paul Wyandt, were served notice by the U.S. Department of Labor that a complaint had been filed with the office of Occupational Safety & Health Administration (OSHA) by Angel Martin Aquino alleging discriminatory employment practices in violation of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002 (also known as the Sarbanes-Oxley Act).  OSHA thoroughly investigated the matter, found no basis for the complaint, and dismissed the matter on February 25, 2005.

Item 4 - Submission of Matters to a Vote of Security Holders

          There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II

Item 5 - Market for the Registrant’s Common Stock and Related Shareholder Matters

          The Company’s Common Stock trades on The NASDAQ Capital Market under the symbol NICH.  The number of shareholders of record of the Common Stock on October 31, 2005 was 103.  The Company believes that there are a significant number of beneficial owners of its Common Stock whose shares are held in “street name”.  The closing sales price of the Common Stock on October 31, 2005 was $5.10 per share.

          The high and low closing sale prices, adjusted for stock dividends, for each fiscal quarter ending on the specified date during the last two fiscal years were as follows:

	High	Low

FISCAL YEAR ENDED AUGUST 31, 2005
First Quarter	$7.16	$5.28
Second Quarter	6.65	4.21
Third Quarter	5.22	3.60
Fourth Quarter	5.28	4.35
FISCAL YEAR ENDED AUGUST 31, 2004
First Quarter	$5.16	$3.87
Second Quarter	6.25	3.63
Third Quarter	8.69	5.10
Fourth Quarter	8.98	4.83

          The Company does not have a quarterly dividend policy and did not pay or declare any dividends during fiscal year 2005 and 2004.

Item 6 - Selected Financial Data   (In thousands, except per share amounts)

OPERATING RESULTS DATA:

	Fiscal Year Ended August 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share amounts)
Net sales	$26,320	$32,179	$28,440	$29,589	$33,780
Cost of goods sold	20,534	22,783	21,856	22,214	24,854

Gross profit	5,786	9,396	6,584	7,375	8,926
Selling, general and administrative	8,175	8,389	7,663	7,132	7,313

Income (loss) from operations	(2,389)	1,007	(1,079)	243	1,613
Other income	460	—	3	16	247
Interest expense	(102)	(93)	(83)	(80)	(162)
Net income (loss) from equity investment	(64)	14	(236)	—	—

Income (loss) before income taxes	(2,095)	928	(1,395)	179	1,698
Provision for (benefit from) income taxes	(894)	371	(425)	63	615

Net income (loss)	$(1,201)	$557	$(970)	$116	$1,083

Basic earnings per share	$(1.03)	$.48	$(0.83)	$0.10	$0.92
Diluted earnings per share	$(1.03)	$.48	$(0.83)	$0.10	$0.92
Cash dividends per common share	$—	$—	$0.30	$0.45	$1.35
Weighted average number of common shares (000’s):
Basic	1,171	1,171	1,171	1,112	1,172
Diluted	1,171	1,171	1,171	1,112	1,172

CONSOLIDATED BALANCE SHEETS DATA:

	As of August 31

	2005	2004	2003	2002	2001

	(In thousands)
Cash	$192	$219	$110	$182	$192
Receivables	1,102	3,587	922	4,523	3,179
Income taxes receivables	212	—	466	118	75
Inventories	4,582	3,373	4,974	5,306	5,408
Total current assets	7,257	7,556	6,721	10,378	9,157
Total assets	7,322	7,622	6,847	10,503	9,289
Accounts payable and accrued expenses	2,916	1,885	1,707	4,277	2,684
Total current liabilities	2,916	1,939	1,707	4,277	2,684
Shareholders’ equity	$4,260	$5,461	$4,904	$6,226	$6,605
Other Financial Information:
Gross margin	22.0%	29.2%	23.2%	24.9%	26.4%
Operating margin (deficit)	(9.1)%	3.1%	(3.8)%	0.8%	4.8%
Net income (loss) as a percent of sales	(4.6)%	1.7%	(3.4)%	0.4%	3.2%
Liquidity:
Current ratio	2.49	3.90	3.94	2.43	3.41
Working capital	$4,341	$5,617	$5,014	$6,101	$6,473

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

          Deferred Taxes.  Deferred taxes are determined, based on the differences between the financial statement and tax bases of assets and liabilities, as well as the future benefit of any net operating loss carryforward, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  In assessing the need for a valuation allowance management considers estimates of future taxable income and ongoing prudent and feasible tax planning strategies.

Results of Operations

Years Ended August 31, 2005 and 2004

          Net sales for the fiscal year ended August 31, 2005 decreased approximately $5.9 million or 18.2% compared to the fiscal year ended August 31, 2004. This decrease was attributable to lower unit sales of the Company’s men’s wear and women’s sleepwear products. The men’s wear decline was driven primarily by the loss of Sam’s Club as a customer, offset partially by an increase in orders from Kohl’s and Stein Mart, while the sleepwear decline came as a result of reduced orders from Mervyn’s and the loss of Sears as a customer.

          Cost of sales as a percent of net sales increased by 7.2% leading to a decrease in gross profit margin from 29.2% to 22.0% between fiscal 2004 and 2005.  The decrease in gross margin came primarily as the result of the loss of higher gross margin sales (in excess of 40%) in the Company’s men’s wear line, which were included in the year earlier period.  The Company’s product mix constantly changes to reflect customer mix, fashion trends and changing seasons.  Consequently, gross margin is likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

          Selling, general and administrative expenses decreased in dollar amount from $8.4 million in fiscal 2004 to $8.2 million in fiscal 2005, primarily due to a decrease in sales commissions and selling related expenses in line with the reduced sales volume in the Company’s men’s wear product line.  On a percent of net sales basis, selling, general and administrative expenses increased from 26.1% in fiscal 2004 to 31.1% in fiscal 2005, due to the decrease in sales as it relates to the fixed portion of the expenses.

          Other income for the fiscal year 2005 of $460,000 includes $453,000 for the repayment of a note receivable that the Company issued related to a sale of product lines in 1995.  This note had been written off by the Company in fiscal 2001 as part of a credit reorganization of the buyer.  However, due to improved financial performance of the buyer achieved in part through continued guidance and support from the Company, the buyer recently elected to repay the balance of the note.

          Interest expense increased $9,000 for the current year to $102,000 as compared to $93,000 for the year ended August 31, 2004.  This 9.7% increase was primarily due to the continued rising interest rates charged by the Company’s factor, despite the reduction in advance requirements under the Company’s factoring agreement in line with reduced sales and purchasing activity.

          The Company’s income tax provision for the year ended August 31, 2005, reflects an $894,000 tax benefit on the Company’s pretax loss of $2,032,000 before the recognized operating loss of $64,000 from the unconsolidated subsidiary.  The Company’s income tax provision for the year ended August 31, 2004, reflects a $371,000 tax expense on pretax income of $914,000 before the recognized operating income of $14,000 from the unconsolidated subsidiary. The decrease in taxes is a result of lower pre-tax earnings as compared to the prior year.

Years Ended August 31, 2004 and 2003

          Net sales for the fiscal year ended August 31, 2004 increased approximately $3.7 or 13.1% compared to the fiscal year ended August 31, 2003 due to an increase in unit sales in the Company’s men’s wear line resulting from the addition of a few large customers.  Cost of sales as a percent of net sales decreased by 6% leading to an increase in gross profit margin from 23.2% to 29.2% between fiscal 2003 and 2004.  The gross margin increase came as a result of the increased sales volume in the Company’s men’s wear line, which has historically generated higher gross margins than the Company’s average realized gross margin.

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

          The Company’s income tax provision for the year ended August 31, 2004, reflects a $371,000 tax expense on pretax income of $914,000 before the recognized operating income of $14,000 from the unconsolidated subsidiary.  The Company recognized a $425,000 tax benefit on the Company’s pretax loss for the year of $1,159,000 prior to the recognition of $236,000 operating loss from the unconsolidated subsidiary. The increase in taxes is a result of higher pre-tax earnings as compared to the prior year.

Equity Investment

          In October 2002, the Company acquired a 28% interest in Designer Intimates, Inc., which owns 100% of NAP, Inc., a New York-based intimate apparel company.  Designer Intimates had acquired NAP from its founders and obtained a credit line of approximately $12 million from HSBC which was later assumed by CIT, secured by the inventory and accounts receivable of NAP and the guarantees of shareholders of Designer Intimates.  Nitches guaranteed $3 million of this credit line and this guaranty formed the consideration from Nitches for its 28% ownership interest in Designer Intimates.  In the event of a call on this guaranty by CIT, Nitches has a contract with the remaining shareholders of Designer Intimates to limit Nitches’ exposure to 28% of the called value, subject to the maximum guaranty of $3.0 million.  Nitches’ is currently liable for $146,000, or 28%, of the accumulated shareholders’ deficit of Designer Intimates of $518,000.

          Nitches reports any income or loss from the ongoing operation of Designer Intimates using the equity method of accounting, whereby Nitches’ 28% interest in Designer Intimates is reported as a single line item on the Consolidated Statement of Operations.  For fiscal year ended August 31, 2005, the Company recognized a loss of $64,000 from the unconsolidated subsidiary.  This loss is reported net of tax and does not provide a tax benefit to the Company.  For that same period in fiscal 2005, Designer Intimates incurred a net loss of $228,000 on sales of $45.7 million.

          Nitches has introduced Designer Intimates to the factories that Nitches uses for its own sleepwear product line. This provides access to a lower cost production base than Designer Intimates has had in Turkey where it has historically produced over ninety percent of it products which are predominantly robes and lounge wear.  In an agreement with Designer Intimates, Nitches has produced a line of sleepwear under the Dockers label.  This product contributed approximately $9.0 and $1.4 million dollars of sales for Nitches in fiscal years 2005 and 2004, respectively.  As of August 31, 2005 and 2004, Nitches had a backlog of approximately $4.1 and $1.8 million for this product line, respectively.

          Subsequent to fiscal 2005, on October 24, 2005, the Company acquired the remaining seventy-two percent (72%) of the issued and outstanding stock of Designer Intimates, Inc.  This transaction is further described in the Subsequent Event footnote 13 on page 28.

Liquidity and Capital Resources

          For the fiscal years ended August 31, 2005, 2004 and 2003, cash provided by operating activities was approximately $141,000, $116,000 and $284,000, respectively.  For the fiscal year ended August 31, 2005, the increase in cash provided by operating activities was due primarily to a decrease in accounts receivable due to reduced shipping in July and August 2005 and increased factor advances as compared to the prior year, offset partially by the net loss for the year and an increase in inventory in response to increased orders for fall 2005 as compared to fall 2004. For the fiscal year ended August 31, 2004, cash provided by net income was offset by an increase in accounts receivable due to increased sales in July and August 2004 as compared to 2003, offset partially by an increase in taxes payable and a decrease in inventories in line with reduced orders for fall 2004 as compared to fall 2003. For the fiscal year ended August 31, 2003, cash provided by operating activities was due primarily to a decrease in accounts receivable due to increased factor advances as compared to the prior year, offset partially by a net loss for the fiscal year coupled with an increase in accounts payable due to the timing of certain payments to our manufacturers.

          For the fiscal year ended August 31, 2005, net cash used by investing activities of $168,000 was primarily for a contribution of capital to Designer Intimates.  Minimal cash was used in each of the three years for the purchase of furniture and equipment used in the ordinary course of business operations.

         The Company used no cash in financing activities for either fiscal year ended August 31, 2005 or 2004.  For the fiscal year ended August 31, 2003, cash used by financing activities was approximately $352,000 for dividends paid to shareholders.

          Working capital decreased to $4.3 million at August 31, 2005 as compared to $5.6 million at August 31, 2004, due to a rise in current liabilities of 50.4%, as well as a decline in current assets of 4.0% from prior year. Current liabilities increased in line with increased purchases in July and August 2005 as compared to the same months in 2004, which generated a higher inventory level at year end.  Current assets decreased due to a lower accounts receivable balance of $1.1 million versus $3.6 million at the end of the prior fiscal year, which was partially offset by a rise in inventory from $3.4 million to $4.6 million. Receivables on the balance sheet are net of these factor advances.

          The Company sells substantially all of its trade receivables to a factor (CIT) on a pre-approved, non-recourse basis. The Company attempts to make any recourse shipments on a COD basis or ensure that the customers’ payments are backed by a commercial or standby letter of credit issued by the customers’ bank.  The amount of the Company’s receivables which were recourse and were not made on a COD basis or supported by commercial or standby letters of credit at August 31, 2005 was approximately $667,000 of which approximately $388,000 had been collected through September 30, 2005.

          Payment for non-recourse factored receivables is made at the time customers make payment to CIT or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date.  Under the factoring agreement, the Company can request advances in anticipation of customer collections at CIT’s prime rate (currently 6.75%) less one and one-half percent (1.5%).  The amount of advances available to the Company is limited to eighty-five percent (85%) of non-recourse factored receivables.

          The factoring agreement does not contain any financial covenants to which the Company must adhere.  Advances are collateralized by all of the assets of the Company as well as a personal guaranty of the Company’s Chairman Steven Wyandt.  This guaranty allows CIT to recover up to $1 million from Mr. Wyandt to offset any losses incurred in the event of liquidation.

          The Company may also issue letters of credit through CIT for the purchase of inventory in the normal course of its operations.  Letters of credit are subject to a limit of $6.0 million.  At August 31, 2005, the Company had outstanding letters of credit of approximately $3.5 million for the purchase of finished goods, which had been opened through CIT.

          The factoring agreement can be terminated by CIT on 30-days written notice.  The Company believes the factoring agreement with CIT, along with expected cash flow from operating activities and current levels of working capital are adequate to fulfill the Company’s liquidity needs for the foreseeable future.

          The Company did not declare or pay any cash dividends in fiscal years 2004 or 2005.  The Company does not have a stated dividend policy.  On a quarterly basis the board evaluates the ability to pay dividends based upon profitability and financing needs.

Contractual Obligations and Commercial Commitments

          The following table illustrates the Company’s contractual obligations and commercial commitments as of August 31, 2005:

	Payments due/Commitments expiring per period

	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years		Over 5 years

Operating leases	$359,000	$345,000	$14,000
Letters of credit	3,520,000	3,520,000
Guarantees	3,000,000			3,000,000	*

Total obligations & commitments	$6,879,000	$3,865,000	$14,000	$3,000,000		$—

* Due on demand

Inventory

          In its ordinary course of operations, the Company generally makes some sales below its normal selling prices or below cost.  Based on experience, management believes this will be true for some inventory held on or acquired after August 31, 2005.  The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

          The Company’s inventory increased from $3.4 million at August 31, 2004 to $4.6 million at August 31, 2005.  The Company has established an inventory markdown reserve as of August 31, 2005, which management believes will be sufficient for current inventory that is expected to be sold below cost in the future.  There can be no assurance that the Company will realize its expected selling prices or that the inventory markdown reserve will be adequate for items in inventory as of August 31, 2005 for which customer sales orders have not yet been received.  The inventory markdown reserve is calculated based on specific identification of aged goods and styles that are slow-moving or selling off-price.

Impact of Exchange Rates

          While the Company purchased over 95% of its products from foreign manufacturers in fiscal 2005, all of its purchases are denominated in United States dollars.  Because the Company’s products are sold primarily in the United States in dollar denominated transactions, the Company does not engage in currency hedging to reduce currency risk.  A prolonged increase in the value of the dollar versus foreign currencies could enhance the Company’s purchasing power for new purchase orders and reduce its cost of goods sold.  Conversely, a prolonged decrease in the value of the dollar relative to foreign currencies could result in an increase in the Company’s cost of manufacturing for new purchase orders and costs of goods sold.

Impact of Inflation and Deflation

          Management does not believe that inflation has had any material impact upon the Company’s revenues or income from operations to date.  Management believes that the apparel sector in which the Company operates continues to experience deflation, contrary to the modest inflation experienced in the economy in general.  The persistence of the consumer to buy “on sale” merchandise has put pressure on retail gross margins, which in turn has led to downward pressure from retailers on wholesale gross margins, in the form of lower negotiated purchase prices as well as selling cost adjustments taken as deductions against invoices issued by the Company.  In the apparel industry, these selling cost adjustments are commonly referred to as markdown allowances or chargebacks.  Without a corresponding decrease in fabric and labor prices, these markdown allowances have led to a decline in wholesale gross margins.  The Company incurred $652,000 in markdown allowances in fiscal 2005, as compared to $750,000 incurred in fiscal 2004.  Management believes these deflationary pressures will continue into the foreseeable future.

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

Recently Issued Accounting Pronouncements

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”(“SFAS 154”) which replaces APB Opinion No. 20 Accounting Changes and   SFAS  No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.”  SFAS 154 requires retrospective application to prior periods’ financial statement of a voluntary change in accounting principal unless it is not practical.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company in the first quarter of fiscal 2007.  Although the Company will continually evaluate its accounting policies, management does not currently believe adoption will have a material impact on the Company’s results of operations, cash flows or financial position.

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets”.  (SFAS No. 153) which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company does not believe the adoption on will have a material impact on the Company’s results of operations, cash flows or financial position.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

          Market risk represents the potential impact to our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base interest rate of our variable rate debt. A 1% change in interest rates would increase or decrease our annual interest expense by approximately $27,000.

Item 8 - Financial Statements and Supplementary Data

Nitches, Inc. and Subsidiaries

Index to Consolidated Financial Statements Filed with
the Annual Report of the Company on Form 10-K

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Nitches, Inc. and Subsidiaries
San Diego, California

          We have audited the accompanying consolidated balance sheets of Nitches, Inc. and subsidiaries as of August 31, 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nitches, Inc. and subsidiaries as of August 31, 2005 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Berenson LLP

New York, New York
October 14, 2005, except note 13, as to which the date is October 24, 2005.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Nitches, Inc.
San Diego, California

          We have audited the accompanying consolidated balance sheets of Nitches, Inc. and subsidiaries as of August 31, 2004 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the two-year period ended August 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nitches, Inc. and subsidiaries as of August 31, 2004 and the results of their operations and their cash flows for the two-year period ended August 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Moss Adams LLP

Los Angeles, California
October 22, 2004

NITCHES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	August 31,

	2005	2004

ASSETS
Current assets:
Cash	$192,000	$219,000

Receivables:
Accounts receivable, net	1,091,000	3,555,000
Due from affiliates and employees	11,000	32,000

Total receivables	1,102,000	3,587,000
Refundable income taxes	212,000	—
Inventories	4,582,000	3,373,000
Deferred income taxes, current	867,000	288,000
Other current assets	302,000	89,000

Total current assets	7,257,000	7,556,000
Furniture, fixtures and equipment, net	38,000	37,000
Deferred income taxes, non-current	10,000	12,000
Other assets	17,000	17,000

Total assets	$7,322,000	$7,622,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,276,000	$1,366,000
Accrued expenses	640,000	519,000
Income taxes payable		54,000

Total current liabilities	2,916,000	1,939,000
Long term liabilities:
Loss on equity investment	146,000	222,000
Commitments and contingencies:
Shareholders’ equity:
Preferred stock, no par value; 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 50,000,000 shares authorized; 1,171,169 shares in 2005 and 2004 issued and outstanding	1,495,000	1,495,000
Retained earnings	2,765,000	3,966,000

Total shareholders’ equity	4,260,000	5,461,000

Total liabilities and shareholders’ equity	$7,322,000	$7,622,000

The accompanying notes are an integral part of these consolidated financial statements.

NITCHES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Fiscal Year Ended August 31,

	2005	2004	2003

	(In thousands, except per share amounts)
Net sales	$26,320	$32,179	$28,440
Cost of goods sold	20,534	22,783	21,856

Gross profit	5,786	9,396	6,584
Selling, general and administrative	8,175	8,389	7,663

Income (loss) from operations	(2,389)	1,007	(1,079)
Other income	460	—	3
Interest expense	(102)	(93)	(83)
Income (loss) from equity investment	(64)	14	(236)

Income (loss) before income taxes	(2,095)	928	(1,395)
Provision for (benefit from) income taxes	(894)	371	(425)

Net income (loss)	$(1,201)	$557	$(970)

Basic earnings per share	$(1.03)	$.48	$(0.83)
Diluted earnings per share	$(1.03)	$.48	$(0.83)
Weighted average number of common shares (000’s):
Basic	1,171	1,171	1,171
Diluted	1,171	1,171	1,171
Number of common shares outstanding at year end	1,171	1,171	1,171

The accompanying notes are an integral part of these consolidated financial statements.

NITCHES, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

	Common Stock		Retained Earnings	Total Shareholders’ Equity

	Shares	Amount

Balance, August 31, 2002	1,171,169	$1,495,000	$4,731,000	$6,226,000
Net loss			(970,000)	(970,000)
Cash dividends			(352,000)	(352,000)

Balance, August 31, 2003	1,171,169	1,495,000	3,409,000	4,904,000
Net income			557,000	557,000

Balance, August 31, 2004	1,171,169	1,495,000	3,966,000	5,461,000
Net loss			(1,201,000)	(1,201,000)

Balance, August 31, 2005	1,171,169	$1,495,000	$2,765,000	$4,260,000

The accompanying notes are an integral part of these consolidated financial statements.

NITCHES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year ended August 31,

	2005	2004	2003

Cash flows from operating activities:
Net income(loss)	$(1,201,000)	$557,000	$(970,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share of (income) loss from equity investment	64,000	(14,000)	236,000
Depreciation and amortization	27,000	26,000	33,000
Deferred income taxes	(577,000)	(55,000)	(79,000)
(Increase) decrease in accounts receivables	2,464,000	(2,661,000)	3,519,000
(Increase) decrease in due from affiliates and employees	21,000	(4,000)	82,000
(Increase) decrease in income taxes refundable/payable	(266,000)	520,000	(348,000)
(Increase) decrease in inventories	(1,209,000)	1,601,000	332,000
(Increase) decrease in other current assets	(213,000)	(32,000)	49,000
Increase (decrease) in accounts payable and accrued expenses	1,031,000	178,000	(2,570,000)

Net cash provided by operating activities	141,000	116,000	284,000

Cash flows used by investing activities:
Purchases of furniture, fixtures and equipment	(28,000)	(7,000)	(4,000)
Capital contribution in equity investment	(140,000)	—	—

Net cash used by investing activities	(168,000)	(7,000)	(4,000)

Cash flows used by financing activities:
Dividends paid, common stock	—	—	(352,000)

Net cash used by financing activities	—	—	(352,000)

Net increase (decrease) in cash	(27,000)	109,000	(72,000)
Cash at beginning of year	219,000	110,000	182,000

Cash at end of year	$192,000	$219,000	$110,000

Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest	$102,000	$93,000	$83,000

Income taxes	$118,000	$349,000	$—

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

Earnings Per Share:

          The computation of net income per common share is based on the weighted average number of common shares outstanding plus common share equivalents arising from dilutive stock options, if any.  The weighted average number of common shares and common share equivalents outstanding for basic and diluted earnings per share was 1,171,169 for fiscal 2005, 2004 and 2003.

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

Shipping and Handling Costs:

          Shipping and handling costs charged to customers are included in net sales.  Shipping and handling costs of $268,000, $367,000and $245,000 for the years ended August 31, 2005, 2004 and 2003, respectively, are included in cost of goods sold.

Reclassification:

          Certain items in the 2003 and 2004 cash flow statements have been reclassified to conform to the 2005 presentation.

Recently issued accounting pronouncements:

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”(“SFAS 154”) which replaces APB Opinion No. 20 Accounting Changes and   SFAS  No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.”  SFAS 154 requires retrospective application to prior periods’ financial statement of a voluntary change in accounting principal unless it is not practical.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007.  Although the Company will continually evaluate its accounting policies, management does not currently believe adoption will have a material impact on the Company’s results of operations, cash flows or financial position.

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets”.  (SFAS No. 153) which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company does not believe the adoption on will have a material impact on the Company’s results of operations, cash flows or financial position.

3.   Inventories

	August 31,

	2005	2004

Fabric and trim	$254,000	$141,000
In-Transit	1,530,000	1,225,000
Finished goods	2,883,000	2,092,000
Markdown allowances	(85,000)	(85,000)

	$4,582,000	$3,373,000

4.  Furniture, Fixtures and Equipment

	August 31,

	2005	2004

Leasehold improvements	$20,000	$7,000
Computer equipment	33,000	27,000
Vehicles	111,000	111,000
Furniture, fixtures and other equipment	38,000	28,000

	202,000	173,000
Less accumulated depreciation and amortization	164,000	136,000

	$38,000	$37,000

5.  Accounts Receivable

          Pursuant to the terms of an agreement between Nitches and a factor, Nitches sells a majority of its trade accounts receivable to the factor on a pre-approved, non-recourse basis.  The price at which the accounts are sold is the invoice amount reduced by the factor commission (.3% of the invoice amount) and all selling discounts.  For accounts sold to the factor without recourse, the factor is responsible for collection, assumes all credit risk, and obtains all of the rights and remedies against the company’s customers.  For such accounts, payment is due from the factor upon the earlier of the payment of the receivable to the factor by the customer, or the maturity of the receivable (generally 180 days from the date of shipment to the customer).  As of August 31, 2005, non-recourse receivables totaled $3.8 million.

          Trade accounts receivable not sold to the factor remain in the custody and control of the Company and the Company maintains all credit risk on those accounts as well as accounts which are sold to the factor with recourse.  The combined credit risk for non-factored and recourse receivables as of August 31, 2005, totaled $667,000.

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

          The status of the Company’s trade accounts receivable and letters of credit are as follows:

	August 31,

	2005	2004

Receivables assigned to factor:
Non-recourse	$3,827,000	$5,028,000
Recourse	110,000	121,000
Advances from factor	(3,131,000)	(1,939,000)

Due from factor	806,000	3,210,000
Non-factored accounts receivable	557,000	837,000
Allowance for customer credits and doubtful accounts	(272,000)	(492,000)

	$1,091,000	$3,555,000

Contingent liabilities for irrevocable letters of credit	$3,520,000	$2,390,000

6.  Income Taxes

          The components of the provision/(benefit) for income taxes are as follows:

	Year ended August 31,

	2005	2004	2003

Current:
Federal	$(320,000)	$346,000	$(334,000)
State	3,000	80,000	(12,000)

	(317,000)	426,000	(346,000)

Deferred	(577,000)	(55,000)	(79,000)

Provision/(Benefit)	$(894,000)	$371,000	$(425,000)

          Net deferred income tax assets at August 31, 2005 and 2004 consist of the tax effects of temporary differences related to the following:

	August 31,

	2005	2004

Current deferred assets:
Inventories	$160,000	$140,000
Sales returns and doubtful account reserves	106,000	144,000
Accrued compensation	28,000	42,000
Federal NOL	573,000	—
Other items	—	(38,000)

	$867,000	$288,000

	August 31,

	2005	2004

Non-current deferred assets:
Fixed assets	$10,000	$12,000

	$10,000	$12,000

          Differences between the statutory Federal income tax rate and the effective tax rate as a percentage of pre-tax income are as follows:

	Year ended August 31,

	2005	2004	2003

Statutory rate	(34.0)%	34.0%	(34.0)%
State income taxes, net of Federal benefit	(5.8)%	5.8%	(5.8)%
State NOL limitation	0.0%	0.0%	2.0%
(Income)/loss on equity investment	(2.8)%	(0.5)%	6.7%
Nondeductible entertainment expenses	0.0%	0.2%	0.0%
Other items	(0.1)%	0.5%	0.6%

Effective rate	(42.7)%	40.0%	(30.5)%

7.  Employee Benefit Plans

          The Company has a 401(k) Savings Plan, whereby employees may make investments in various independent funds and Company stock.  The Company may match employee contributions to this Plan on a discretionary basis or contribute on a profit sharing basis.  The Company made no matching or profit sharing contributions to this Plan in fiscal 2005, 2004, or 2003.

8.  Stock Options and Dividends

Stock Options

          No stock options were outstanding as of August 31, 2005, 2004 or 2003.  The Company does not have an active stock option plan.

Dividends

          During fiscal 2005 and 2004 the Company did not declare a dividend.  However, during fiscal 2003 the company declared and paid cash dividends of $0.30 per share.

9.  Leases

          The Company has lease commitments expiring at various dates through September 2006, principally for real property and equipment.  The aggregate minimum rental commitments for future years ending August 31 for all non-cancelable leases having initial or remaining terms of one or more years are as follows:

2006	$345,000
2007	14,000

Total	$359,000

          The Company’s leases for real property are generally subject to rent escalation based on increases in the consumer price or other indices with certain minimum and maximum increases.  Rent expense, net of sublease income, was approximately $406,000, $391,000, and $396,000, during fiscal 2005, 2004 and 2003, respectively.

10.  Operating Segments and Major Customers

          The Company’s products comprise a single operating segment.  No significant assets are maintained outside the United States.  Sales are made to a variety of customers throughout the United States.  Sales to one customer accounted for 53.1% of the Company’s net sales in fiscal 2005.  Two customers each accounted for 32.3% and 31.2%, respectively, of the Company’s net sales in fiscal 2004

          Two major customers accounted for 32.7% and 14.1%, respectively, of the Company’s trade receivable balance at August 31, 2005.  While two different customers each accounted for 44.0% and 41.5% each of the Company’s trade receivable balance at August 31, 2004.

11.  Equity Investment

          In October 2002, the Company acquired a 28% interest in Designer Intimates, Inc., which owns 100% of NAP, Inc., a New York-based intimate apparel company.  Designer Intimates had acquired NAP from its founders and obtained a credit line of approximately $12 million from HSBC which was later assumed by CIT, secured by the inventory and accounts receivable of NAP and the guarantees of shareholders of Designer Intimates.  Nitches guaranteed $3 million of this credit line and this guaranty formed the consideration from Nitches for its 28% ownership interest in Designer Intimates.  In the event of a call on this guaranty by CIT, Nitches has a contract with the remaining shareholders of Designer Intimates to limit Nitches’ exposure to 28% of the called value, subject to the maximum guaranty of $3.0 million.  At August 31, 2005, Designer Intimates had outstanding advances due to the factor in the amount of $1.8 million, of which the Company’s exposure was $0.5 million or 28%.

          Nitches reports any income or loss from the ongoing operation of Designer Intimates using the equity method of accounting, whereby Nitches’ 28% interest in Designer Intimates is reported as a single line item on the Consolidated Statement of Operation.  For fiscal year ended August 31, 2005, the Company recognized a loss of $64,000 from the unconsolidated subsidiary.  This loss is a non-cash loss and is not tax deductible by the Company.  For that same period in fiscal 2005, Designer Intimates incurred a loss of $228,000 on sales of $45.7 million. Cumulative losses on this investment of $146,000 and $222,000 are shown as a liability on the consolidated balance sheet as of August 31, 2005 and 2004, respectively.  During fiscal 2005 the Company contributed additional capital of $140,000 to Designer Intimates.

          Nitches has introduced Designers Intimates to the factories that Nitches uses for its own sleepwear product line. This provides access to a lower cost production base than Designer Intimates has had in Turkey where it has historically produced over ninety percent of it products which are predominantly robes and lounge wear.  In an agreement with Designer Intimates, Nitches has produced a line of sleepwear under the Dockers label.  This product contributed approximately $9.0 million of sales for Nitches in fiscal year 2005.  As of August 31, 2005, Nitches had a backlog of approximately $4.1 million for this product line.

11.  Equity Investment, continued

          The audited condensed financial statements of the Company’s equity method affiliate are summarized below:

Designer Intimates, Inc.
Audited Consolidated Statements of Revenue and Expenses

	Fiscal years ended

	August 31, 2005	August 31, 2004

Net Sales	$45,679,000	$68,278,000
Cost of sales	36,254,000	53,464,000

Gross profit	9,425,000	14,814,000
Selling, general and administrative expenses	9,399,000	14,452,000

Income from operations	26,000	362,000
Interest expense	254,000	236,000
Other income	—	(123,000)

Income/(loss) before income taxes	(228,000)	249,000
Provision for income taxes	—	200,000

Net income/(loss)	$(228,000)	$49,000

11.  Equity Investment, continued

Designer Intimates, Inc.
Audited Consolidated Balance Sheets

	August 31

	2005	2004

ASSETS
Current assets:
Cash	$111,000	$120,000
Due from factor	73,000	—
Inventories	1,837,000	5,301,000
Prepaid expenses and other current assets	89,000	87,000
Deferred income taxes, current	100,000	125,000

Total current assets	2,210,000	5,633,000

Fixed assets, net	323,000	651,000
Goodwill	2,548,000	2,548,000
Deferred income taxes, non-current	100,000	75,000
Other assets	62,000	301,000

Total Assets	$5,243,000	$9,208,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Due to factor	$—	$317,000
Accounts payable	4,743,000	8,561,000
Income taxes payable	65,000	350,000
Accrued expenses and other current liabilities	953,000	770,000

Total current liabilities	5,761,000	9,998,000

Shareholders’ Deficit:
Common stock, 1,000 shares authorized, 300 shares issued and outstanding	3,000	3,000
Additional Paid-in Capital	500,000	—
Deficit (beginning October 1, 2002)	(1,021,000)	(793,000)

Total shareholders’ deficit	(518,000)	(790,000)

	$5,243,000	$9,208,000

12.  Quarterly Results of Operations (Unaudited)

          The following is a summary of the quarterly results of operations for the years ended August 31, 2005 and 2004.

	Three months ended

	November 30	February 28	May 31	August 31

	(In thousands, except per share amounts)
Fiscal 2005
Net sales	$6,337	$6,521	$7,403	$6,059
Gross profit	1,648	1,263	1,595	1,280
Net loss	(12)	(524)	(188)	(477)
Net loss per common share	$(0.01)	$(0.45)	$(0.16)	$(0.41)
Fiscal 2004
Net sales	$6,796	$9,683	$9,024	$6,676
Gross profit	1,731	3,060	2,719	1,886
Net income (loss)	488	285	83	(299)
Net income (loss) per common share	$0.42	$0.24	$0.07	$(0.25)

13.  Subsequent Event

          Subsequent to fiscal 2005, on October 24, 2005, the Company acquired the remaining seventy-two percent (72%) of the issued and outstanding stock of Designer Intimates, Inc., a Delaware corporation (Designer Intimates) which Nitches did not own, resulting in the Company owning one hundred percent (100%) of Designer Intimates.     The aggregate purchase price for the acquisition was $1,800,000.  Nitches issued to the Sellers 180,000 restricted shares of its common stock at a value of $5.10 per share and $882,000 of preferred stock.  The assets of Designer Intimates include finished goods inventory, customer lists, customer orders, trade names, brand licenses, brand distribution agreements, office leases in New York City and Atlanta, and office equipment, furniture and fixtures, all of which Nitches intends to continue to use.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          As reported in Nitches’ 8-K filed with the Commission on August 23, 2005, the Board of Directors of the Company dismissed Moss Adams LLP (“Moss Adams”) as the Company’s independent registered public accounting firm and engaged the accounting firm of Berenson LLP (“Berenson”) to audit the Company’s financial statements for the fiscal year ending August 31, 2005.

Item 9A - Controls and Procedures

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

PART III

Item 10 - Directors and Executive Officers of the Registrant

          The information required as to this Item is incorporated herein by reference from the data under the caption “Information Concerning Nominees, Directors and Executive Officers” in the Proxy Statement (“2005 Proxy Statement”) to be used in connection with the solicitation of proxies to be voted at the Registrant’s annual meeting of shareholders to be held in February 2006, to be filed with the Commission in January 2006.

Item 11 - Executive Compensation

          The information required as to this Item is incorporated herein by reference from the data under the captions “Executive Officer Compensation”, “Board Compensation Committee Report on Executive Compensation” and “Employment Agreements” in the 2005 Proxy Statement.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

          The information required as to this Item is incorporated herein by reference from the data under the caption “Principal Shareholders” in the 2005 Proxy Statement.

Item 13 - Certain Relationships and Related Transactions

          The information required as to this Item is incorporated herein by reference from the data under the caption “Certain Relationships and Related Transactions” in the 2005 Proxy Statement.

Item 14 – Principal Accountant Fees and Services

          Fees billed for professional services rendered by Berenson LLP for the annual audit of our annual financial statements for fiscal 2005 were $60,598.  The aggregate fees billed for professional services rendered by Moss Adams LLP for the review of fiscal 2005 financial statements included in our Forms 10-Q were $41,167.  Their aggregate fees billed for fiscal 2004 for the audit of our annual financial statements and review of our financial statements included in our Forms 10-Q were $80,272.  The aggregate fees billed for tax services, including tax planning and preparation during fiscal 2005 and fiscal 2004 were $34,372 and $30,835, respectively.  The Company did not engage Berenson LLP or Moss Adams LLP on any other matters not otherwise included in the above categories in either fiscal 2005 or 2004.

PART IV

Item 15 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this report:

1.	The following consolidated financial statements of the Registrant are included as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of August 31, 2005 and 2004;

Consolidated Statements of Income for the years ended August 31, 2005, 2004 and 2003;

Consolidated Statements of Shareholders’ Equity for the years ended August 31, 2005, 2004 and 2003;

Consolidated Statements of Cash Flows for the years ended August 31, 2005, 2004 and 2003;

Notes to Consolidated Financial Statements

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

Date:  December 15, 2005

NITCHES, INC.

By:	/s/ Steven P. Wyandt

Steven P. Wyandt, Chairman

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Steven P. Wyandt	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Director	December 15, 2005

Steven P. Wyandt

/s/ Paul M. Wyandt	President, Chief Operating Officer (Principal Operating Officer), and Director	December 15, 2005

Paul M. Wyandt

/s/ Eugene B. Price II	Director	December 15, 2005

Eugene B. Price II

/s/ Michael Sholtis	Director	December 15, 2005

Michael Sholtis

/s/ T. Jefferson Straub	Director	December 15, 2005

T. Jefferson Straub

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Nitches, Inc. and Subsidiaries
San Diego, California

Our audit of the consolidated financial statements of Nitches, Inc. and Subsidiaries referred to in our report dated October 14, 2005 appearing in item 8 in this Annual Report of Form 10-K also included an audit of the information for the year ended August 31,2005 included in the financial statement schedule listed in item 15 of this Form 10-K.  In our opinion, the information for the year ended August 31,2005 included in the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Berenson LLP

New York, New York
October 14, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Nitches, Inc. and Subsidiaries
San Diego, California

Our audit of the consolidated financial statements of Nitches, Inc. and Subsidiaries referred to in our report dated October 22, 2004 appearing in item 8 in this Annual Report of Form 10-K also included an audit of the information for the years ended August 31, 2004 and 2003, included in the financial statement schedule listed in item 14(a) of this Form 10-K.  In our opinion, the information for the years ended August 31, 2004 and 2003, included in the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

MOSS ADAMS LLP

Los Angeles, California
October 22, 2004

Schedule II

NITCHES, INC.

Valuation and Qualifying Accounts and Reserves

	Balance at Beginning of Year	Additions		Deductions	Balance at End of Year

		Charged to Costs and Expenses	Charged to Other Accounts

Year ended August 31, 2003
Allowance for doubtful accounts & sales returns	$237,000	$663,000	—	$351,000	$549,000
Inventory markdown allowance	$75,000	$324,000	—	$259,000	$140,000
Year ended August 31, 2004
Allowance for doubtful accounts & sales returns	$549,000	$330,000	—	$387,000	$492,000
Inventory markdown allowance	$140,000	$118,000	—	$173,000	$85,000
Year ended August 31, 2005
Allowance for doubtful accounts & sales returns	$492,000	$318,000	—	$538,000	$272,000
Inventory markdown allowance	$85,000	$61,000	—	$61,000	$85,000

EXHIBIT INDEX

Exhibit Number	Exhibit

*3.1	Articles of Incorporation of the Company, as amended

*3.2	Bylaws of the Company, as amended

*10.1	Form of Indemnification Agreement for Officers and Directors

*10.2	Asset Purchase Agreement and related agreements between the Company and Design and Source Holding Company, Ltd effective July 1, 1995

31	Certification required under Section 302

32	Certification required under Section 906

* Incorporated by reference