Form 10-Q
period 2005-11-30
NITCHES INC
filed 2006-01-19
CIK 772263

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of November 30, 2005 the Registrant had 1,351,169 shares of common stock outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NITCHES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2005	August 31, 2005

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$422,000	$192,000

Receivables:
Trade accounts, less allowances	2,325,000	1,091,000
Due from affiliates and employees	55,000	11,000

Total receivables	2,380,000	1,102,000
Refundable income taxes	242,000	212,000
Inventories, less allowances	4,938,000	4,582,000
Deferred income taxes, current	600,000	867,000
Other current assets	376,000	302,000

Total current assets	8,958,000	7,257,000
Property and equipment, net	319,000	38,000
Goodwill and trademarks	3,524,000	—
Other intangibles subject to amortization, net	712,000	—
Deferred income taxes, net of current	477,000	10,000
Other assets	64,000	17,000

	$14,054,000	$7,322,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,313,000	$2,276,000
Accrued expenses	1,943,000	640,000
Income taxes payable	1,218,000	—

Total current liabilities	7,474,000	2,916,000

Long term liabilities:
Loss on investment in Designer Intimates, Inc.	—	146,000

Shareholders’ equity:
Series A preferred stock, $100 par value; 25,000,000 shares authorized, 8,820 shares issued and outstanding (0 - August 31, 2005)	882,000	—
Common stock, no par value; 50,000,000 shares authorized; 1,351,169 shares issued and outstanding (1,171,169 - August 31, 2005)	2,413,000	1,495,000
Retained earnings	3,285,000	2,765,000

Total shareholders’ equity	6,580,000	4,260,000

	$14,054,000	$7,322,000

The accompanying notes are an integral part of these financial statements.

NITCHES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended November 30,

	2005	2004

Net sales	$14,715,000	$6,337,000
Cost of goods sold	10,382,000	4,689,000

Gross profit	4,333,000	1,648,000
Selling, general and administrative expenses	3,037,000	1,922,000

Income (loss) from operations	1,296,000	(274,000)
Interest expense	(90,000)	(6,000)
Other income	1,000	—
Income (loss) from equity investment	(11,000)	159,000

Income (loss) before income taxes	1,196,000	(121,000)
Provision (benefit) for income taxes	676,000	(109,000)

Net income (loss)	$520,000	$(12,000)

Earnings (loss) per weighted average share	$0.42	$(0.01)

Weighted average common shares outstanding	1,246,334	1,171,169

The accompanying notes are an integral part of these financial statements.

NITCHES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock		Common Stock		Retained Earnings	Total Shareholders’ Equity

	Shares	Amount	Shares	Amount

Balance, August 31, 2005	—	$—	1,171,169	$1,495,000	$2,765,000	$4,260,000
Shares issued in transaction	8,820	882,000	180,000	918,000	—	1,800,000
Net income	—	—	—	—	520,000	520,000

Balance, November 30, 2005	8,820	882,000	1,351,169	2,413,000	3,285,000	6,580,000

The accompanying notes are an integral part of these financial statements.

NITCHES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended November 30,

	2005	2004

Net income/(loss)	$520,000	$(12,000)
Cash flows from operating activities:
Depreciation and amortization	35,000	7,000
(Income) loss from investment in unconsolidated subsidiary	11,000	(159,000)
(Increase) decrease in accounts receivable	(1,245,000)	803,000
(Increase) decrease in inventories	3,613,000	(1,344,000)
Decrease in refundable income taxes	(30,000)	(172,000)
(Decrease) in other assets	(10,000)	—
Increase (decrease) in accounts payable and accrued expenses	(3,511,000)	895,000
Increase (decrease) in income taxes payables	740,000	(54,000)

Net cash provided (used) by operating activities	$123,000	$(36,000)

Cash flows from investing activities:
Capital expenditures	(17,000)	(3,000)
Cash acquired in transaction	124,000	—

Net cash provided (used) by investing activities	$107,000	$(3,000)

Net increase (decrease) in cash and cash equivalents	230,000	(39,000)
Cash and cash equivalents at beginning of period	192,000	219,000

Cash and cash equivalents at end of period	$422,000	$180,000

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$90,000	$6,000
Income taxes	—	116,000
Non-cash investing activity:
Acquisition of remaining outstanding shares of subsidiary
Common stock issued	$918,000	$—
Series A preferred stock issued	882,000	—

	$1,800,000	$—

The accompanying notes are an integral part of these financial statements.

NITCHES, INC.  AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.          Description of Business:

     Nitches, Inc. (the “Company”) is a wholesale importer and distributor of clothing manufactured to its specifications and distributed in the United States under Company brand labels and private retailer labels.  Nitches currently distributes men’s casual lifestyle clothing by Newport Blue®, men’s golf apparel by The Skins Game, women’s sleepwear by Body Drama® and women’s western wear by Adobe Rose® and Southwest Canyon®.  With the recent acquisition of Designer Intimates, the Company now also markets sleepwear and loungewear under the following brands: Argentovivo®, Derek Rose®, Princesse tam tam®, Crabtree & Evelyn®, The Anne Lewin® Collection, The Bill Blass® Lifestyle Collection, The Dockers® Collection, The Claire Murray® Collection and The Vassarette® Collection.  Products are sold to better department stores, specialty boutiques, moderate department stores, and national and regional discount department stores and chains.  The Company also develops and manufactures private label products for many leading retailers and catalogs.

2.           Condensed Financial Statements:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005.  In the opinion of Management, all adjustments considered necessary for a fair presentation have been included in the interim period.  Operating results for the three months ended November 30, 2005 are not necessarily indicative of the results that may be expected for the year ending August 31, 2006.

3.          Earnings Per share:

     At November 30, 2005, there were no stock options or similar instruments outstanding and therefore no dilutive effect to the number of shares outstanding.

4.          Inventories:

	November 30, 2005	August 31, 2005

Fabric and trim	$414,000	$254,000
Work in progress	2,331,000	1,530,000
Finished goods	2,469,000	2,883,000
Markdown allowances	(276,000)	(85,000)

	$4,938,000	$4,582,000

5.          Trade accounts receivable:

     Pursuant to the terms of an agreement between Nitches and a factor, Nitches sells a majority of its trade accounts receivable to the factor on a pre-approved, non-recourse basis.  The price at which the accounts are sold is the invoice amount reduced by the factor commission (.3% of the invoice amount) and all selling discounts.  For accounts sold to the factor without recourse, the factor is responsible for collection, assumes all credit risk, and obtains all of the rights and remedies against the company’s customers.  For such accounts, payment is due from the factor upon the earlier of the payment of the receivable to the factor by the customer, or the maturity of the receivable (generally 180 days from the date of shipment to the customer).  As of November 30, 2005, non-recourse receivables totaled $14.5 million.

     Trade accounts receivable not sold to the factor remain in the custody and control of the Company and the Company maintains all credit risk on those accounts as well as accounts which are sold to the factor with recourse.  The combined credit risk for non-factored and recourse receivables as of November 30, 2005, totaled $731,000, of which $241,000 had been collected by December 31, 2005.

     The Company may request payment from the factor in advance of the collection date or maturity.  Any such advance payments are assessed an interest charge through the collection date or maturity at the factor’s prime rate less 1.5% (one and one half percent) per annum.  The company’s obligations with respect to advances from the factor are

NITCHES, INC.  AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

limited to the interest charges thereon.  Advance payments are limited to a maximum of 85% (eighty-five percent) of eligible accounts receivable.  The factoring agreement also provides for the issuance of irrevocable letters of credit for the Company’s purchase of inventory in the normal course of its business.  Letters of credit are subject to a $6 million limit.  All assets of the company collateralize the advances and letters of credit.  The Company’s Chairman has also provided a personal guaranty in connection with the factoring arrangement.

     The status of the Company’s trade accounts receivable and letters of credit are as follows:

	November 30, 2005	August 31, 2005

Receivables assigned to factor:
Non-recourse	$14,458,000	$3,827,000
Recourse	440,000	110,000
Advances from factor	(12,240,000)	(3,131,000)

Due from factor	2,658,000	806,000
Non-factored accounts receivable	291,000	557,000
Allowance for customer credits and doubtful accounts	(624,000)	(272,000)

	$2,325,000	$1,091,000

Contingent liabilities for irrevocable letters of credit	$3,785,000	$3,520,000

6.           Dividends:

     The Company did not pay any dividends during the current period or the prior fiscal year.

7.           Significant Customers:

     Sales to three separate customers accounted for 19.1%, 18.3% and 17.9%, respectively, of the Company’s net sales in the three months ended November 30, 2005.  Two separate customers accounted for 45.5% and 12.9% of the Company’s net sales in the three months ended November 30, 2004.

     Three customers accounted for 20.9%, 16.6% and 15.9% respectively of the Company’s trade receivable balance as of November 30, 2005.  Two customers accounted for 49.2% and 21.1% of the Company’s trade receivable balance as of November 30, 2004.

8.           Acquisition of Designer Intimates, Inc.:

     On October 24, 2005, the Company acquired the remaining seventy-two percent (72%) of the issued and outstanding stock of Designer Intimates, Inc., a Delaware corporation (Designer Intimates) which Nitches did not own, resulting in the Company owning one hundred percent (100%) of Designer Intimates.  The aggregate purchase price for the acquisition was $1,800,000.  Nitches issued to the Sellers 180,000 restricted shares of its common stock at a value of $5.10 per share totaling $918,000 and 8,820 shares of Series A preferred stock at a value of $882,000.

     The primary reason for the acquisition was to acquire the trademarks and brand licenses to complement the Company’s broad production base.  The assets of Designer Intimates, which owns 100% of NAP, Inc., a New York-based intimate apparel company, include cash, finished goods inventory, customer lists, customer orders, trademarks, brand licenses, brand distribution agreements, office leases in New York City and Atlanta, and office equipment, furniture and fixtures, all of which Nitches intends to continue to use.

     The transaction is being accounted for using the purchase method of accounting.  The purchase price is in excess of the fair value of assets and liabilities acquired by $4,827,000 and is expected to be allocated to (i) trademarks that are not anticipated to be subject to amortization because of their indefinite life, (ii) goodwill that will not be subject to amortization but will be subject to yearly evaluation for write-down, (iii) licenses, among others, that will be subject to amortization based on the estimated useful life of the licenses, and (iv) to increase the value of purchased inventories to reflect estimated selling prices less cost of disposal and a reasonable profit allowance.  A final determination of the fair values of assets and liabilities acquired will be made after all available evidence has been obtained to reliably estimate those values.

NITCHES, INC.  AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

     The Company acquired its initial 28% interest in Designer Intimates in October 2002.  Designer Intimates had acquired NAP from its founders and obtained a credit line of approximately $12 million from HSBC, later assumed by CIT, secured by the inventory and accounts receivable of NAP and the guarantees of shareholders of Designer Intimates.  Nitches guaranteed $3.0 million of this credit line and this guaranty formed the consideration from Nitches for its 28% ownership interest in Designer Intimates.

9.          Pro Forma Financial Information:

     The pro forma financial information presented below gives effect to the acquisition of Designer Intimates as if it occurred as of the beginning of the first quarter of fiscal 2006 and 2005.  For fiscal 2006, the post acquisition results of the acquisition are reflected in the Company’s results of operations as of October 24, 2005 and pro forma results for the period September 1, 2005 to October 23, 2005 are included below.  Following are the unaudited condensed financial statements of Designer Intimates, Inc. as of November 30, 2005 and 2004 for the three month periods then ended:

	Three Months Ended November 30,

	2005	2004

Net sales	$20,058,000	$29,649,000
Net income	$492,000	$444,000
Net income per weighted average share	$0.36	$0.33
Weighted average shares outstanding	1,351,169	1,351,169

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

     Allowances for Sales Returns, Doubtful Accounts and Other.  Sales are recorded net of estimated future returns, uncollectible accounts receivable and other customer related allowances.  Management analyzes historical returns and bad debt expense, current economic trends, changes in customer demand and sell-through of our products when evaluating the adequacy of these allowances.  In addition, the Company may provide warehousing credits and other allowances to certain customers in accordance with industry practice.  These reserves are determined based on historical experience, budgeted customer allowances and existing commitments to customers.  Although management believes it has established adequate reserves with respect to these items, actual activity could vary from management’s estimates and such variances could have a material impact on reported results.  At November 30, 2005, trade accounts receivable balance was $2.3 million, net of allowances of $624,000 and factor advances of $12.2 million, as compared to the balance of $1.1 million, net of allowances of $272,000 and factor advances of $3.1 million at August 31, 2005.  At November 30, 2004, the trade accounts receivable balance was $2.8 million, net of allowances of $253,000 and factor advances of $1.6 million.

     Inventory.  The Company marks down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about age of the inventory, future demand and market conditions. This process provides for a new basis for the inventory until it is sold.  If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required.  The Company’s inventory balance was $4.8 million, net of inventory markdowns of $276,000, at November 30, 2005, as compared to an inventory balance of $4.6 million, net of inventory markdowns of $85,000, at August 31, 2005.  At November 30, 2004, the inventory balance was $4.5 million, net of inventory markdowns of $78,000.

     Deferred Taxes.  Deferred taxes are determined, based on differences between the financial statement and tax bases of assets and liabilities, as well as the future benefit of any net operating loss carryforward, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  In assessing the need for a valuation allowance management considers estimates of future taxable income and ongoing prudent and feasible tax planning strategies.

     Valuation of Goodwill, Long-Lived Assets and Intangible Assets.  The Company periodically evaluates goodwill, long-lived assets and intangible assets for potential impairment indicators.  Judgments regarding the existence of impairment indicators are based on estimated  future cash flows, market conditions and legal factors.  Future events could cause the Company to conclude that impairment indicators exist and that the net book value of goodwill, long-lived assets and intangible assets is impaired.  Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

     Contingencies and Litigation.  Management evaluates contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” an records accruals when the outcome of these matters is deemed probably and the liability could be reasonably estimated.

Results of Operations

Three Months Ended November 30, 2005 Compared to the Three Months Ended November 30, 2004

     Net sales for the three months ended November 30, 2005, increased $8.4 million as compared to the three months ended November 30, 2004.  This increase was attributable primarily to the acquisition of Designer Intimates, as well as an increase in sales for the Company’s sleepwear product line and the addition of women’s private label apparel.

     Cost of sales as a percent of net sales decreased 3.4%, generating a higher gross profit margin of 29.4% for the three months ended November 30, 2005 as compared to 26.0% for the year earlier period.  The increase in gross margin came as the result of the addition of higher gross margin sales from Designer Intimates.  The Company’s product mix constantly changes to reflect customer mix, fashion trends and changing seasons.  Consequently, gross margin is likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

     Selling, general and administrative expenses for the first quarter of fiscal 2005 increased $1.1 million as compared to a year ago, due primarily to the consolidation of selling, general and administrative costs for Designer Intimates.   Expenses included $1.8 million of selling and merchandising expenses and $414,000 of shipping and warehousing expenses.  This compares with $1.0 million of selling and merchandising expenses and $316,000 of shipping and warehousing expenses incurred during the quarter ended November 30, 2004.  Expenses as a percent of net sales decreased to 20.6% from 30.3% in the prior period, due to the inclusion of higher sales from Designer Intimates at a correspondingly lower selling, general and administrative expense rate.

     Interest expense increased $84,000 in the current quarter to $90,000 as compared to $6,000 for the three months ended November 30, 2004.  This increase was due to higher interest rates charged on increased advances under the Company’s factoring agreement, as well as the additional interest expense of Designer Intimates.

     The Company’s income tax provision for the three months ended November 30, 2005 reflects a $676,000 tax expense accrued at an average 42% tax rate on income before the purchase accounting effect of a non-taxable increase in cost of goods to reflect the write up of the inventory of Designer Intimates to fair market value, which reduced pretax income.  The Company also utilized an estimated tax rate of 39% for the three months ended November 30, 2004 to recognize a $109,000 tax benefit on a pretax loss of $274,000.

Acquisition of Designer Intimates, Inc.

     On October 24, 2005, the Company acquired the remaining seventy-two percent (72%) of the issued and outstanding stock of Designer Intimates, Inc., a Delaware corporation (Designer Intimates) which Nitches did not own, resulting in the Company owning one hundred percent (100%) of Designer Intimates.  The aggregate purchase price for the acquisition was $1,800,000.  Nitches issued to the Sellers 180,000 restricted shares of its common stock at a value of $5.10 per share and $882,000 of preferred stock.  The assets of Designer Intimates, which owns 100% of NAP, Inc., a New York-based intimate apparel company, include finished goods inventory, customer lists, customer orders, trade names, brand licenses, brand distribution agreements, office leases in New York City and Atlanta, and office equipment, furniture and fixtures, all of which Nitches intends to continue to use.

     The Company acquired its initial 28% interest in Designer Intimates in October 2002.  Designer Intimates had acquired NAP from its founders and obtained a credit line of approximately $12 million from HSBC, later assumed by CIT, secured by the inventory and accounts receivable of NAP and the guarantees of shareholders of Designer Intimates.  Nitches guaranteed $3.0 million of this credit line and this guaranty formed the consideration from Nitches for its 28% ownership interest in Designer Intimates.

Liquidity and Capital Resources

     For the quarter ended November 30, 2005 cash provided by operating activities was approximately $123,000, whereas for the prior quarter ended November 30, 2004 cash used by operating activities was approximately $36,000.  For the period ended November 30, 2005, the increase in cash provided by operating activities was due primarily to net income and an decrease in inventories, offset partially by an increase in accounts receivable, all as a result of higher sales in the current period.  For the quarter ended November 30, 2004, cash used by the net loss and an increase in inventories was offset partially by a reduction in accounts receivable due to decreased sales during the quarter.

     For the quarter ended November 30, 2005, net cash provided by investing activities of $107,000 derived from the acquisition of cash balances of Designer Intimates, offset partially by capital expenditures on equipment and leasehold improvements.  Minimal cash was used in the prior period for the purchase of furniture and equipment used in the ordinary course of business operations.

     There was no cash provided or used by financing activities during either quarter ended November 30.

     Working capital decreased to $1.6 million at November 30, 2005 from $4.3 million at August 31, 2005.  The current ratio decreased to 1.2:1 at November 30, 2005 from 2.5:1 at August 31, 2005.  These decreases resulted from the consolidation of higher liabilities and correspondingly lower current assets due to the Designer Intimates acquisition.

     The Company sells substantially all of its trade receivables to a factor (CIT) on a pre-approved, non-recourse basis. The Company attempts to make any recourse shipments on a COD basis or ensure that the customers’ payments are backed by a commercial or standby letter of credit issued by the customers’ bank.  The amount of the Company’s receivables that were recourse and were not made on a COD basis or supported by commercial or standby letters of credit at November 30, 2005 was approximately $445,000, of which approximately $160,000 had been collected through December 31, 2005.

     Payment for non-recourse factored receivables is made at the time customers make payment to CIT or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date.  Under the factoring agreement, the Company can request advances in anticipation of customer collections at the prime rate (currently 7.25%) less one and one-half percent (1.5%).  The amount of advances available to the Company is limited to eighty-five percent (85%) of non-recourse factored receivables.

     The Company may issue import letters of credit through CIT for the purchase of inventory in the normal course of its operations.  Letters of credit are subjected to a limit of $6 million.  At November 30, 2005, the Company had outstanding letters of credit of approximately $1.6 million for the purchase of finished goods, which had been opened through CIT.

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

Contractual Obligations and Commercial Commitments

	Payments due/Commitments expiring per period

	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years		Over 5 years

Operating leases	$664,000	$495,000	$169,000	—		—
License royalty minimums	110,000	70,000	40,000	—		—
Letters of credit	3,785,000	3,785,000	—	—		—
Guarantees	3,000,000	—	—	3,000,000	*	—

Total obligations & commitments	$7,559,000	$4,350,000	$209,000	$3,000,000		$—

* Due on demand

Inventory

     The Company’s inventory increased 7.8% to $4.9 million at November 30, 2005, from $4.6 million at August 31, 2005.  Compared to inventories of $4.5 million at November 30, 2004, inventories ending the current period increased 9.7%, primarily because the Company is holding additional inventory due to the acquisition of Designer Intimates.  The Company believes that its current inventory mix and unit levels are appropriate to respond to anticipated market demand.

     In its ordinary course of operations, the Company generally makes some sales below its normal selling prices or below cost.  Based on prior experience, management believes this will be true for some inventory held on or acquired after November 30, 2005.  The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

     The Company has established an inventory markdown reserve as of November 30, 2005, which management believes will be sufficient for current inventory that is expected to sell below cost in the future.  There can be no assurance that the Company will realize its expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of November 30, 2005 for which customer sales orders have not yet been received.  The inventory markdown reserve is calculated based on specific identification of aged goods and styles that are slow-moving or selling off-price.

Backlog

     As of November 30, 2005, the Company had on-hand unfilled customer orders of $23.4 million as compared to $13.0 million at November 30, 2004, with such orders generally scheduled for delivery by May 2006 and 2005, respectively.  The increase in backlog is due to the addition of $10.8 million in orders as a result of the acquisition of Designer Intimates.

     Backlog amounts include both confirmed and unconfirmed orders that the Company believes, based on industry practice and past experience, will be confirmed.  While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at November 30, 2005.  Because of the Company’s reliance upon a few major accounts, any deteriorating financial performance by one or more of these customers could lead to the cancellation of existing orders and/or an inability to secure future orders, which would have a material adverse financial effect on the Company.

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

Future Operating Results

     Business conditions in the apparel sector continue to be characterized by limited consumer demand and persistent discounting of merchandise by retailers.  The continuing conflict in Iraq, coupled with the propensity of consumers to seek “on sale” merchandise has sustained the use of significant discounting by most retailers to stimulate sales.  In general, retailers have to sell more units in order to achieve sales equal to last year.  The Company does not expect significant improvement in business conditions in the apparel sector for the upcoming fiscal year.  Furthermore, the Company expects to incur significant expense related to internal controls documentation, testing and remediation requirements as mandated by Sarbanes-Oxley legislation with which the Company must be in compliance by August 31, 2007.  In view of the market uncertainties and economic pressures facing the Company, management remains conservative in its approach to the upcoming fiscal year.

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

PART II  -  OTHER INFORMATION

ITEM 6.  Exhibits

31.1	Certification required under Section 302

32.1	Certification required under Section 906

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

NITCHES, INC.

Registrant

January 19, 2006	By:	/s/ Steven P. Wyandt

Steven P. Wyandt
As Principal Financial Officer and on behalf of the Registrant

EXHIBIT INDEX

Exhibit Number	Exhibit

31.1	Certification required under Section 302

32.1	Certification required under Section 906