Form 10-Q
period 2006-02-28
NITCHES INC
filed 2006-04-19
CIK 772263

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2006

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of February 28, 2006 the Registrant had 4,053,507 shares of common stock outstanding.

PART I  -  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NITCHES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2006	August 31, 2005

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$383,000	$192,000

Receivables:
Due from factor, less allowances	9,711,000	3,749,000
Trade accounts, less allowances	221,000	473,000
Due from affiliates and employees	33,000	11,000
Total receivables	9,965,000	4,233,000
Refundable income taxes	176,000	212,000
Inventories, less allowances	7,782,000	4,582,000
Deferred income taxes, current	600,000	867,000
Other current assets	371,000	302,000

Total current assets	19,277,000	10,388,000
Property and equipment, net	267,000	38,000
Goodwill and trademarks	3,539,000	—
Other intangibles subject to amortization, net	687,000	—
Deferred income taxes, net of current	477,000	10,000
Other assets	67,000	17,000

	$24,314,000	$10,453,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Due to factor	$9,374,000	$3,131,000
Accounts payable	6,188,000	2,276,000
Accrued expenses	1,022,000	640,000
Income taxes payable	1,105,000	—

Total current liabilities	17,689,000	6,047,000

Long term liabilities:
Loss on investment in Designer Intimates, Inc.	—	146,000
Shareholders’ equity:
Series A preferred stock, $100 par value; 25,000,000 shares authorized, 8,820 shares issued and outstanding (0 - August 31, 2005)	882,000	—
Common stock, no par value; 50,000,000 shares authorized; 4,053,507 shares issued and outstanding (3,513,507 - August 31, 2005)	2,413,000	1,495,000
Retained earnings	3,330,000	2,765,000

Total shareholders’ equity	6,625,000	4,260,000

	$24,314,000	$10,453,000

The accompanying notes are an integral part of these financial statements.

NITCHES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,

	2006	2005	2006	2005

Net sales	$12,314,000	$6,521,000	$27,029,000	$12,858,000
Cost of goods sold	8,755,000	5,258,000	19,137,000	9,947,000

Gross profit	3,559,000	1,263,000	7,892,000	2,911,000
Selling, general and administrative expenses	3,250,000	1,951,000	6,287,000	3,874,000

Income (loss) from operations	309,000	(688,000)	1,605,000	(963,000)
Interest expense	(133,000)	(25,000)	(223,000)	(30,000)
Other income	—	—	1,000	—
Income (loss) from equity investment	—	(86,000)	(11,000)	73,000
Income (loss) before income tax provision (benefit)	176,000	(799,000)	1,372,000	(920,000)
Provision (benefit) for income taxes	131,000	(275,000)	807,000	(384,000)

Net income (loss)	$45,000	$(524,000)	$565,000	$(536,000)

Earnings (loss) per weighted average share	$0.01	$(0.15)	$0.15	$(0.15)

Weighted average common shares outstanding	4,053,507	3,513,507	3,895,385	3,513,507

The accompanying notes are an integral part of these financial statements.

NITCHES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock		Common Stock		Retained Earnings	Total Shareholders’ Equity

	Shares	Amount	Shares	Amount

Balance, August 31, 2005	—	$—	3,513,507	$1,495,000	$2,765,000	$4,260,000
Shares issued in transaction	8,820	882,000	540,000	918,000	—	1,800,000
Net income	—	—	—	—	520,000	520,000

Balance, November 30, 2005	8,820	882,000	4,053,507	2,413,000	3,285,000	6,580,000

Net income	—	—	—	—	45,000	45,000

Balance, February 28, 2006	8,820	$882,000	4,053,507	$2,413,000	$3,330,000	$6,625,000

The accompanying notes are an integral part of these financial statements.

NITCHES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended February 28,

	2006	2005

Net income/(loss)	$565,000	$(536,000)
Cash flows from operating activities:
Depreciation and amortization	120,000	14,000
(Income) loss from investment in unconsolidated subsidiary	11,000	(73,000)
(Increase) decrease in receivables	(2,346,000)	966,000
(Increase) decrease in refundable income taxes	36,000	(502,000)
(Increase) decrease in inventories	369,000	(2,537,000)
Increase in other assets	(11,000)	—
Increase (decrease) in accounts payable and accrued expenses	(2,077,000)	813,000
Increase in income taxes payables	627,000	—

Net cash used by operating activities	$(2,706,000)	$(1,855,000)

Cash flows from investing activities:
Acquisition cost of transaction	(95,000)	—
Capital expenditures	(25,000)	(12,000)
Cash acquired in transaction	127,000	—

Net cash provided (used) by investing activities	$7,000	$(12,000)

Cash flows provided by financing activities:
Advances from factor	$2,890,000	$1,801,000

Net increase (decrease) in cash and cash equivalents	191,000	(66,000)
Cash and cash equivalents at beginning of period	192,000	219,000

Cash and cash equivalents at end of period	$383,000	$153,000

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$223,000	$6,000
Income taxes	180,000	116,000
Non-cash investing activity:
Acquisition of remaining outstanding shares of subsidiary
Common stock issued	$918,000	$—
Series A preferred stock issued	882,000	—

	$1,800,000	$—

The accompanying notes are an integral part of these financial statements.

NITCHES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.          Description of Business:

          Nitches, Inc. (the “Company”) is a wholesale importer and distributor of clothing manufactured to its specifications and distributed in the United States under Company brand labels and private retailer labels.  Nitches currently distributes men’s casual lifestyle clothing by Newport Blue®, men’s golf apparel by The Skins Game®, women’s sleepwear by Body Drama® and women’s western wear by Adobe Rose® and Southwest Canyon®.  With the recent acquisition of Designer Intimates, the Company now also markets sleepwear and loungewear under the following brands: Argentovivo®, Derek Rose®, Princesse tam tam®, Crabtree & Evelyn®, The Anne Lewin® Collection, The Bill Blass® Lifestyle Collection, The Dockers® Collection, The Claire Murray® Collection and The Vassarette® Collection.  Products are sold to better department stores, specialty boutiques, moderate department stores, and national and regional discount department stores.  The Company also develops and manufactures private label products for many leading retailers and catalog direct marketers.

2.          Condensed Financial Statements:

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005.  In the opinion of Management, all adjustments considered necessary for a fair presentation have been included in the interim period.  Operating results for the six months ended February 28, 2006 are not necessarily indicative of the results that may be expected for the year ending August 31, 2006.

3.          Earnings Per share:

          At February 28, 2006, there were no stock options or similar instruments outstanding and therefore no dilutive effect to the number of shares outstanding.  The earnings per share computations have been adjusted retroactively for all periods presented to reflect a 200% stock dividend issued on January 20, 2006.

4.          Inventories:

	February 28, 2006	August 31, 2005

Fabric and trim	$394,000	$254,000
Work in progress	1,962,000	1,530,000
Finished goods	5,801,000	2,883,000
Markdown allowances	(375,000)	(85,000)

	$7,782,000	$4,582,000

5.          Trade accounts receivable:

          Pursuant to the terms of an agreement between Nitches and a factor, Nitches sells a majority of its trade accounts receivable to the factor on a pre-approved, non-recourse basis.  The price at which the accounts are sold is the invoice amount reduced by the factor commission (0.3% of the invoice amount) and all selling discounts.  For accounts sold to the factor without recourse, the factor is responsible for collection, assumes all credit risk, and obtains all of the rights and remedies against the company’s customers.  For such accounts, payment is due from the factor upon the earlier of the payment of the receivable to the factor by the customer, or the maturity of the receivable (generally 180 days from the date of shipment to the customer).  As of February 28, 2006, non-recourse receivables totaled $10.2 million.

          Trade accounts receivable not sold to the factor remain in the custody and control of the Company and the Company maintains all credit risk on those accounts as well as accounts which are sold to the factor with recourse.  The combined credit risk for non-factored and recourse receivables as of February 28, 2006, totaled $321,000, of which $239,000 had been collected by March 31, 2006.

NITCHES, INC.  AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statement (continued)

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

          The status of the Company’s trade accounts receivable and letters of credit are as follows:

	February 28, 2006	August 31, 2005

Receivables assigned to factor:
Non-recourse	$10,152,000	$3,827,000
Recourse	85,000	110,000
Allowance for customer credits and doubtful accounts	(526,000)	(188,000)

Due from factor, net	9,711,000	3,749,000
Due to factor	(9,374,000)	(3,131,000)

Net factor position	$337,000	$618,000

Non-factored accounts receivable	236,000	557,000
Allowance for customer credits and doubtful accounts	(15,000)	(84,000)

Trade receivables, less allowances	$221,000	$473,000

Contingent liabilities for irrevocable letters of credit	$2,413,000	$3,520,000

6.          Dividends:

          The Company did not pay any cash dividends during the current period or the prior fiscal year.  On January 20, 2006 the Company issued a 200% stock dividend to shareholders of record as of January 3, 2006.

7.          Significant Customers:

          For the six months ended February 28, 2006, sales to two separate customers accounted for 42.0% of the Company’s net sales.  Sales to one customer accounted for 54.9% of the Company’s net sales for the six months ended February 28, 2005.  Sales to two separate customers accounted for 22.5% of the Company’s net sales in the three months ended February 28, 2006.  Two separate customers accounted for 72.8% of the Company’s net sales in the three months ended February 28, 2005.

          Two customers accounted for 45.3% respectively of the Company’s trade receivable balance as of February 28, 2006.  One customer accounted for 60.7% of the Company’s trade receivable balance as of February 28, 2005.

8.          Acquisition of Designer Intimates, Inc.:

          On October 24, 2005, the Company acquired the remaining seventy-two percent (72%) of the issued and outstanding stock of Designer Intimates, Inc., a Delaware corporation (Designer Intimates) which Nitches did not own, resulting in the Company owning one hundred percent (100%) of Designer Intimates.  The aggregate purchase price for the acquisition was $1,800,000.  Nitches issued to the Sellers 540,000 restricted shares of its common stock at a value of $1.70 per share totaling $918,000 and 8,820 shares of Series A preferred stock at a value of $882,000.

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

NITCHES, INC.  AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statement (continued)

          The transaction is being accounted for using the purchase method of accounting.  The purchase price is in excess of the fair value of assets and liabilities acquired by $4,842,000 and is expected to be allocated to (i) trademarks that are not anticipated to be subject to amortization because of their indefinite life, (ii) goodwill that will not be subject to amortization but will be subject to yearly evaluation for write-down, (iii) licenses, among others, that will be subject to amortization based on the estimated useful life of the licenses, and (iv) to increase the value of purchased inventories to reflect estimated selling prices less cost of disposal and a reasonable profit allowance.  A final determination of the fair values of assets and liabilities acquired will be made after all available evidence has been obtained to reliably estimate those values.

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

9.        Pro Forma Financial Information:

          The pro forma financial information presented below gives effect to the acquisition of Designer Intimates as if it occurred as of the beginning of fiscal 2006 and 2005.  For fiscal 2006, the post acquisition results are reflected in the Company’s results of operations as of October 24, 2005 and pro forma results for the period September 1, 2005 to October 23, 2005 are included below.

	Six Months Ended February 28,

	2006	2005

Net sales	$32,372,000	$45,517,000
Net income (loss)	$510,000	$(657,000)
Net income (loss) per weighted average share	$0.13	$(0.16)
Weighted average shares outstanding	4,053,507	4,053,507

10.      Goodwill and Intangible Assets:

          Goodwill and Other Intangible Assets consisted of the following at October 24, 2005 and February 28, 2006:

	February 28, 2006	October 24, 2005

Goodwill & trademarks	$3,539,000	$3,524,000

Other intangibles	$721,000	$721,000
Accumulated amortization	(34,000)	—

	$687,000	$721,000

          The Goodwill & Trademarks represents the excess purchase price over the fair value of the net assets acquired with Designer Intimates, Inc. and is not subject to amortization.  In accordance with SFAS 142 it will be tested for impairment on an annual basis and between annual tests in certain instances (see Valuation of Goodwill, Long-lived Assets and Intangible Assets).  The Other Intangibles is the license for Crabtree & Evelyn which is being amortized through December 31, 2012.

NITCHES, INC.  AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statement (continued)

          The estimated aggregate amortization expense for intangible assets for each of the five succeeding fiscal years is:

2006	$100,000
2007	100,000
2008	100,000
2009	100,000
2010	100,000

11.          New Accounting Pronouncements:

          The FASB did not issue any new Statements of Financial Accounting Standards during the current period that were applicable to the Company.

12.          Reclassification

          The due to and from factor captions on the August 31, 2005 condensed consolidated balance sheet and February 28, 2005 condensed consolidated statement of cash flows have been reclassified to conform to the February 28, 2006 financial statement presentation.

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

          Allowances for Sales Returns, Doubtful Accounts and Other.  Sales are recorded net of estimated future returns, uncollectible accounts receivable and other customer related allowances.  Management analyzes historical returns and bad debt expense, current economic trends, changes in customer demand and sell-through of our products when evaluating the adequacy of these allowances.  In addition, the Company may provide warehousing credits and other allowances to certain customers in accordance with industry practice.  These reserves are determined based on historical experience, budgeted customer allowances and existing commitments to customers.  Although management believes it has established adequate reserves with respect to these items, actual activity could vary from management’s estimates and such variances could have a material impact on reported results.  At February 28, 2006, trade accounts receivable balance was $558,000, net of allowances of $541,000 and factor advances of $9.4 million, as compared to the balance of $1.1 million, net of allowances of $272,000 and factor advances of $3.1 million at August 31, 2005.  At February 28, 2005, the trade accounts receivable balance was $802,000, net of allowances of $256,000 and factor advances of $3.7 million.

          Inventory.  The Company marks down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about age of the inventory, future demand and market conditions. This process provides for a new basis for the inventory until it is sold.  If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required.  The Company’s inventory balance was $7.8 million, net of inventory markdowns of $375,000, at February 28, 2006, as compared to an inventory balance of $4.6 million, net of inventory markdowns of $85,000, at August 31, 2005.  At February 28, 2005, the inventory balance was $5.7 million, net of inventory markdowns of $79,000.

          Deferred Taxes.  Deferred taxes are determined, based on differences between the financial statement and tax bases of assets and liabilities, as well as the future benefit of any net operating loss carry forward, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  In assessing the need for a valuation allowance management considers estimates of future taxable income and ongoing prudent and feasible tax planning strategies.

          Valuation of Goodwill, Long-Lived Assets and Intangible Assets.  The Company evaluates goodwill, long-lived assets and intangible assets for potential impairment on an annual basis during the fourth fiscal quarter, subsequent to the completion of financial projections for the following fiscal year.  The Company may make an evaluation between annual tests in certain circumstances such as a significant change in business climate, unanticipated competition, loss of key personnel, or adverse action or assessment by a regulator such as import quotas or duties. Any of these circumstances could cause the Company to conclude that impairment exists and that the net book value of goodwill, long-lived assets and/or intangible assets is impaired.  Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

          Contingencies and Litigation.  Management evaluates contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” an records accruals when the outcome of these matters is deemed probably and the liability could be reasonably estimated.

Results of Operations

Six Months Ended February 28, 2006 Compared to the Six Months Ended February 28, 2005

          Net sales for the six months ended February 28, 2006, increased $14.2 million or 110% as compared to the six months ended February 28, 2005.  This increase was attributable primarily to the acquisition of Designer Intimates, as well as an increase in sales for the Company’s sleepwear product line and the addition of women’s private label apparel.

          Cost of sales as a percent of net sales decreased 6.6%, generating a higher gross profit margin of 29.2% for the six months ended February 28, 2006 as compared to 22.6% for the year earlier period.  The increase in gross margin came primarily as the result of the addition of higher gross margin sales from Designer Intimates, as well as higher earned gross margins in the Company’s menswear product line.  The Company’s product mix constantly changes to reflect customer mix, fashion trends and changing seasons.  Consequently, gross margin is likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

          Selling, general and administrative expenses for the first half of fiscal 2006 increased $2.4 million as compared to a year ago, due primarily to the consolidation of selling, general and administrative costs for Designer Intimates.   Expenses included $2.8 million of selling and merchandising expenses and $923,000 of shipping and warehousing expenses.  This compares with $2.0 million of selling and merchandising expenses and $624,000 of shipping and warehousing expenses incurred during the six months ended February 28, 2005.  Expenses as a percent of net sales decreased to 23.3% from 30.1% in the prior period, due to the inclusion of higher sales from Designer Intimates at a correspondingly lower selling, general and administrative expense rate.

          Interest expense increased $193,000 in the current period to $223,000 as compared to $30,000 for the six months ended February 28, 2005.  This increase was due primarily to increased advances under the Company’s factoring agreement and the inclusion of the interest expense of Designer Intimates.  Interest expense was also impacted by higher interest rates charged on advances due to increases in the prime lending rate from 5.5% at February 28, 2005 to 7.5% at February 28, 2006.

          The Company’s income tax provision for the six months ended February 28, 2006 reflects $807,000 of tax expense accrued at an average 42% tax rate on pretax income before it was reduced by the purchase accounting effect of a non-taxable increase in cost of goods to reflect the write up of the inventory of Designer Intimates to fair market value.  The Company also utilized an estimated tax rate of 42% for the three months ended February 28, 2005 to recognize a $384,000 tax benefit on a pretax loss of $920,000.

Three Months Ended February 28, 2006 Compared to the Three Months Ended February 28, 2005

          Net sales for the three months ended February 28, 2006, increased $5.8 million as compared to the three months ended February 28, 2005.  This increase was attributable to the acquisition of Designer Intimates.

          Cost of sales as a percent of net sales decreased 9.5%, generating a higher gross profit margin of 28.9% for the three months ended February 28, 2006 as compared to 19.4% for the year earlier period.  The increase in gross margin came primarily as the result of the addition of higher gross margin sales from Designer Intimates.  The Company’s product mix constantly changes to reflect customer mix, fashion trends and changing seasons.  Consequently, gross margin is likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

          Selling, general and administrative expenses for the three months ended February 28, 2006 increased $1.3 million as compared to a year ago, due to the consolidation of selling, general and administrative costs for Designer Intimates.   Expenses included $1.2 million of selling and merchandising expenses and $509,000 of shipping and warehousing expenses.  This compares with $1.1 million of selling and merchandising expenses and $308,000 of shipping and warehousing expenses incurred during the three months ended February 28, 2005.  Expenses as a percent of net sales decreased to 26.4% from 29.9% in the prior period, due to the inclusion of higher sales from Designer Intimates at a correspondingly lower selling, general and administrative expense rate.

          Interest expense increased $108,000 in the current period to $133,000 as compared to $25,000 for the three months ended February 28, 2005.  This increase was due to higher interest rates charged on increased advances under the Company’s factoring agreement, as well as the inclusion of the interest expense of Designer Intimates.

          The Company’s income tax provision for the three months ended February 28, 2006 reflects $131,000 of tax expense accrued at an average 40% tax rate on pretax income before it was reduced by the purchase accounting effect of a non-taxable increase in cost of goods to reflect the write up of the inventory of Designer Intimates to fair market value, which reduced pretax income.

Acquisition of Designer Intimates, Inc.

          On October 24, 2005, the Company acquired the remaining seventy-two percent (72%) of the issued and outstanding stock of Designer Intimates, Inc., a Delaware corporation (Designer Intimates) which Nitches did not own, resulting in the Company owning one hundred percent (100%) of Designer Intimates.  The aggregate purchase price for the acquisition was $1,800,000.  Nitches issued to the Sellers 540,000 restricted shares of its common stock at a value of $1.70 per share totaling $918,000 and 8,820 shares of Series A preferred stock at a value of $882,000.

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

          The transaction is being accounted for using the purchase method of accounting.  The purchase price is in excess of the fair value of assets and liabilities acquired by $4,842,000 and is expected to be allocated to (i) trademarks that are not anticipated to be subject to amortization because of their indefinite life, (ii) goodwill that will not be subject to amortization but will be subject to yearly evaluation for write-down, (iii) licenses, among others, that will be subject to amortization based on the estimated useful life of the licenses, and (iv) to increase the value of purchased inventories to reflect estimated selling prices less cost of disposal and a reasonable profit allowance.  A final determination of the fair values of assets and liabilities acquired will be made after all available evidence has been obtained to reliably estimate those values.

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

Liquidity and Capital Resources

          For the period ended February 28, 2006 cash used by operating activities was approximately $2.7 million, whereas for the prior period ended February 28, 2005 cash used by operating activities was approximately $1.9 million.  The increase in cash used by operating activities during the period ended February 28, 2006, was due to an increase in accounts receivable and decrease in accounts payable and accrued expenses, offset partially by net income provided from operations.  For the period ended February 28, 2005, cash used by the net loss and an increase in inventories was offset partially by a reduction in accounts receivable due to decreased sales during the quarter.

          For the period ended February 28, 2006, net cash provided by investing activities of $7,000 derived from the acquisition of cash balances of Designer Intimates, offset by the cost of the acquisition as well as capital expenditures on equipment and leasehold improvements.  Minimal cash was used in the prior period for the purchase of furniture and equipment used in the ordinary course of business operations.

          For the period ended February 28, 2006, net cash provided by financing activities was approximately $2.9 million as compared to $1.8 million for the prior period ended February 28, 2005. For each of these periods cash provided by financing activities was attributable to advances from the Company’s factor in accordance with the terms of the factoring agreement.

          Working capital decreased to $1.6 million at February 28, 2006 from $4.3 million at August 31, 2005.  The current ratio decreased to 1.1:1 at February 28, 2006 from 1.7:1 at August 31, 2005.  These decreases resulted from the consolidation of higher liabilities and correspondingly lower current assets due to the Designer Intimates acquisition.

          The Company sells substantially all of its trade receivables to a factor (CIT) on a pre-approved, non-recourse basis. The Company attempts to make any recourse shipments on a COD basis or ensure that the customers’ payments are backed by a commercial or standby letter of credit issued by the customers’ bank.  The amount of the Company’s receivables that were recourse and were not made on a COD basis or supported by commercial or standby letters of credit at February 28, 2006 was approximately $322,000, of which approximately $ 239,000 had been collected through March 31, 2006.

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

          The Company may issue import letters of credit through CIT for the purchase of inventory in the normal course of its operations.  Letters of credit are subjected to a limit of $12 million.  At February 28, 2006, the Company had outstanding letters of credit of approximately $2.4 million for the purchase of finished goods, which had been opened through CIT.

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

Contractual Obligations and Commercial Commitments

	Payments due/Commitments expiring per period

	Total Amounts Committed	Less than 1 year				Over 5 years
			1-3 years	4-5 years

Operating leases	$929,000	$802,000	$127,000	—		—
License royalty minimums	161,000	71,000	90,000	—		—
Letters of credit	2,413,000	2,413,000	—	—		—
Guarantees	3,000,000	—	—	3,000,000	*	—

Total obligations & commitments	$6,503,000	$3,286,000	$217,000	$3,000,000		$—

* Due on demand

Inventory

          The Company’s inventory increased 69.8% to $7.8 million at February 28, 2006, from $4.6 million at August 31, 2005.  Compared to inventories of $5.7 million at February 28, 2005, inventories ending the current period increased 37.4%, primarily because the Company is holding additional inventory due to the acquisition of Designer Intimates.  The Company believes that its current inventory mix and unit levels are appropriate to respond to anticipated market demand.

          In its ordinary course of operations, the Company generally makes some sales below its normal selling prices or below cost.  Based on prior experience, management believes this will be true for some inventory held on or acquired after February 28, 2006.  The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

          The Company has established an inventory markdown reserve as of February 28, 2006, which management believes will be sufficient for current inventory that is expected to sell below cost in the future.  There can be no assurance that the Company will realize its expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of February 28, 2006 for which customer sales orders have not yet been received.  The inventory markdown reserve is calculated based on specific identification of aged goods and styles that are slow-moving or selling off-price.

Backlog

          As of February 28, 2006, the Company had on-hand unfilled customer orders of $22.4 million as compared to $13.0 million at February 28, 2005, with such orders generally scheduled for delivery by August 2006 and 2005, respectively.  The increase in backlog is due primarily to the addition of $7.6 million in orders as a result of the acquisition of Designer Intimates, as well as $3.7 million in orders received from a new private label customer, offset partially by a decrease in orders for sleepwear and western wear.

          Backlog amounts include both confirmed and unconfirmed orders that the Company believes, based on industry practice and past experience, will be confirmed.  While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at February 28, 2006.  Because of the Company’s reliance upon a few major accounts, any deteriorating financial performance by one or more of these customers could lead to the cancellation of existing orders and/or an inability to secure future orders, which would have a material adverse financial effect on the Company.

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

Future Operating Results

          Business conditions in the apparel sector continue to be characterized by limited consumer demand and persistent discounting of merchandise by retailers.  The continuing conflict in Iraq, coupled with the propensity of consumers to seek “on sale” merchandise has sustained the use of significant discounting by most retailers to stimulate sales.  In general, retailers have to sell more units in order to achieve sales equal to last year.  The Company does not expect significant improvement in business conditions in the apparel sector for the upcoming fiscal year.  Furthermore, the Company expects to incur significant expense related to internal controls documentation, testing and remediation requirements as mandated by Sarbanes-Oxley legislation with which the Company must be in compliance by August 31, 2007.  In view of the market uncertainties and economic pressures facing the Company, management remains conservative in its approach to the reminder of the fiscal year.

ITEM 4.  Controls and Procedures

          As of the end of the period covered by this report, the Chief Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, he concluded that the disclosure controls and procedures of the Company are effective in timely alerting of the material information required to be included in the periodic filings with the Securities and Exchange Commission and that the information required to be disclosed in these filings is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission.

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

NITCHES, INC.

Registrant

April 19, 2006	By:	/s/ Steven P. Wyandt

Steven P. Wyandt
As Principal Financial Officer and on behalf of the Registrant

EXHIBIT INDEX

Exhibit Number	Exhibit

31.1	Certification required under Section 302

32.1	Certification required under Section 906