Form 10-K/A
period 2005-08-31
NITCHES INC
filed 2006-05-16
CIK 772263

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
 Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________.

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

EXPLANATORY NOTE

This amendment to the annual report of Nitches, Inc. on form 10-K for the fiscal year ended August 31, 2005 is being made to:

1)	Revise the cover page to eliminate the note for documents incorporated by reference;
2)

Revise the presentation of the Company’s Consolidated Balance Sheets, Consolidate Statements of Cash Flows and Trade Receivables footnote to eliminate the netting of receivables due from factor with advances due to factor as required by Rule 5-02.19(2) of Regulation S-X;

3)	Change the terminology for shipping and handling costs billed to customers as “freight costs”;
4)	Include a schedule under the Income Taxes footnote disclosing the amount and expiration of our net operating loss carry forward;
5)

Present that information required under Part III which had been incorporated by reference to the Company’s Definitive Proxy Statement, as the proxy was not timely filed to allow such incorporation by reference;

6)	File as Exhibit 14.1 the Company’s Code of Ethics and Business Conduct and provide the website address where the Company makes the most current version publicly available;
7)	Revise the certifications required under Section 302 of Sarbanes Oxley and Item 601(b)(31) to reflect the exact language required by these regulations.

Items included in the original report that are not included herein are not amended and remain in effect as of the date of the original filing.

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

As discussed in note 14, the accompanying consolidated financial statements have been restated.

Berenson LLP

New York, New York
October 14, 2005, except note 13, as to which the
date is October 24, 2005 (May 6, 2006 as to the
restatement described in note 14)

NITCHES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	August 31,

	2005	2004

ASSETS
Current assets:
Cash	$192,000	$219,000

Receivables:
Due from factor, net	3,749,000	4,762,000
Non-factored trade receivables, net	473,000	732,000
Due from affiliates and employees	11,000	32,000

Total receivables	4,233,000	5,526,000
Refundable income taxes	212,000	—
Inventories	4,582,000	3,373,000
Deferred income taxes, current	867,000	288,000
Other current assets	302,000	89,000

Total current assets	10,388,000	9,495,000
Furniture, fixtures and equipment, net	38,000	37,000
Deferred income taxes, non-current	10,000	12,000
Other assets	17,000	17,000

Total assets	$10,453,000	$9,561,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Due to factor	$3,131,000	$1,939,000
Accounts payable	2,276,000	1,366,000
Accrued expenses	640,000	519,000
Income taxes payable		54,000

Total current liabilities	6,047,000	3,878,000
Long term liabilities:
Loss on equity investment	146,000	222,000
Shareholders’ equity:
Preferred stock, no par value; 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 50,000,000 shares authorized; 1,171,169 shares in 2005 and 2004 issued and outstanding	1,495,000	1,495,000
Retained earnings	2,765,000	3,966,000

Total shareholders’ equity	4,260,000	5,461,000

Total liabilities and shareholders’ equity	$10,453,000	$9,561,000

The accompanying notes are an integral part of these consolidated financial statements.

NITCHES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year ended August 31,

	2005	2004	2003

Cash flows from operating activities:
Net income(loss)	$(1,201,000)	$557,000	$(970,000)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Share of (income) loss from equity investment	64,000	(14,000)	236,000
Depreciation and amortization	27,000	26,000	33,000
Deferred income taxes	(577,000)	(55,000)	(79,000)
(Increase) decrease in due from factor	1,013,000	(2,598,000)	1,942,000
(Increase) decrease in trade receivables	259,000	(460,000)	45,000
(Increase) decrease in due from affiliates and employees	21,000	(4,000)	82,000
(Increase) decrease in income taxes refundable/payable	(266,000)	520,000	(348,000)
(Increase) decrease in inventories	(1,209,000)	1,601,000	332,000
(Increase) decrease in other current assets	(213,000)	(32,000)	49,000
Increase (decrease) in accounts payable and accrued expenses	1,031,000	178,000	(2,570,000)

Net cash used by operating activities	(1,051,000)	(281,000)	(1,248,000)

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(28,000)	(7,000)	(4,000)
Capital contribution in equity investment	(140,000)	—	—

Net cash used by investing activities	(168,000)	(7,000)	(4,000)

Cash flows from financing activities:
Advances from factor	1,192,000	397,000	1,532,000
Dividends paid, common stock	—	—	(352,000)

Net cash provided by financing activities	1,192,000	397,000	1,180,000

Net increase (decrease) in cash	(27,000)	109,000	(72,000)
Cash at beginning of year	219,000	110,000	182,000

Cash at end of year	$192,000	$219,000	$110,000

Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest	$102,000	$93,000	$83,000

Income taxes	$118,000	$349,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Nitches Inc, and Subsidiaries
Notes to the Consolidated Financial Statements

2.  Summary of Significant Accounting Policies

Freight Costs:

          Freight costs billed to customers for the handling and delivery of products to their locations are included in net sales.  Freight costs incurred from third party delivery services are included in cost of goods sold.  Freight costs of $268,000, $367,000and $245,000 for the years ended August 31, 2005, 2004 and 2003, respectively, are included in cost of goods sold.

5.  Accounts Receivable and Amounts Due to Factor

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

          The status of the Company’s trade accounts receivable, amounts due to factor and letters of credit are as follows:

	August 31,

	2005	2004

Receivables assigned to factor:
Non-recourse	$3,827,000	$5,028,000
Recourse	110,000	121,000
Allowance for customer credits and doubtful accounts	(188,000)	(387,000)

Due from factor, net	$3,749,000	$4,762,000

Non-factored accounts receivable	557,000	837,000
Allowance for customer credits and doubtful accounts	(84,000)	(105,000)

Trade receivables, net	$473,000	$732,000

Due to factor	$3,131,000	$1,939,000

Contingent liabilities for irrevocable letters of credit	$3,520,000	$2,390,000

Nitches Inc, and Subsidiaries
Notes to the Consolidated Financial Statements

6.  Income Taxes

          The components of the provision/(benefit) for income taxes are as follows:

	Year ended August 31,

	2005	2004	2003

Current:
Federal	$(320,000)	$346,000	$(334,000)
State	3,000	80,000	(12,000)

	(317,000)	426,000	(346,000)
Deferred	(577,000)	(55,000)	(79,000)

Provision/(Benefit)	$(894,000)	$371,000	$(425,000)

Net deferred income tax assets at August 31, 2005 and 2004 consist of the tax effects of temporary differences related to the following:

	August 31,

	2005	2004

Current deferred assets:
Inventories	$160,000	$140,000
Sales returns and doubtful account reserves	106,000	144,000
Accrued compensation	28,000	42,000
Federal NOL benefit	573,000	—
Other items	—	(38,000)

	$867,000	$288,000

Non-current deferred assets:
Fixed assets	$10,000	$12,000

	$10,000	$12,000

          Differences between the statutory Federal income tax rate and the effective tax rate as a percentage of pre-tax income are as follows:

	Year ended August 31,

	2005	2004	2003

Statutory rate	(34.0)%	34.0%	(34.0)%
State income taxes, net of Federal benefit	(5.8)%	5.8%	(5.8)%
State NOL limitation	0.0%	0.0%	2.0%
(Income)/loss on equity investment	(2.8)%	(0.5)%	6.7%
Nondeductible entertainment expenses	0.0%	0.2%	0.0%
Other items	(0.1)%	0.5%	0.6%

Effective rate	(42.7)%	40.0%	(30.5)%

Nitches Inc, and Subsidiaries
Notes to the Consolidated Financial Statements

          The amount and expiration dates of net operating loss carry forwards are as follows:

	Expiring August 31,

	2014	2015	2025

Federal	$—	$—	$1,644,978
State	520,039	1,146,187

14.  Restatement

          After filing its annual report on form 10-K for 2005, the Company reviewed its presentation of factored trade receivables and factor advances on the balance sheet and determined that, in accordance with generally accepted accounting principles, factor advances should be presented as a separate liability on the balance sheet and not on a net basis with factored accounts receivable.  This amended report includes the restatement of the balance sheets and statements of cash flows to reflect this presentation.  The changes are summarized in the tables below.

Balance Sheets

	As previously reported	Adjustments	As restated

August 31, 2005
Accounts receivable, net	$1,091,000	$(1,091,000)	$—
Due from factor, net	—	3,749,000	3,749,000
Trade receivables, net	—	473,000	473,000
Due to factor	—	3,131,000	3,131,000
August 31, 2004
Accounts receivable, net	$3,555,000	$(3,555,000)	$—
Due from factor, net	—	4,762,000	4,762,000
Trade receivables, net	—	732,000	732,000
Due to factor	—	1,939,000	1,939,000

Consolidated Statements of Cash Flows

	As previously reported	Adjustments	As restated

Year ended August 31, 2005
(Increase) decrease in accounts receivable	$1,272,000	$(1,272,000)	$—
(Increase) decrease in due from factor	—	1,013,000	1,013,000
(Increase) decrease in trade receivables	—	259,000	259,000
Year ended August 31, 2004
(Increase) decrease in accounts receivable	$(3,058,000)	$3,058,000	$—
(Increase) decrease in due from factor	—	(2,598,000)	(2,598,000)
(Increase) decrease in trade receivables	—	(460,000)	(460,000)
Year ended August 31, 2003
(Increase) decrease in accounts receivable	$1,987,000	$(1,987,000)	$—
(Increase) decrease in due from factor	—	1,942,000	1,942,000
(Increase) decrease in trade receivables	—	45,000	45,000

PART III

Item 10 - Directors and Executive Officers of the Registrant

          The following table sets forth certain information with respect to the Directors and executive officers of the Company:

NAME	AGE	POSITION

Steven P. Wyandt	61	Chairman, Chief Executive Officer and Chief Financial Officer
Paul M. Wyandt	37	Director, President and Chief Operating Officer
Eugene B. Price II	62	Director (Independent)
Michael D. Sholtis	58	Director (Independent)
T. Jefferson Straub	64	Director (Independent)

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

          Mr. Sholtis is a seasoned retail executive with over 30 years of management experience with regional and national retailers including Belk Stores, McCraes, Sears, May Company and Allied Stores.  He is a current member of the Retail, Textile and Marketing Board of the University of North Carolina, Greensboro.

          Mr. Straub has served since 1975 as the president of Profit Management Consultants, a firm specializing in strategic planning, capital finance, and mergers & acquisitions.  He also teaches courses in finance and international business as an adjunct professor at Webster University.  Mr. Straub was previously a founder and executive team member of Fotomat Corporation, a retail film development company, from 1967-1975. Mr. Straub is Chairman of the Audit Committee and Financial Expert of the Audit Committee.

          Mr. Price, Mr. Sholtis and Mr. Straub are independent directors as defined in NASD Rule 4200.

          We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers, and employees.  The Code of Ethics is filed as Exhibit 14.1 to this report and is posted on our website at www.nitches.com.  Amendments to, and waivers granted under, our Code of Ethics, if any, will be posted to our website as well.

Item 11 - Executive Compensation

          The following table shows the compensation provided to the Chief Executive Officer and each of the other most highly-compensated executive officers who served as such at the end of fiscal 2005 and whose annual compensation exceeds $100,000:

				Long Term Compensation

	Annual Compensation			Awards		Payouts

Name/Title Year	Salary $	Bonus $	Other Annual Comp. $	Restricted Stock Awards $	Securities Underlying Options/ SARs #	LTIP Payouts $	All Other Comp.

Steven P. Wyandt
CEO & CFO
2005	250,000	—	—	—	—	—	—
2004	250,000	—	—	—	—	—	—
2003	250,000	—	—	—	—	—	—
Paul M. Wyandt
President & COO
2005	160,000	—	—	—	—	—	—
2004	160,000	—	—	—	—	—	—
2003	160,000	—	—	—	—	—	—

There were no stock options outstanding or granted during fiscal year 2005.

          The Company extended an employment agreement with Steven P. Wyandt, effective September 1, 2001 through August 31, 2004.  Pursuant to this agreement, Mr. Wyandt serves as Chief Executive Officer and Chief Financial Officer of the Company.  The agreement provides for a base annual salary of $250,000, or a higher amount as the Board of Directors may approve.  In addition, Mr. Wyandt may receive a bonus at the discretion of the Board of Directors. No bonus was paid to Mr. Wyandt during fiscal 2003, 2004, or 2005.  The agreement continues on a month-to-month basis after August 31, 2004.

          The Company entered into an employment agreement with Paul M. Wyandt, effective September 1, 2001 through August 31, 2004.  Pursuant to this agreement, Mr. Wyandt serves as President and Chief Operating Officer of the Company.  The agreement provides for a base annual salary of $160,000, or a higher amount as the Board of Directors may approve.  In addition, Mr. Wyandt may receive a bonus at the discretion of the Board of Directors. No bonus was paid to Mr. Wyandt during fiscal 2003, 2004, or 2005.  The agreement continues on a month-to-month basis after August 31, 2004.

          All directors who are not employees of the Company receive $12,000 annually, plus $1,000 for attendance at each Board of Directors and Committee meeting and reimbursement of reasonable expenses.  The $1,000 fee is not paid for attendance at a Committee meeting that is held the same day the Board of Directors meets nor for participation in any meeting telephonically.

Compensation Committee

          The Compensation Committee is responsible for setting base compensation, awarding bonuses and setting the number and terms of options for the Company’s executive officers and approval of the number and terms of options for all other employees.  The Committee establishes base salaries for executive officers at levels that it believes are sufficient to attract and retain such executives.  The Committee may use independent survey reports for comparable companies to assist in establishing the base salaries.  The Committee did not meet during fiscal year 2005.

          Compensation Committee Interlocks and Insider Participation.  The Committee consisted of Mr. Price and Mr. Sholtis. Neither Mr. Price nor Mr. Sholtis is an officer or employee of the Company.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth, as of February 10, 2006, certain information with respect to the beneficial ownership of Common Stock by (a) each person known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, (b) any of the Company’s directors and (c) all directors and officers as a group.  Except as noted below, to the best of the Company’s knowledge, each of such persons has sole voting and investment power with respect to the shares beneficially owned.

Name and Address of Beneficial Owner (1)(2)	Number of Shares	Percent of Class Outstanding

Steven P. Wyandt (3)	1,298,349	32.0%
Eugene B. Price II	69,417	1.7%
All directors and current officers as a group (5 persons)	1,367,766	33.7%
Haresh T. Tharani 1400 Broadway, 33rd Floor New York, NY 10018	450,000	11.1%

(1) Except as otherwise indicated, the address of each beneficial owner is c/o Nitches, Inc., 10280 Camino Santa Fe, San Diego, CA 92121.
(2) Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock listed.
(3) A portion of the shares of Steven P. Wyandt are owned indirectly in Trusts, the terms of which establish sole voting power in Mr. Wyandt.
(4) Includes 300,000 restricted shares (adjusted for the 200% stock dividend of January 3, 2006) Mr. Tharani received as a result of the Company’s acquisition of Designer Intimates, Inc.

Item 13 - Certain Relationships and Related Transactions

          None.

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

	3.	The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K:

		3.1	Articles of Incorporation of the Company, as amended (1)

		3.2	Bylaws of the Company, as amended (2)

		10.1	Form of Indemnification Agreement for Officers and Directors (1)

		10.2	Asset Purchase Agreement and related agreements between the Company and Design and Source Holding Company, Ltd. effective July 1, 1995 (3)

		14.1	Nitches, Inc. Code of Ethics and Business Conduct

(b)	Exhibits and Reports on Form 8-K. None

Footnotes

(1)	Incorporated by reference from Registrant’s Form 10-K filed on November 23, 1992 for the fiscal year ended August 31, 1992.

(2)	Incorporated by reference from Registrant’s Form 10-K filed on November 23, 1988 for the fiscal year ended August 31, 1988.

(3)	Incorporated by reference from Registrant’s Form 10-K filed on November 3, 1995 for the fiscal year ended August 31, 1995.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date:  May 12, 2006

NITCHES, INC.

By:	/s/ Steven P. Wyandt

Steven P. Wyandt, Chairman

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Steven P. Wyandt	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Director	May 12, 2006

Steven P. Wyandt

/s/ Paul M. Wyandt	President, Chief Operating Officer (Principal Operating Officer), and Director	May 12, 2006

Paul M. Wyandt

/s/ Eugene B. Price II	Director	May 12, 2006

Eugene B. Price II

/s/ Michael Sholtis	Director	May 12, 2006

Michael Sholtis

/s/ T. Jefferson Straub	Director	May 12, 2006

T. Jefferson Straub

EXHIBIT INDEX

Exhibit Number	Exhibit

*3.1	Articles of Incorporation of the Company, as amended

*3.2	Bylaws of the Company, as amended

*10.1	Form of Indemnification Agreement for Officers and Directors

*10.2	Asset Purchase Agreement and related agreements between the Company and Design and Source Holding Company, Ltd effective July 1, 1995

14.1	Nitches, Inc. Code of Ethics and Business Conduct

31	Certification required under Section 302

32	Certification required under Section 906

* Incorporated by reference