Form 10-Q/A
period 2005-11-30
NITCHES INC
filed 2006-05-16
CIK 772263

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q/A
 Amendment No. 1

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

Explanatory Note

This amendment to the quarterly report of Nitches, Inc. on form 10-Q for the first quarter ended November 30, 2005 is being made to:

1)

Revise the presentation of the Company’s Consolidated Balance Sheets, Consolidate Statements of Cash Flows and Trade Receivables footnote to eliminate the netting of receivables due from factor with advances due to factor as required by Rule 5-02.19(2) of Regulation S-X and insert footnote 12 to summarize these adjustments;

2)	Add footnote 10 to provide the goodwill and intangible asset disclosures required by paragraph 45 of SFAS
3)	Update Critical Accounting Policies to describe the Company’s annual impairment tests related to the valuation of goodwill, long-lived assets and intangible assets;
4)

Update Item 4. Controls and Procedures to indicate that the certifying officers disclose their conclusions regarding the effectiveness of the Company’s controls and procedures as of the end of the period covered by this report.

5)	Revise the certifications required under Section 302 of Sarbanes Oxley and Item 601(b) (31) to reflect the exact language required by these regulations.

Items included in the original report that are not included herein are not amended and remain in effect as of the date of the original filing.

ITEM 1.  Financial Statements

NITCHES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2005	August 31, 2005

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$422,000	$192,000

Receivables:
Due from factor, net	14,367,000	3,749,000
Trade receivables, net	198,000	473,000
Due from affiliates and employees	55,000	11,000

Total receivables	14,620,000	4,233,000
Refundable income taxes	242,000	212,000
Inventories, less allowances	4,938,000	4,582,000
Deferred income taxes, current	600,000	867,000
Other current assets	376,000	302,000

Total current assets	21,198,000	10,388,000
Property and equipment, net	319,000	38,000
Goodwill and trademarks	3,524,000	—
Other intangibles subject to amortization, net	712,000	—
Deferred income taxes, net of current	477,000	10,000
Other assets	64,000	17,000

	$26,294,000	$10,453,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Due to factor	$12,240,000	$3,131,000
Accounts payable	4,313,000	2,276,000
Accrued expenses	1,943,000	640,000
Income taxes payable	1,218,000	—

Total current liabilities	19,714,000	6,047,000

Long term liabilities:
Loss on investment in Designer Intimates, Inc.	—	146,000

Shareholders’ equity:
Series A preferred stock, $100 par value; 25,000,000 shares authorized, 8,820 shares issued and outstanding (0 - August 31, 2005)	882,000	—
Common stock, no par value; 50,000,000 shares authorized; 1,351,169 shares issued and outstanding (1,171,169 - August 31, 2005)	2,413,000	1,495,000
Retained earnings	3,285,000	2,765,000

Total shareholders’ equity	6,580,000	4,260,000

	$26,294,000	$10,453,000

The accompanying notes are an integral part of these financial statements.

NITCHES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended November 30,

	2005	2004

Net income/(loss)	$520,000	$(12,000)
Cash flows from operating activities:
Depreciation and amortization	35,000	7,000
(Income) loss from investment in unconsolidated subsidiary	11,000	(159,000)
(Increase) decrease in due from factor	(10,629,000)	697,000
(Increase) decrease in trade receivables	275,000	440,000
(Increase) decrease in inventories	3,613,000	(1,344,000)
Decrease in refundable income taxes	(30,000)	(172,000)
(Decrease) in other assets	(10,000)	—
Increase (decrease) in accounts payable and accrued expenses	(3,511,000)	895,000
Increase (decrease) in income taxes payables	740,000	(54,000)

Net cash provided (used) by operating activities	$(8,986,000)	$298,000

Cash flows from investing activities:
Capital expenditures	(17,000)	(3,000)
Cash acquired in transaction	124,000	—

Net cash provided (used) by investing activities	$107,000	$(3,000)

Cash flows from investing activities:		803,000

Advances from factor	$9,109,000	$(334,000)

Net increase (decrease) in cash and cash equivalents	230,000	(39,000)
Cash and cash equivalents at beginning of period	192,000	219,000

Cash and cash equivalents at end of period	$422,000	$180,000

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$90,000	$6,000
Income taxes	—	116,000
Non-cash investing activity:
Acquisition of remaining outstanding shares of subsidiary
Common stock issued	$918,000	$—
Series A preferred stock issued	882,000	—

	$1,800,000	$—

The accompanying notes are an integral part of these financial statements.

NITCHES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

5.	Trade accounts receivable and amounts due to factor:

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

          The status of the Company’s trade accounts receivable and letters of credit are as follows:

	November 30, 2005	August 31, 2005

Receivables assigned to factor:
Non-recourse	$14,458,000	$3,827,000
Recourse	440,000	110,000
Allowance for customer credits and doubtful accounts	(531,000)	(188,000)

Due from factor	$14,367,000	$3,749,000

Non-factored accounts receivable	291,000	557,000
Allowance for customer credits and doubtful accounts	(93,000)	(84,000)

Trade receivables, net	$198,000	$473,000

Due to factor	$12,240,000	$3,131,000

Contingent liabilities for irrevocable letters of credit	$3,785,000	$3,520,000

NITCHES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

10.	Goodwill and Intangible Assets:

          Goodwill and Other Intangible Assets consisted of the following at October 24, 2005 and November 30,2005:

	November 30, 2005	October 24, 2005

Good will & trademarks	$3,524,000	$3,524,000
Other intangibles	721,000	721,000
Accumulated amortization	(9,000)	—

	$712,000	$721,000

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

          The estimated aggregated amortization expense for intangible assets for each of the five succeeding fiscal years is:

2006	$100,000
2007	100,000
2008	100,000
2009	100,000
2010	100,000

11.	New Accounting Pronouncements:

          The FASB did not issue any new Statements of Financial Accounting Standards during the current period.

12.	Restatement

          After filing its quarterly report on form 10-Q as of November 30, 2005, the Company reviewed its presentation of factored trade receivables and factor advances on the balance sheet and determined that, in accordance with generally accepted accounting principles, factor advances should be presented as a separate liability on the balance sheet and not on a net basis with factored accounts receivable.  This amended report includes the restatement of the balance sheets and statements of cash flows to reflect this presentation.  The changes are summarized in the tables below.

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

NITCHES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

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

ITEM 4.   Controls and Procedures

          As of the end of the period covered by this report, the Chief Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, he concluded that the disclosure controls and procedures of the Company are effective in timely alerting of the material information required to be included in the periodic filings with the Securities and Exchange Commission and that the information required to be disclosed in these filings is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

NITCHES, INC.

Registrant

May 12, 2006	By:	/s/ Steven P. Wyandt

Steven P. Wyandt
As Principal Financial Officer and on behalf of the Registrant

EXHIBIT INDEX

Exhibit Number	Exhibit

31.1	Certification required under Section 302