Form 10-K/A
period 2005-08-31
NITCHES INC
filed 2006-07-17
CIK 772263

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-K/A
Amendment No. 2

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

Liquidity and Capital Resources

         For the fiscal years ended August 31, 2005, 2004 and 2003, cash used by operating activities was approximately $1.1 million, $281,000 and $1.2 million respectively. For the fiscal year ended August 31, 2005. in addition to the net loss, the increase in cash used by operating activities was due primarily to an increase in inventory in response to increased orders for fall 2005 as compared to fall 2004, and a decrease in amounts due from factor due to reduced shipping in July and August 2005 as compared to the prior year. For the fiscal year ended August 31, 2004, cash provided by net income was offset by an increase in amounts due from factor due to increased sales in July and August 2004 as compared to 2003, offset partially by a decrease in taxes payable in inventories in line with reduced orders for fall 2004 as compared to fall 2003. For the fiscal year ended August 31, 2003, cash used by operating activities was due primarily to a net loss for the fiscal year coupled with a decrease in accounts payable due to the timing of certain payments to our manufacturers, offset partially by reduced assignments to the factor.

          For the fiscal year ended August 31, 2005, net cash used by investing activities of $168,000 was primarily for a contribution of capital to Designer Intimates.  Minimal cash was used in each of the three years for the purchase of furniture and equipment used in the ordinary course of business operations.

          For the fiscal years ended August 31, 2005, 2004 and 2003, cash provided by financing activities was approximately $1.2 million, $397,000 and $1.2 million respectively. For each of the fiscal years, cash provided by financing activities was attributable to advances from the Company’s factor in accordance with the terms of the factoring agreement. For 2003, cash provided by such advances were partially offset by dividends paid to shareholders.

          Working capital decreased to $4.3 million at August 31, 2005 as compared to $5.6 million at August 31, 2004, The current ratio declined from 2.4:1 at August 31, 2004 to 1.7:1 at August 31, 2005. Current assets increased due to higher inventory levels and an increase in current deferred taxes related to the loss reported for fiscal 2005, offset partially by a decrease in amounts due from factor due to lower sales preceding the 2005 fiscal year end. Current liabilities increased due to a higher level of advances from the factor and an increase in accounts payable, which are both related to the operating loss incurred and the increase in inventories at year end.

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
(May 6, 2006 as to the restatement described in note 14)

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
Consolidated Balance Sheets, Restated

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
Consolidated Statements of Cash Flows, Restated

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

Date:  July 14, 2006

NITCHES, INC.

By:	/s/ Steven P. Wyandt

Steven P. Wyandt, Chairman

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Steven P. Wyandt	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Director	July 14, 2006

Steven P. Wyandt

/s/ Paul M. Wyandt	President, Chief Operating Officer (Principal Operating Officer), and Director	July 14, 2006

Paul M. Wyandt

/s/ Eugene B. Price II	Director	July 14, 2006

Eugene B. Price II

/s/ Michael Sholtis	Director	July 14, 2006

Michael Sholtis

/s/ T. Jefferson Straub	Director	July 14, 2006

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