Form 10-Q/A
period 2005-11-30
NITCHES INC
filed 2006-07-17
CIK 772263

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q/A
 Amendment No. 2

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

Explanatory Note

This second amendment to the quarterly report of Nitches, Inc. on form 10-Q for the first quarter ended November 30, 2005 is being made to present the entire amended report on 10-Q for which the following amended portions were filed on May 16, 2006:

1)

Restate the Company’s Consolidated Balance Sheets, Consolidate Statements of Cash Flows and Trade Receivables footnote to eliminate the netting of receivables due from factor with advances due to factor as required by Rule 5-02.19(2) of Regulation S-X and insert footnote 12 to summarize these adjustments;

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
CONDENSED CONSOLIDATED BALANCE SHEETS, RESTATED

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

NITCHES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, RESTATED
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

Cash flows from financing activities:

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

NITCHES, INC.  AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statement (continued)

The estimated aggregated amortization expense for intangible assets for each of the five succeeding fiscal years is:

2006	$ 100,000
2007	100,000
2008	100,000
2009	100,000
2010	100,000

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

Liquidity and Capital Resources

          For the quarter ended November 30, 2005 cash used by operating activities was approximately $9.0 million, whereas for the prior quarter ended November 30, 2004 cash provided by operating activities was approximately $298,000.  For the period ended November 30, 2005, the cash used by operating activities was primarily due to an increase in amounts due from factor as a result of higher sales in the current period.  A significant decrease in accounts payable and accrued expenses during the quarter also contributed to the use of cash during the quarter.

These outflows were partially offset by cash provided by a decrease in inventories and an increase in income taxes payable.  For the quarter ended November 30, 2004, cash provided by operating activities was due primarily to collections from the factor and trade receivables and an increase in accounts payable and accrued expenses, offset partially by an increase in inventories during the quarter.

          For the quarter ended November 30, 2005, net cash provided by investing activities of $107,000 derived from the acquisition of cash balances of Designer Intimates, offset partially by capital expenditures on equipment and leasehold improvements.  Minimal cash was used in the prior period for the purchase of furniture and equipment used in the ordinary course of business operations.

          Cash provided by financing activities for the quarter ended November 30, 2005, derived from increased advances from the factor.  For the previous quarter, cash used by financing activities resulted from reduced advances from the factor.

          Working capital decreased to $1.5 million at November 30, 2005 from $4.3 million at August 31, 2005.  The current ratio decreased to 1.1:1 at November 30, 2005 from 1.7:1 at August 31, 2005.  These decreases resulted from the consolidation of higher liabilities and correspondingly lower current assets due to the Designer Intimates acquisition.

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

ITEM 4.   Controls and Procedures

          As of the end of the period covered by this report, the Chief Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, he concluded that the disclosure controls and procedures of the Company are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits with the Securities and Exchange Commission is accumulated and communicated to management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Furthermore he concluded that the information required to be disclosed in these filings is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission.

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

NITCHES, INC.

Registrant

July 14, 2006	By:	/s/ Steven P. Wyandt

Steven P. Wyandt
As Principal Financial Officer and on
behalf of the Registrant

EXHIBIT INDEX

Exhibit Number	Exhibit

31.1	Certification required under Section 302

32.1	Certification required under Section 906