Form 10-Q
period 2006-05-31
NITCHES INC
filed 2006-07-21
CIK 772263

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2006

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

As of July 21, 2006 the Registrant had 4,653,507 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NITCHES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2006	August 31, 2005

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$371,000	$192,000
Receivables:
Due from factor, net	7,292,000	3,749,000
Trade accounts, net	25,000	473,000
Due from affiliates and employees	20,000	11,000

Total receivables	7,337,000	4,233,000
Refundable income taxes	—	212,000
Inventories, less allowances	6,392,000	4,582,000
Deferred income taxes, current	600,000	867,000
Other current assets	456,000	302,000

Total current assets	15,156,000	10,388,000
Property and equipment, net	218,000	38,000
Goodwill and trademarks	3,539,000	—
Other intangibles subject to amortization, net	669,000	—
Deferred income taxes, net of current	477,000	10,000
Other assets	30,000	17,000

	$20,089,000	$10,453,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Due to factor	$6,659,000	$3,131,000
Accounts payable	4,592,000	2,276,000
Accrued expenses	1,035,000	640,000
Income taxes payable	1,145,000	—

Total current liabilities	13,431,000	6,047,000

Long term liabilities:
Loss on investment in Designer Intimates, Inc.	—	146,000

Shareholders’ equity:
Series A preferred stock, $100 par value; 25,000,000 shares authorized, 8,820 shares issued and outstanding (0 - August 31, 2005)	882,000	—
Common stock, no par value; 50,000,000 shares authorized; 4,053,507 shares issued and outstanding (3,513,507 - August 31, 2005)	2,413,000	1,495,000
Retained earnings	3,363,000	2,765,000

Total shareholders’ equity	6,658,000	4,260,000

	$20,089,000	$10,453,000

The accompanying notes are an integral part of these financial statements.

NITCHES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,

	2006	2005	2006	2005

Net sales	$12,580,000	$7,403,000	$39,609,000	$20,261,000
Cost of goods sold	8,880,000	5,808,000	28,017,000	15,756,000

Gross profit	3,700,000	1,595,000	11,592,000	4,505,000
Selling, general and administrative expenses	3,507,000	2,216,000	9,794,000	6,091,000

Income (loss) from operations	193,000	(621,000)	1,798,000	(1,586,000)
Interest expense	(136,000)	(40,000)	(359,000)	(70,000)
Other income	—	456,000	1,000	456,000
Income (loss) from equity investment	—	(66,000)	(11,000)	8,000

Income (loss) before income tax provision (benefit)	57,000	(271,000)	1,429,000	(1,192,000)
Provision (benefit) for income taxes	24,000	(83,000)	831,000	(468,000)

Net income (loss)	$33,000	$(188,000)	$598,000	$(724,000)

Earnings (loss) per weighted average share	$0.01	$(0.05)	$0.15	$(0.21)

Weighted average common shares outstanding	4,053,507	3,513,507	3,948,672	3,513,507

The accompanying notes are an integral part of these financial statements.

NITCHES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

For the Nine Months Ended May 31, 2005

	Preferred Stock		Common Stock		Retained Earnings	Total Shareholders’ Equity

	Shares	Amount	Shares	Amount

Balance, August 31, 2004	—	$—	3,513,507	$1,495,000	$3,967,000	$5,462,000
Net loss	—	—	—	—	(724,000)	(724,000)

Balance, May 31, 2005	—	$—	3,513,507	$1,495,000	$3,243,000	$4,738,000

For the Nine Months Ended May 31, 2006

	Preferred Stock		Common Stock		Retained Earnings	Total Shareholders’ Equity

	Shares	Amount	Shares	Amount

Balance, August 31, 2005	—	$—	3,513,507	$1,495,000	$2,765,000	$4,260,000
Shares issued in transaction	8,820	882,000	540,000	918,000	—	1,800,000
Net income	—	—	—	—	598,000	598,000

Balance, May 31, 2006	8,820	$882,000	4,053,507	$2,413,000	$3,363,000	$6,658,000

The accompanying notes are an integral part of these financial statements.

NITCHES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended May 31,

	2006	2005

Net income/(loss)	$598,000	$(724,000)
Cash flows from operating activities:
Depreciation and amortization	206,000	21,000
(Income) loss from investment in unconsolidated subsidiary	11,000	(8,000)
Decrease in due from factor	439,000	705,000
(Increase) decrease in trade receivables	(157,000)	720,000
(Increase) decrease in refundable income taxes	212,000	(765,000)
Decrease in deferred income taxes receivables	—	180,000
(Increase) decrease in inventories	1,759,000	(1,065,000)
Increase in other assets	(59,000)	—
Increase (decrease) in accounts payable and accrued expenses	(3,660,000)	153,000
Increase in income taxes payables	667,000	—

Net cash provided (used) by operating activities	$16,000	$(783,000)

Cash flows used by investing activities:
Acquisition cost of transaction	(102,000)	—
Capital expenditures	(37,000)	(12,000)
Cash acquired in transaction	127,000	—

Net cash used by investing activities	$(12,000)	$(12,000)

Cash flows provided by financing activities:
Advances from factor	$175,000	$1,173,000

Net increase in cash and cash equivalents	179,000	378,000
Cash and cash equivalents at beginning of period	192,000	219,000

Cash and cash equivalents at end of period	$371,000	$597,000

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$359,000	$70,000
Income taxes	180,000	141,000
Non-cash investing activity:
Acquisition of remaining outstanding shares of subsidiary
Common stock issued	$918,000	$—
Series A preferred stock issued	882,000	—

	$1,800,000	$—

The accompanying notes are an integral part of these financial statements.

NITCHES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.     Description of Business:

        Nitches, Inc. (the “Company”) is a wholesale importer and distributor of clothing manufactured to its specifications and distributed in the United States under Company brand labels and private retailer labels.  Nitches currently distributes men’s casual lifestyle clothing by Newport Blue®, men’s golf apparel by The Skins Game®, women’s sleepwear by Body Drama® and women’s western wear by Adobe Rose® and Southwest Canyon®.  With the recent acquisition of Designer Intimates, the Company now also markets sleepwear and loungewear under the following brands: Argentovivo®, Derek Rose®, Princesse tam tam®, Crabtree & Evelyn®, The Anne Lewin® Collection, The Bill Blass® Lifestyle Collection, The Dockers® Collection, The Claire Murray® Collection and The Vassarette® Collection.  Products are sold to better department stores, specialty boutiques, moderate department stores, and national and regional discount department stores.  The Company also develops and manufactures private label products for many leading retailers and multi-channel marketers.

2.     Condensed Financial Statements:

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005.  In the opinion of Management, all adjustments considered necessary for a fair presentation have been included in the interim period.  Operating results for the nine months ended May 31, 2006 are not necessarily indicative of the results that may be expected for the year ending August 31, 2006.

3.     Earnings Per share:

        At May 31, 2006, there were no stock options or similar instruments outstanding and therefore no dilutive effect to the number of shares outstanding.  The earnings per share computations have been adjusted retroactively for all periods presented to reflect a 200% stock dividend issued on January 20, 2006.

4.     Inventories:

	May 31, 2006	August 31, 2005

Fabric and trim	$249,000	$254,000
Work in progress	1,548,000	1,530,000
Finished goods	5,227,000	2,883,000
Markdown allowances	(632,000)	(85,000)

	$6,392,000	$4,582,000

5.     Trade accounts receivable and amounts due to factor:

        Pursuant to the terms of an agreement between Nitches and a factor, Nitches sells a majority of its trade accounts receivable to the factor on a pre-approved, non-recourse basis.  The price at which the accounts are sold is the invoice amount reduced by the factor commission (0.3% of the invoice amount) and all selling discounts.  For accounts sold to the factor without recourse, the factor is responsible for collection, assumes all credit risk, and obtains all of the rights and remedies against the company’s customers.  For such accounts, payment is due from the factor upon the earlier of the payment of the receivable to the factor by the customer, or the maturity of the receivable (generally 180 days from the date of shipment to the customer).  As of May 31, 2006, non-recourse receivables totaled $7.6 million.

        Trade accounts receivable not sold to the factor remain in the custody and control of the Company and the Company maintains all credit risk on those accounts as well as accounts which are sold to the factor with recourse.  The combined credit risk for non-factored and recourse receivables as of May 31, 2006, totaled $355,000, of which $199,000 had been collected by June 30, 2006.

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

        The status of the Company’s trade accounts receivable and letters of credit are as follows:

	May 31, 2006	August 31, 2005

Receivables assigned to factor:
Non-recourse	$7,563,000	$3,827,000
Recourse	282,000	110,000
Allowance for customer credits and doubtful accounts	(553,000)	(188,000)

Due from factor, net	$7,292,000	$3,749,000

Non-factored accounts receivable	73,000	557,000
Allowance for customer credits and doubtful accounts	(48,000)	(84,000)

Trade receivables, less allowances	$25,000	$473,000

Due to factor	$6,659,000	$3,131,000

Contingent liabilities for irrevocable letters of credit	$2,643,000	$3,520,000

6.     Dividends:

        The Company did not pay any cash dividends during the current period or the prior fiscal year.  On January 20, 2006 the Company issued a 200% stock dividend to shareholders of record as of January 3, 2006.

7.     Significant Customers:

        For the nine months ended May 31, 2006, sales to two separate customers accounted for 36.7% of the Company’s net sales.  Sales to one customer accounted for 55.0% of the Company’s net sales for the nine months ended May 31, 2005.  Sales to two separate customers accounted for 43.8% of the Company’s net sales in the three months ended May 31, 2006.  Sales to one customer accounted for 43.0% of the Company’s net sales in the three months ended May 31, 2005.

        One customer accounted for 27.9% respectively of the Company’s trade receivable balance as of May 31, 2006.  Two customers accounted for 58.6% of the Company’s trade receivable balance as of May 31, 2005.

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

NITCHES, INC.  AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statement (continued)

        The transaction is being accounted for using the purchase method of accounting.  The purchase price is in excess of the fair value of assets and liabilities acquired by $4,849,000 and is expected to be allocated to (i) trademarks that are not anticipated to be subject to amortization because of their indefinite life, (ii) goodwill that will not be subject to amortization but will be subject to yearly evaluation for write-down, (iii) licenses, among others, that will be subject to amortization based on the estimated useful life of the licenses, and (iv) to increase the value of purchased inventories to reflect estimated selling prices less cost of disposal and a reasonable profit allowance.  A final determination of the fair values of assets and liabilities acquired will be made after all available evidence has been obtained to reliably estimate those values.

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

	Nine Months Ended May 31,

	2006	2005

Net sales	$44,953,000	$60,302,000
Net income (loss)	543,000	(779,000)
Net income (loss) per weighted average share	$0.13	$(0.19)
Weighted average shares outstanding	4,053,507	4,053,507

10.  Goodwill and Intangible Assets:

        Goodwill and Other Intangible Assets consisted of the following at October 24, 2005 and May 31, 2006:

	May 31, 2006	October 24, 2005

Goodwill & trademarks	$3,539,000	$3,524,000

Other intangibles	$728,000	$721,000
Accumulated amortization	(59,000)	—

	$669,000	$721,000

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

12.   Reclassification:

        The due to and from factor captions on the August 31, 2005 condensed consolidated balance sheet and May 31,  2005 condensed consolidated statement of cash flows have been reclassified to conform to the May 31, 2006 financial statement presentation.

13.   Subsequent events:

        On June 23, 2006 the Company announced plans to acquire the Saguaro® mark and related trademarks from Impex Inc., a leading manufacturer of branded and non-branded specialty, western, and private-label apparel.  Since January 2005, Nitches has been manufacturing and distributing Saguaro® apparel products to specialty and catalog retailers under the terms of a strategic alliance with Impex.  Under this alliance, Nitches has recorded the revenue from such sales and remitted royalties and design fees to Impex as part of its operating expenses.  Upon the closing of the Acquisition Agreement, Nitches will no longer be required to pay such fees to Impex.  Accordingly, profit margins for the Saguaro® products are expected to increase.  Consideration paid to Impex will be in the form of 600,000 shares of Nitches common stock and a $300,000 promissory note.  The transaction is contingent upon certain conditions, including the successful registration of the shares to be issued to Impex.  Either party has a right to terminate the agreement if the closing has not occurred by September 30, 2006.

        On July 1, 2006 the Company acquired the Home Décor business of Taresha LLC for 600,000 shares of Nitches common stock.  Assets acquired included inventory, order backlog, customer lists, licenses and license agreements.  As part of the transaction Nitches will retain all key executives in product development, sales and production.

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

        Allowances for Sales Returns, Doubtful Accounts and Other.  Sales are recorded net of estimated future returns, uncollectible accounts receivable and other customer related allowances.  Management analyzes historical returns and bad debt expense, current economic trends, changes in customer demand and sell-through of our products when evaluating the adequacy of these allowances.  In addition, the Company may provide warehousing credits and other allowances to certain customers in accordance with industry practice.  These reserves are determined based on historical experience, budgeted customer allowances and existing commitments to customers.  Although management believes it has established adequate reserves with respect to these items, actual activity could vary from management’s estimates and such variances could have a material impact on reported results.  At May 31, 2006, trade accounts receivable balance was $658,000, net of allowances of $601,000 and factor advances of $6.7 million, as compared to the balance of $1.1 million, net of allowances of $272,000 and factor advances of $3.1 million at August 31, 2005.  At May 31, 2005, the trade accounts receivable balance was $1.2 million, net of allowances of $275,000.

        Inventory.  The Company marks down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about age of the inventory, future demand and market conditions. This process provides for a new basis for the inventory until it is sold.  If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required.  The Company’s inventory balance was $6.4 million, net of inventory markdowns of $632,000, at May 31, 2006, as compared to an inventory balance of $4.6 million, net of inventory markdowns of $85,000, at August 31, 2005.  At May 31, 2005, the inventory balance was $4.1 million, net of inventory markdowns of $75,000.

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

        Contingencies and Litigation.  Management evaluates contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and records accruals when the outcome of these matters is deemed probable and the liability can be reasonably estimated.

Results of Operations

Nine Months Ended May 31, 2006 Compared to the Nine Months Ended May 31, 2005

        Net sales for the nine months ended May 31, 2006, increased $19.3 million or 95.5% as compared to the nine months ended May 31, 2005.  This increase was primarily attributable to the acquisition of Designer Intimates early in the current period.  Increased shipments of the Company’s sleepwear and menswear product lines as well as the addition of women’s private label apparel also contributed to the increase in net sales.

        Cost of sales as a percent of net sales decreased 7.1% generating a higher gross profit margin of 29.3% for the nine months ended May 31, 2006 as compared to 22.2% for the year earlier period.  The increase in gross margin came primarily as the result of the addition of higher gross margin sales from Designer Intimates, as well as higher earned gross margins in the Company’s menswear product line.  The Company’s product mix constantly changes to reflect customer mix, fashion trends and changing seasons.  Consequently, gross margin is likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

        Selling, general and administrative expenses for the first nine months of fiscal 2006 increased $3.7 million as compared to a year ago, due primarily to the consolidation of selling, general and administrative costs for Designer Intimates.   Expenses included $4.2 million of selling and merchandising expenses and $1.4 million of warehousing and distribution expenses.  This compares with $3.7 million of selling and merchandising expenses and $1.0 million of warehousing and distribution expenses incurred during the nine months ended May 31, 2005.  Expenses as a percent of net sales decreased to 24.7% from 30.1% in the prior period, due primarily to the inclusion of higher sales from Designer Intimates at a correspondingly lower selling, general and administrative expense rate, and secondarily to increased sales and improved expense management across Nitches’ product lines.

        Interest expense increased $289,000 in the current period to $359,000 as compared to $70,000 for the nine months ended May 31, 2005.  This increase was due primarily to increased advances under the Company’s factoring agreement and the inclusion of the interest expense of Designer Intimates.  Interest expense was also impacted by higher interest rates charged on advances due to increases in the prime lending rate from 5.75% at May 31, 2005 to 7.75% at May 31, 2006.

        The Company’s income tax provision for the six months ended May 31, 2006 reflects $831,000 of tax expense accrued at an average 42% tax rate on pretax income before this income was reduced by the purchase accounting effect of a non-taxable increase in cost of goods to reflect the write up of the inventory of Designer Intimates to fair market value.  The Company utilized an estimated tax rate of 39% for the nine months ended May 31, 2005 to recognize a $468,000 tax benefit on a pretax loss of $1,192,000.

Three Months Ended May 31, 2006 Compared to the Three Months Ended May 31, 2005

        Net sales for the three months ended May 31, 2006, increased $5.2 million or 69.9% as compared to the three months ended May 31, 2005.  The increase was primarily attributable to the inclusion in the current period of sales from Designer Intimates which was acquired early in the current fiscal year.  An increase in shipments during the current period of the company’s menswear product line also contributed to the increase in net sales.

        Cost of sales as a percent of net sales decreased 7.9%, generating a higher gross profit margin of 29.4% for the three months ended May 31, 2006 as compared to 21.5% for the year earlier period.  The increase in gross margin came primarily as the result of the addition of higher gross margin sales from Designer Intimates.  The Company’s product mix constantly changes to reflect customer mix, fashion trends and changing seasons.  Consequently, gross margin is likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

        Selling, general and administrative expenses for the three months ended May 31, 2006 increased $1.3 million as compared to a year ago, due to the consolidation of selling, general and administrative costs for Designer Intimates.   Expenses included $1.4 million of selling and merchandising expenses and $0.5 million of warehousing and distribution expenses.  This compares with $1.4 million of selling and merchandising expenses and $0.3 million of warehousing and distribution expenses incurred during the three months ended May 31, 2005.  Expenses as a percent of net sales decreased to 27.9% from 29.9% in the prior period, due to increased sales and improved expense management across Nitches’ product lines and in spite of the inclusion of sales from Designer Intimates at a correspondingly higher selling, general and administrative expense rate.

        Interest expense increased $96,000 in the current period to $136,000 as compared to $40,000 for the three months ended May 31, 2005.  This increase was due to higher interest rates charged on increased advances under the Company’s factoring agreement, as well as the inclusion of the interest expense of Designer Intimates.

        The Company’s income tax provision for the three months ended May 31, 2006 reflects $24,000 of tax expense accrued at an average 41% tax rate on pretax income.

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

        The transaction is being accounted for using the purchase method of accounting.  The purchase price is in excess of the fair value of assets and liabilities acquired by $4,849,000 and is expected to be allocated to (i) trademarks that are not anticipated to be subject to amortization because of their indefinite life, (ii) goodwill that will not be subject to amortization but will be subject to yearly evaluation for write-down, (iii) licenses, among others, that will be subject to amortization based on the estimated useful life of the licenses, and (iv) to increase the value of purchased inventories to reflect estimated selling prices less cost of disposal and a reasonable profit allowance.  A final determination of the fair values of assets and liabilities acquired will be made after all available evidence has been obtained to reliably estimate those values.

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

Liquidity and Capital Resources

        For the period ended May 31, 2006 cash provided by operating activities was approximately $16,000, whereas for the prior period ended May 31, 2005 cash used by operating activities was approximately $783,000.  The cash provided by operating activities during the period ended May 31, 2006, derived from net income and decreases in amounts due from factor and inventories, offset substantially by a decrease in accounts payable and accrued expenses.  Current period amounts include the effect of balances acquired in the acquisition of Designer Intimates.  For the period ended May 31, 2005, cash used by the net loss and an increase in inventories was offset partially by a reduction in amounts due from factor and trade receivable due to decreased sales during the quarter.

        For the period ended May 31, 2006, net cash used by investing activities of $12,000 derived from the cost of the acquisition as well as capital expenditures on equipment and leasehold improvements, offset by the acquisition of cash balances of Designer Intimates.  Minimal cash was used in the prior period for the purchase of furniture and equipment used in the ordinary course of business operations.

        For the period ended May 31, 2006, net cash provided by financing activities was approximately $175,000 as compared to $1.2 million for the prior period ended May 31, 2005.  For each of these periods cash provided by financing activities was attributable to advances from the Company’s factor in accordance with the terms of the factoring agreement.  Current period amounts include the effect of balances acquired in the acquisition of Designer Intimates.

        Working capital decreased to $1.7 million at May 31, 2006 from $4.3 million at August 31, 2005.  The current ratio decreased to 1.1:1 at May 31, 2006 from 1.7:1 at August 31, 2005.  These decreases resulted from the consolidation of higher liabilities and correspondingly lower current assets due to the Designer Intimates acquisition.

        The Company sells substantially all of its trade receivables to a factor (CIT) on a pre-approved, non-recourse basis. The Company attempts to make any recourse shipments on a COD basis or ensure that the customers’ payments are backed by a commercial or standby letter of credit issued by the customers’ bank.  The amount of the Company’s receivables that were recourse and were not made on a COD basis or supported by commercial or standby letters of credit at May 31, 2006 totaled $355,000, of which $199,000 had been collected by June 30, 2006.

        Payment for non-recourse factored receivables is made at the time customers make payment to CIT or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date.  Under the factoring agreement, the Company can request advances in anticipation of customer collections at the prime rate (currently 7.75%) less one and one-half percent (1.5%).  The amount of advances available to the Company is limited to eighty-five percent (85%) of non-recourse factored receivables.

        The Company may issue import letters of credit through CIT for the purchase of inventory in the normal course of its operations.  Letters of credit are subjected to a limit of $12 million.  At May 31, 2006, the Company had outstanding letters of credit of approximately $2.6 million for the purchase of finished goods, which had been opened through CIT.

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

Contractual Obligations and Commercial Commitments

	Payments due/Commitments expiring per period

	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years		Over 5 years

Operating leases	715,000	$648,000	$67,000	—		—
License royalty minimums	47,000	7,000	40,000	13,000		—
Letters of credit	2,643,000	2,643,000	—	—		—
Guarantees	3,000,000	—	—	3,000,000	*	—

Total obligations & commitments	$6,405,000	$3,298,000	$107,000	$3,013,000		$—

* Due on demand

Inventory

        The Company’s inventory increased 39.2% to $6.4 million at May 31, 2006, from $4.6 million at August 31, 2005.  Compared to inventories of $4.1 million at May 31, 2005, inventories ending the current period increased 12.2%, primarily because the Company maintains additional inventory due to the acquisition of Designer Intimates.  The Company believes that its current inventory mix and unit levels are appropriate to respond to anticipated market demand.

        In its ordinary course of operations, the Company generally makes some sales below its normal selling prices or below cost.  Based on prior experience, management believes this will be true for some inventory held on or acquired after May 31, 2006.  The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

        The Company has established an inventory markdown reserve as of May 31, 2006, which management believes will be sufficient for current inventory that is expected to sell below cost in the future.  There can be no assurance that the Company will realize its expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of May 31, 2006 for which customer sales orders have not yet been received.  The inventory markdown reserve is calculated based on specific identification of aged goods and styles that are slow-moving or selling off-price.

Backlog

        As of May 31, 2006, the Company had on-hand unfilled customer orders of $38.8 million as compared to $13.6 million at May 31, 2005, with such orders generally scheduled for delivery by November 2006 and 2005, respectively.  The increase in backlog of $25.2 million is due to the addition of $14.7 million in orders as a result of the acquisition of Designer Intimates, $2.2 million from the acquisiton of the Home Decor product line, and increases in the company’s women’s sleepwear and sportswear lines, offset partially by a decrease in orders for western wear and golf apparel.

        Backlog amounts include both confirmed and unconfirmed orders that the Company believes, based on industry practice and past experience, will be confirmed.  While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at May 31, 2006.  Because of the Company’s reliance upon a few major accounts, any deteriorating financial performance by one or more of these customers could lead to the cancellation of existing orders and/or an inability to secure future orders, which would have a material adverse financial effect on the Company.

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

Future Operating Results

        Business conditions in the apparel sector continue to be characterized by limited consumer demand and persistent discounting of merchandise by retailers.  The continuing conflict in Iraq, coupled with the propensity of consumers to seek “on sale” merchandise has sustained the use of significant discounting by most retailers to stimulate sales.  In general, retailers have to sell more units in order to achieve sales equal to last year.  The Company does not expect significant improvement in business conditions in the apparel sector for the upcoming fiscal year.  Furthermore, the Company expects to incur significant expense related to internal controls documentation, testing and remediation requirements as mandated by Sarbanes-Oxley legislation with which the Company must be in compliance by August 31, 2007.  In view of the market uncertainties and economic pressures facing the Company, management remains conservative in its approach to the remainder of the fiscal year.

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

NITCHES, INC.

Registrant

July 21, 2006	By:	/s/ Steven P. Wyandt

Steven P. Wyandt
As Principal Financial Officer and on behalf of the Registrant

EXHIBIT INDEX

Exhibit Number	Exhibit

31.1	Certification required under Section 302

32.1	Certification required under Section 906