Form 10-K
period 2006-08-31
NITCHES INC
filed 2006-12-14
CIK 772263

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of November 30, 2006, 5,253,507 shares of the Registrant’s common stock were outstanding.

The aggregate market value of all equity securities held by non-affiliates of the Registrant as of the last business day of the most recently completed second fiscal quarter (February 28, 2006) based on the closing price of the Registrant’s stock in the NASDAQ Capital Market on that date was $30,806,653.

PART I

Item 1 - Business

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

Statements in the annual report on Form 10-K under the caption "Business", as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include a softening of retailer or consumer acceptance of the Company's products, pricing pressures, competitive forces, worldwide political instability, or unanticipated loss of a major customer. In addition, the Company's business, operations and financial condition are subject to reports and statements filed from time to time with the Securities and Exchange Commission.

General

     Nitches, Inc. (the "Company" or "Nitches") designs, markets, contracts for the manufacture of, and distributes wholesale apparel to national retailers, regional chain stores and specialty retailers. Product offerings include men’s casual lifestyle clothing by Newport Blue®, men’s golf apparel by The Skins Game®, women’s sleepwear under retailers private labels, women’s western wear by Adobe Rose® and Southwest Canyon®, and women’s private label apparel and Saguaro® outerwear. The Company provides fashionable clothing to the popularly priced market segment that generally retails between $10 and $35 per item. For 35 years the Company has competed on the basis of price, quality, the desirability of its fabrics and designs, and the reliability of its delivery and service.

     The apparel market continues to be marked by deflation and modest profit margins in many markets. The consolidation of retail stores among a small number of national chains has given these chains leverage to seek lower pricing and thereby reduce profit margins for suppliers such as Nitches. In recent years, many vertical retailers who design, produce and sell their own product direct to consumers through physical stores, catalogs and the internet have emerged or expanded. Management has responded by developing products in categories that are underserved or where the Company retains an advantage in sources of supply, design or distribution. Management has also sought alliances and acquisitions as a means to increase sales to new and existing customers and improve margins by achieving operational efficiencies across a broader product portfolio.

Recent Developments

     As of October 24, 2005, the Company also owns Designer Intimates, Inc., a New York City based importer and distributor of both branded and private label women’s sleepwear, robes, loungewear, swimwear and intimate apparel; men’s sleepwear, robes, and loungewear; and infant’s and children’s sleepwear and robes. With the Designer Intimates acquisition, the Company has become a diversified supplier of women’s intimate apparel at multiple levels of retail distribution. The purchase added significant revenues, further strengthened the Company’s product mix, and added to the Company’s portfolio of brands.

     Additionally, on July 1, 2006 the Company acquired the Home Décor business of Taresha LLC. Home Décor products include candles, candle holders and other home decorating accessories. Home Décor products are sold under the Bill Blass, Michael Coffindaffer and Newport Blue brands primarily to the same retailers as Nitches’ apparel products. The purchase added new sources of revenue and diversified the Company’s product offerings to retailers beyond apparel.

     Finally, on October 24, 2006, Nitches completed its acquisition of the Saguaro® mark and related trademarks from Impex Inc., a leading manufacturer of branded and non-branded specialty, western and private-label women’s apparel. Since January 2005, the Company had been manufacturing and distributing Saguaro® apparel products to specialty and catalog retailers under the terms of a strategic alliance with Impex. This purchase secured a growing revenue base and eliminated royalties and design fees that Nitches had previously paid to Impex under the terms of a strategic alliance.

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

     Nitches responds to frequent style changes in women's and men’s clothing by maintaining a program of evaluating current trends in style and fabric. In an effort to continually stay abreast of fashion trends, Company representatives shop at department and specialty stores in the United States, Europe, Japan and other countries that are known to sell merchandise with advanced styling direction. The Company may also seek input from selected customers and other industry resources. Design teams then select styles, fabrics, and colors that interpret current fashion trends for their respective product lines.

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

Sources of Supply

     Over 98% of the garments sold by the Company are manufactured abroad. Contracting with foreign manufacturers enables the Company to take advantage of prevailing lower labor rates, with the consequent ability to produce a quality garment that can be retailed in the popular, value and moderate price ranges. The Company arranges for the production of garments with suppliers on a purchase order basis, with each order generally backed by an irrevocable letter of credit. The Company does not have any long-term contractual arrangements with manufacturers. This provides the Company with flexibility regarding the selection of manufacturers for future production of goods. The Company believes that it could replace the loss of any particular manufacturer in any country within a reasonable time period. However, in the event of the loss of a major manufacturer the Company could experience a temporary interruption in supply.

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

The following table shows the percentage of the Company's total purchases, not including freight charges, duties and commissions, from each country for the years ended August 31, 2006, 2005, and 2004.

Percent of Total Purchases by Country
	Year ended August 31,
	2006	2005	2004
China	22.7	2.7	-
Macau	13.7	-	-
Turkey	13.3	-	-
Cambodia	12.8	36.4	27.6
India	9.7	16.7	18.8
Hong Kong	9.3	15.4	7.1
Pakistan	7.8	16.4	16.5
Dubai/UAE	2.8	-	-
Sri Lanka	2.3	5.7	13.6
United States	1.8	4.9	14.5
Oman	1.1	-	-
Countries <1.0% each in the current year	2.7	1.8	1.9
	100.0	100.0	100.0

     The Company owns 100% of the outstanding capital stock of Nitches Far East Ltd., a Hong Kong corporation that performs production coordination, quality control and sample production services for the Company. Furthermore, the Company works with independent agents specializing in sourcing and production control in Cambodia, China, India, Pakistan, Sri Lanka and Turkey. The Company and its subsidiary perform no material manufacturing and maintain no significant assets outside the United States.

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

Raw Materials

     The clothing sold by the Company is made of l00% cotton, cotton blends, polyester, rayon and leather fabrics. All of these fabrics are readily available in most countries in which the Company contracts for production and are easily imported to those countries that do not have an internal supply of such fabric. The majority of the fabrics that the Company use comes from multiple sources of supply in many countries including China, Pakistan and India. The Company is not dependent on a single source of supply for fabric that is not readily replaceable.

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

Marketing and Distribution

     The Company sells its products through an established sales network consisting of both in-house sales personnel and independent sales representatives. The Company does not generally advertise, although customers sometimes feature the Company's products in their advertisements. Employees in Company showrooms in New York City and Los Angeles represent the Company in soliciting orders nationally. In addition, senior managers of the Company have primary responsibility for sales to certain key accounts. The Company's products are also marketed by approximately 54 independent commissioned sales representatives.

     The presence of a national brand has emerged as a principle factor in apparel buying decisions. In response, the Company has sought ownership or control of recognized brands for the categories of apparel which it distributes. Through Designer Intimates, the Company markets sleepwear, robes, loungewear, and daywear under the following brands: Derek Rose®, Princesse tam tam®, Crabtree & Evelyn®, Disney Couture®, The Anne Lewin® Collection, The Bill Blass® Lifestyle Collection, The Claire Murray® Collection and Gossard®. The Company designs and distributes men’s wear under the Newport Blue® and The Skins Game® labels through agreements with third parties. The Company distributes women’s Western wear shirts under its own labels Adobe Rose® and Southwest Canyon®. Western jeans are sold under the label Posted® through a licensing agreement with a third party supplier. We also import and distribute women’s sweaters and Saguaro® leather outerwear under an agreement with a third party.

     Most garments are shipped by suppliers in bulk form to the Company's warehouses in San Diego and New Jersey, where they are sorted, stored and packed for distribution to customers. From time to time, the Company may rent additional short-term warehouse space as needed to accommodate its requirements during peak shipping periods. In addition, to facilitate shipping to customers, some of its overseas suppliers perform sorting, price ticketing, hanging, and packing functions.

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

     The Company’s business is concentrated on certain significant customers. Sales to three customers accounted for 21.6%, 10.9% and 11.2% respectively, of the Company’s net sales during fiscal 2006. One customer accounted for 53.1% of the Company’s net sales in fiscal 2005. While the Company believes its relationships with its major customers are good, because of competitive changes and availability of the types of garments sold by the Company from a number of other suppliers, there is the possibility that any customer could alter the amount of business it does with the Company. If the Company experiences a significant decrease in sales to any of its major customers, and is unable to replace such sales volume with sales to other major customers, there could be a material adverse financial effect on the Company.

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

Backlog

     At August 31, 2006 and August 31, 2005 the Company had unfilled customer orders of $44.7 million and $9.9 million, respectively, with such orders generally scheduled for delivery by March 2007 and 2006, respectively. The increase in backlog of $34.8 million is due to the addition of $16.2 million in orders as a result of the acquisition of Designer Intimates, $3.2 million from the acquisition of the Home Décor product line, and a $15.4 million increase in orders for Nitches’ women’s sleepwear and men’s and women’s sportswear lines. The amount of unfilled orders at any given time is affected by a number of factors, including the timing of the receipt and processing of customer orders and the scheduling of the manufacture and shipping of the product, which may be dependent on customer requirements.

     As of November 30, 2006, the Company had on-hand unfilled customer orders of $26.4 million as compared to $12.3 million at November 30, 2005, with such orders generally scheduled for delivery by May 2007 and 2006, respectively. The increase in backlog of $14.1 million is due to the addition of $7.8 million in orders as a result of the acquisition of Designer Intimates, $1.4 million from the acquisition of the Home Décor product line, and $4.9 million increases in orders for Nitches’ women’s sleepwear and sportswear lines. Backlog amounts include both confirmed orders and unconfirmed orders that the Company believes, based on industry practice and past experience, will be confirmed. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that such action by customers will not reduce the amount of sales realized from the backlog of orders at either August 31, 2006 or November 30, 2006.

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

Employees

     The Company's ability to compete effectively is dependent, in part, on its ability to retain managerial personnel with experience in locating, developing and maintaining reliable sources of supply and to retain experienced sales and product development personnel. As of August 31, 2006, the Company had 82 full-time employees, of whom 12 worked in executive, administrative or clerical capacities and 62 worked in sales, design, and production. Additionally, the Company employs eight individuals in its Hong Kong office who are responsible for fabric and trim sourcing, product development and quality control. The Company contracts with an unrelated entity to provide warehouse services. The Company may also employ temporary personnel on a seasonal basis. None of the Company's employees is represented by a union. The Company considers its working relationships with its employees to be good and has never experienced an interruption of its operations due to any kind of labor dispute.

Acquisitions

Designer Intimates

     On October 1, 2002, the Company acquired a 28% interest in Designer Intimates, Inc., which owns 100% of NAP, Inc. (NAP), a New York-based intimate apparel company. NAP is a leading designer, marketer and distributor of women’s sleepwear, robes, loungewear, daywear and foundations in the United States. Designer Intimates acquired NAP from its founders and obtained a credit line of approximately $12 million from HSBC which was later assumed by CIT that is secured by the inventory and accounts receivable of NAP and the guarantees of shareholders of Designer Intimates. The Company guaranteed $3.0 million of this credit line and this guaranty formed the consideration from the company for its 28% ownership interest in Designer Intimates.

     On October 24, 2005, the Company acquired the remaining seventy-two percent (72%) of the issued and outstanding stock of Designer Intimates, Inc., a Delaware corporation (Designer Intimates) which Nitches did not own, resulting in the Company owning one hundred percent (100%) of Designer Intimates. The aggregate purchase price for the acquisition was $1,800,000. Nitches issued to the Sellers 180,000 restricted shares of its common stock at a value of $5.10 per share and $882,000 of preferred stock. The acquired assets of Designer Intimates included finished goods inventory, customer lists, customer orders, trade names, brand licenses, brand distribution agreements, office leases in New York City and Atlanta, and office equipment, furniture and fixtures, all of which Nitches continues to use.

Home Décor

     On July 1, 2006 the Company acquired the Home Décor business of Taresha LLC for 600,000 shares of Nitches common stock at a purchase price of $2,730,000. Assets acquired included inventory, order backlog, customer lists, licenses and license agreements. As part of the transaction Nitches will retain all key executives in product development, sales and production. The Home Décor business involves the design, sale, and distribution of made-to-order candles, candle holders and other home decorating accessories. These products are sold under the Bill Blass, Michael Coffindaffer and Newport Blue brands primarily to the same retailers as Nitches’ apparel products.

Saguaro

     On October 24, 2006, Nitches completed its acquisition of the Saguaro® mark and related trademarks from Impex Inc., a leading manufacturer of branded and non-branded specialty, western and private-label women’s apparel. Consideration paid to Impex was in the form of 600,000 shares of Nitches common stock and a $300,000 promissory note for a total purchase price of $3,030,000. Since January 2005, the Company had been manufacturing and distributing Saguaro® apparel products to specialty and catalog retailers under the terms of a strategic alliance with Impex. Under this alliance, Nitches recorded the revenue from such sales and remitted royalties and design fees to Impex as part of its operating expenses. As of the closing of the Acquisition Agreement, Nitches is no longer required to pay such fees to Impex. Accordingly, profit margins for Saguaro® products are expected to increase.

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

     The Company’s business is concentrated on certain significant customers. Sales to three customers accounted for 21.6%, 10.9% and 11.2% respectively, of the Company’s net sales during fiscal 2006. One customer accounted for 53.1% of the Company’s net sales in fiscal 2005. While the Company believes its relationships with its major customers are good, we do not have long-term contracts with any of them and purchases generally occur on an order-by-order basis. Because of competitive changes and the availability of the types of garments sold by the Company from a number of other suppliers, there is the possibility that any customer could alter the amount of business it does with the Company. If the Company experiences a significant decrease in sales to any of its major customers, and is unable to replace such sales volume with orders from other major customers, there could be a material adverse financial effect on the Company.

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

  timeliness, reliability and quality of services provided,
  pricing that supports retailers’ targeted gross margins,
  brand name and brand identity, and
  the ability to anticipate customer requirements and consumer demand.

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

Item 2 - Properties

     The Company currently leases properties in California, Georgia, Hong Kong and New York,. The Company leases one showroom in New York City, one in Los Angeles, one in Atlanta and approximately 30,000 square feet of warehouse with administrative offices in San Diego. The Company contracts for warehouse and office space in New Jersey under a service agreement. The Company may lease additional short-term warehouse space from time to time as needed.

Item 3 - Legal Proceedings

     None.

Item 4 - Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

Item 5 - Market for the Registrant's Common Stock and Related Shareholder Matters

     The Company's Common Stock trades on The NASDAQ Capital Market under the symbol NICH. The number of shareholders of record of Nitches’ Common Stock on November 30, 2006 was 92. The Company believes that there are a significant number of beneficial owners of its Common Stock whose shares are held in "street name". The closing sales price of the Common Stock on November 30, 2006 was $6.09 per share.

     The high and low closing sale prices, adjusted for stock dividends, for each fiscal quarter ending on the specified date during the last two fiscal years were as follows:

	High	Low
FISCAL YEAR ENDED AUGUST 31, 2006
First Quarter	$1.80	$1.67
Second Quarter	7.94	1.63
Third Quarter	8.64	4.53
Fourth Quarter	6.03	3.09

FISCAL YEAR ENDED AUGUST 31, 2005
First Quarter	$2.39	$1.76
Second Quarter	2.22	1.40
Third Quarter	1.74	1.20
Fourth Quarter	1.76	1.45

     The Company does not have a quarterly dividend policy and did not pay or declare any cash dividends during fiscal year 2006 and 2005. On January 20, 2006 the Company issued a 200% stock dividend to shareholders of record as of January 3, 2006. This stock dividend had the effect of tripling the outstanding number of shares of the Company.

Item 6 - Selected Financial Data (In thousands, except per share amounts)

OPERATING RESULTS DATA:
	Fiscal Year Ended August 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)
Net sales	$54,832	$26,320	$32,179	$28,440	$29,589
Cost of goods sold	39,985	20,534	22,783	21,856	22,214
Gross profit	14,847	5,786	9,396	6,584	7,375

Selling, general and administrative	13,763	8,175	8,389	7,663	7,132
Income (loss) from operations	1,084	(2,389)	1,007	(1,079)	243

Other income	2	460	--	3	16
Interest expense	(486)	(102)	(93)	(83)	(80)
Net income (loss) from equity investment	(11)	(64)	14	(236)	--
Income (loss) before income taxes	589	(2,095)	928	(1,395)	179
Provision for (benefit from) income taxes	121	(894)	371	(425)	63
Net income (loss)	$468	$(1,201)	$557	$(970)	$116

Basic earnings per share	$0.11	$(0.34)	$0.16	$(0.28)	$0.03
Diluted earnings per share	$0.11	$(0.34)	$0.16	$(0.28)	$0.03

Cash dividends per common share	$--	$--	$--	$0.10	$0.15

Weighted average number of common shares (000’s):
Basic	4,077	3,514	3,514	3,514	3,336
Diluted	4,077	3,514	3,514	3,514	3,336

CONSOLIDATED BALANCE SHEETS DATA:
	As of August 31
	2006	2005	2004	2003	2002
	(In thousands)
Cash	$228	$192	$219	$110	$182
Receivables	10,559	4,233	5,526	922	4,523
Income taxes receivables	--	212	--	466	118
Inventories	12,424	4,582	3,373	4,974	5,306
Total current assets	24,426	10,388	9,495	6,721	10,378
Total assets	30,784	10,453	9,561	6,847	10,503
Accounts payable and accrued expenses	20,277	6,047	3,878	1,707	4,277
Total current liabilities	20,790	6,047	3,878	1,707	4,277
Shareholders' equity	$9,258	$4,260	$5,461	$4,904	$6,226

Other Financial Information:
Gross margin	27.1%	22.0%	29.2%	23.2%	24.9%
Operating margin (deficit)	2.0%	(9.1%)	3.1%	(3.8%)	0.8%
Net income (loss) as a percent of sales	0.9%	(4.6%)	1.7%	(3.4%)	0.4%
Liquidity:
Current ratio	1.17	1.72	2.45	3.94	2.43
Working capital	$3,636	$4,341	$5,617	$5,014	$6,101

Item 7 -	Nitches, Inc and Subsidiaries Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Years Ended August 31, 2006 and 2005

     Net sales for the fiscal year ended August 31, 2006 increased $28.5 million or 108.3% as compared to the prior fiscal year ended August 31, 2005. This increase was primarily attributable to the acquisition of Designer Intimates early in the current year. Increased shipments of the Company’s sleepwear and menswear product lines as well as the addition of private label women’s sportswear also contributed to the increase.

     Cost of sales as a percent of net sales decreased 5.1% generating a higher gross profit margin of 27.1% for the year ended August 31, 2006 as compared to 22.0% for prior year. The increase in gross margin came primarily as the result of the addition of higher gross margin sales from Designer Intimates, as well as higher earned gross margins in the Company’s menswear product line. The Company’s product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently gross margin is likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in prior years.

     Selling, general and administrative expenses for the fiscal year ended August 31, 2006 increased $5.6 million from a year ago, due primarily to the consolidation of selling, general and administrative costs for Designer Intimates. Selling, general and administrative expense for 2006 includes $6.0 million of selling and merchandising expense and $1.9 million of warehousing and distribution expense.

     Other income for the fiscal year 2005 of $460,000 included $453,000 for the repayment of a note receivable that the Company issued related to the sale of product lines in 1995. This note had been written off by the Company in fiscal 2001 as part of a credit reorganization of the buyer. However due to improved financial performance of the buyer achieved in part through continued guidance and support from the Company, the buyer elected to repay the balance on the note.

     Interest expense increased $384,000 for the current year to $486,000 as compared to $102,000 for the year ended August 31, 2005. This increase was due to increased advances under the Company’s factoring agreement, higher interest rates charged on those advances, and the inclusion of the interest expense of Designer Intimates.

     The Company’s income tax provision for the year ended August 31, 2006, reflects a $121,000 tax expense on the Company’s pretax income of $589,000, an effective tax rate of 20.5%. This lowered tax rate is the result of the benefit of net operating loss carryforwards. The Company’s income tax provision for the year ended August 31, 2005, reflects an $894,000 tax benefit on the Company’s pretax loss of $2,031,000 before the recognized operating loss of $64,000 from the unconsolidated subsidiary.

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

     Cost of sales as a percent of net sales increased by 7.2% leading to a decrease in gross profit margin from 29.2% to 22.0% between fiscal 2004 and 2005. The decrease in gross margin came primarily as a result of the loss of higher gross margin sales (in excess of 40%) in the Company’s men’s wear line, which were included in the year earlier period. The Company’s product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margins are likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in prior fiscal years.

     Selling, general and administrative expenses decreased in dollar amount from $8.4 million in fiscal 2004 to $8.2 million in fiscal 2005, primarily due to a decreased in sales commissions and selling related expenses in line with the reduced sales volume in the Company’s men’s wear product line. On a percent of net sales basis, selling, general and administrative expenses increased from 26.1% in fiscal 2004 to 31.1% in fiscal 2005, due to the decrease in sales as it relates to the fixed portion of the expenses.

     Interest expense increased $9,000 for the current year to $102,000 as compared to $93,000 for the year ended August 31, 2004. This 9.7% increase was primarily due to the continued rising interest rates charged by the Company’s factor, despite the reduction in advance requirements under the Company’s factoring agreement in line with reduced sales and purchasing activity.

     The Company’s income tax provision for the year ended August 31, 2005, reflects an $894,000 tax benefit on the Company’s pretax loss of $2,031,000 before the recognized operating loss of $64,000 from the unconsolidated subsidiary. The Company’s income tax provision for the year ended August 31, 2004, reflects a $371,000 tax expense on pretax income of $914,000 before the recognized operating income of $14,000 from the unconsolidated subsidiary. The decrease in taxes is a result of lower pre-tax earnings as compared to the prior year.

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

     On October 24, 2005, the Company acquired the remaining seventy-two percent (72%) of the issued and outstanding stock of Designer Intimates, Inc. Until that time, Nitches reported any income or loss from the ongoing operation of Designer Intimates using the equity method of accounting, whereby Nitches’ 28% interest in Designer Intimates was reported as a single line item on the Consolidated Statement of Operations. For fiscal year ended August 31, 2005, the Company recognized a loss of $64,000 from the unconsolidated subsidiary. This loss was reported net of tax and did not provide a tax benefit to the Company. For that same period in fiscal 2005, Designer Intimates incurred a net loss of $228,000 on sales of $45.7 million.

Liquidity and Capital Resources

     For the fiscal years ended August 31, 2006, 2005 and 2004, cash used by operating activities was approximately $3.6 million, $1.1 million and $281,000. For the fiscal year ended August 31, 2006, cash used by operating activities include the effect of the balances acquired in the acquisition of Designer Intimates. Cash used in 2006 was attributed to an increase in inventory in response to increased orders for fall 2006 as well as an increase in accounts receivable due to increased sales in July and August. For the fiscal year ended August 31, 2005, in addition to the net loss, cash used by operating activities was due primarily to an increase in inventories offset partially by a decrease in accounts receivable. For the fiscal year ended August 31, 2004, cash provided by net income was offset by an increase in accounts receivable combined with a decrease in inventories, which was in line with reduced orders for the fall of 2004.

     Net cash used by investing activities during the fiscal year ended August 31, 2006 consisted of $103,000 in acquisition related expenses and $44,000 in purchases of office equipment offset partially by the cash balance acquired in the purchase of Designer Intimates. For the fiscal year ended August 31, 2005 net cash used by investing activities of $168,000 was primarily for a contribution of capital to Designer Intimates. Minimal cash was used in 2005 and 2004 for the purchase of furniture and equipment used in the ordinary course of business operations.

     For the fiscal years ended August 31, 2006, 2005 and 2004, cash provided by financing activities was approximately $3.7 million, $1.2 million, and $397,000 respectively. For each of the fiscal years, cash provided by financing activities was attributable to advances from the Company’s factor in accordance with the terms of the factoring agreement. The increase in advances from factor for 2006 was attributable to the effect of the balances acquired in the acquisition of Designer Intimates. A note payable was also utilized in the purchase of inventory in response to increased orders for fall 2006.

     Working capital decreased to $3.6 million at August 31, 2006 as compared to $4.3 million at August 31, 2005, due to current liabilities increasing $700,000 more than current assets increased. Increases in both current assets and current liabilities are largely attributable to the effect of balances acquired in the acquisition of Designer Intimates. However current liabilities also increased in line with increased purchases in July and August 2006 due to increased customer orders for fall 2006. Working capital decreased to $4.3 million at August 31, 2005 as compared to $5.5 million at August 31, 2004, due to a rise in current liabilities of 50.4%, as well as a decline in current assets of 4.0% from prior year. Current liabilities increased in line with increased purchases in July and August 2005 as compared to the same months in 2004, which generated a higher inventory level at year end. Current assets decreased due to a lower accounts receivable balance of $4.2 million versus $3.6 million at the end of the prior fiscal year, which was partially offset by a rise in inventory from $3.4 million to $4.6 million.

     The Company sells substantially all of its trade receivables to a factor (CIT) on a pre-approved, non-recourse basis. The Company attempts to make any recourse shipments on a COD basis or ensure that the customers' payments are backed by a commercial or standby letter of credit issued by the customers’ bank. The amount of the Company’s receivables which were recourse and were not made on a COD basis or supported by commercial or standby letters of credit at August 31, 2006 was approximately $712,000 of which approximately $473,000 had been collected through September 30, 2006.

     Payment for non-recourse factored receivables is made at the time customers make payment to CIT or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date. Under the factoring agreement, the Company can request advances in anticipation of customer collections at CIT’s prime rate (currently 8.25%) less one and one-half percent (1.5%) . The amount of advances available to the Company is limited to eighty-five percent (85%) of non-recourse factored receivables.

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

     The Company may also issue letters of credit through CIT for the purchase of inventory in the normal course of its operations. At August 31, 2006, the Company had outstanding letters of credit opened through CIT of approximately $6.1 million for the purchase of finished goods.

     The Company did not declare or pay any cash dividends in fiscal years 2005 or 2006. The Company does not have a stated dividend policy. On a quarterly basis the board evaluates the ability to pay dividends based upon profitability and financing needs.

Contractual Obligations and Commercial Commitments

     The following table illustrates the Company’s contractual obligations and commercial commitments as of August 31, 2006:

	Payments due/Commitments expiring per period
	Total Amounts	Less than			Over
	Committed	1 year	1 -3 years	4 -5 years	5 years
Operating leases	$6,543,000	$977,000	$1,352,000	$1,100,000	$3,114,000
Letters of credit	6,086,000	6,086,000
Employment agreement	733,000	160,000	320,000	253,000
Notes payable	513,000	513,000
Guarantees	3,000,000			3,000,000*
Total obligations & commitments	$16,875,000	$7,736,000	$1,672,000	$4,353,000	$3,114,000

* Due on demand

Inventory

     In its ordinary course of operations, the Company generally makes some sales below its normal selling prices or below cost. Based on experience, management believes this will be true for some inventory held on or acquired after August 31, 2006. The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

     The Company's inventory increased from $4.6 million at August 31, 2005 to $12.4 million at August 31, 2006. The Company has established an inventory markdown reserve as of August 31, 2006, which management believes will be sufficient for current inventory that is expected to be sold below cost in the future. There can be no assurance that the Company will realize its expected selling prices or that the inventory markdown reserve will be adequate for items in inventory as of August 31, 2006 for which customer sales orders have not yet been received. The inventory markdown reserve is calculated based on specific identification of aged goods and styles that are slow-moving or selling off-price.

Impact of Exchange Rates

     While the Company purchased over 98% of its products from foreign manufacturers in fiscal 2006, all of its purchases are denominated in United States dollars. Because the Company's products are sold primarily in the United States in dollar denominated transactions, the Company does not engage in currency hedging to reduce currency risk. A prolonged increase in the value of the dollar versus foreign currencies could enhance the Company's purchasing power for new purchase orders and reduce its cost of goods sold. Conversely, a prolonged decrease in the value of the dollar relative to foreign currencies could result in an increase in the Company's cost of manufacturing for new purchase orders and costs of goods sold.

Impact of Inflation and Deflation

     Management does not believe that inflation has had any material impact upon the Company's revenues or income from operations to date. Management believes that the apparel sector in which the Company operates continues to experience deflation, contrary to the modest inflation experienced in the economy in general. The persistence of the consumer to buy “on sale” merchandise has put pressure on retail gross margins, which in turn has led to downward pressure from retailers on wholesale gross margins, in the form of lower negotiated purchase prices as well as selling cost adjustments taken as deductions against invoices issued by the Company. In the apparel industry, these selling cost adjustments are commonly referred to as markdown allowances or chargebacks. Without a corresponding decrease in fabric and labor prices, these markdown allowances have led to a decline in wholesale gross margins. The Company incurred $975,000 in markdown allowances in fiscal 2006, as compared to $652,000 incurred in fiscal 2004. Management believes these deflationary pressures will continue into the foreseeable future.

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

Recently Issued Accounting Pronouncements

     In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 eliminates the diversity of practice regarding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company does not expect SAB 108 to have a material impact on its financial condition or results of operations.

     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined the impact that the implementation of SFAS 157 will have on our results of operations or financial condition.

     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for the Company’s fiscal year ending August 31, 2008. Although the Company will continually evaluate its accounting policies, management does not currently believe that adoption will have a material impact on the Company’s results of operations, cash flows, or financial position.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

     Market risk represents the potential impact to our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base interest rate of our variable rate debt. A 1% change in interest rates would increase or decrease our annual interest expense by approximately $82,000.

Item 8 - Financial Statements and Supplementary Data

Nitches, Inc. and Subsidiaries

Index to Consolidated Financial Statements Filed with
the Annual Report of the Company on Form 10-K

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Nitches, Inc. and Subsidiaries
San Diego, California

     We have audited the accompanying consolidated balance sheets of Nitches, Inc. and subsidiaries as of August 31, 2006 and 2005 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nitches, Inc. and subsidiaries as of August 31, 2005 and 2006 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Berenson LLP

New York, New York
November 15, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Nitches, Inc.
San Diego, California

     We have audited the accompanying consolidated statements of income, shareholders' equity and cash flows of Nitches, Inc. and subsidiaries for the year ended August 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Nitches, Inc. and subsidiaries for the year ended August 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Moss Adams LLP

Los Angeles, California
October 22, 2004

NITCHES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS
	August 31,
	2006	2005
Current assets:
Cash and cash equivalents	$228,000	$192,000
Receivables:
Due from factor, net	10,057,000	3,749,000
Trade accounts, net	484,000	473,000
Due from affiliates and employees	18,000	11,000
Total receivables	10,559,000	4,233,000

Refundable income taxes	-	212,000
Inventories, less allowances	12,424,000	4,582,000
Deferred income taxes, current	587,000	867,000
Other current assets	628,000	302,000
Total current assets	24,426,000	10,388,000

Property and equipment, net	164,000	38,000
Goodwill	2,620,000
Intangibles, net	3,543,000
Deferred income taxes,net of current	-	10,000
Other assets	31,000	17,000
Total assets	$30,784,000	$10,453,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Due to factor	$9,676,000	$3,131,000
Accounts payable	9,349,000	2,276,000
Accrued expenses	1,163,000	640,000
Notes Payable	513,000
Income taxes payable	89,000	-
Total current liabilities	20,790,000	6,047,000

Long term liabilities:
Loss on equity investment	-	146,000
Deferred income taxes long term	736,000
Total long term liabilities	736,000	146,000
Commitments and contingencies:
Shareholders' equity:
Series A preferred stock, $100 par value; 25,000,000 shares authorized,	882,000	-
8,820 shares issued and outstanding	-	-
Common stock, no par value; 50,000,000 shares authorized;
4,653,507 shares in 2006 and 3,513,507 shares in 2005 issued and outstanding	5,143,000	1,495,000
Retained earnings	3,233,000	2,765,000
Total shareholders' equity	9,258,000	4,260,000
Total liabilities and shareholders' equity	$30,430,000	$10,453,000

The accompanying notes are an integral part of these consolidated financial statements.

NITCHES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Fiscal Year Ended August 31,
	2006	2005	2004
Net sales	$54,832,000	$26,320,000	$32,179,000
Cost of goods sold	39,985,000	20,534,000	22,783,000
Gross profit	14,847,000	5,786,000	9,396,000

Selling, general and administrative	13,763,000	8,175,000	8,389,000
Income (loss) from operations	1,084,000	(2,389,000)	1,007,000

Other income	2,000	460,000	-
Interest expense	(486,000)	(102,000)	(93,000)
Income (loss) from equity investment	(11,000)	(64,000)	14,000
Income (loss) before income taxes	589,000	(2,095,000)	928,000

Provision for (benefit from) income taxes	121,000	(894,000)	371,000
Net income (loss)	$468,000	$(1,201,000)	$557,000

Basic earnings (loss) per share	$0.11	($0.34)	$0.16
Diluted earnings per share	$0.11	($0.34)	$0.16

Weighted average number of common shares
Basic	4,077,014	3,513,507	3,513,507
Diluted	4,077,014	3,513,507	3,513,507
Number of common shares
outstanding at year end	4,653,507	3,513,507	3,513,507

The accompanying notes are an integral part of these consolidated financial statements.

NITCHES, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity

						Total
	Preferred Stock		Common Stock		Retained	Shareholders'
	Shares	Amount	Shares	Amount	Earnings	Equity
Balance, August 31, 2003	-	$-	3,513,507	$ 1,495,000	$ 3,409,000	$4,904,000
Net income					557,000	557,000
Balance, August 31, 2004	-	-	3,513,507	1,495,000	3,966,000	5,461,000
Net loss					(1,201,000)	(1,201,000)
Balance, August 31, 2005	-	-	3,513,507	1,495,000	2,765,000	4,260,000
Shares issued in transactions	8,820	882,000	1,140,000	3,648,000	-	4,530,000
Net income					468,000	468,000
Balance, August 31, 2006	8,820	$882,000	4,653,507	$ 5,143,000	$ 3,233,000	$9,258,000

The accompanying notes are an integral part of these consolidated financial statements.

NITCHES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year ended August 31,
	2006	2005	2004
Cash flows from operating activities:
Net income(loss)	$468,000	$(1,201,000)	$557,000
Adjustment to reconcile net income(loss) to net
cash used by operating activities:
Depreciation and amortization	358,000	27,000	26,000
(Income)loss from investment in unconsolidated subsidiary	11,000	64,000	(14,000)
(Increase)decrease in due from factor	(2,922,000)	1,013,000	(2,598,000)
(Increase)decrease in trade receivables	(18,000)	280,000	(464,000)
(Increase) decrease in refundable income taxes	212,000	(266,000)	520,000
Increase in deferred income taxes	(7,000)	(577,000)	(55,000)
(Increase) decrease in inventories	(2,618,000)	(1,209,000)	1,601,000
Increase in other assets	(232,000)	(213,000)	(32,000)
(Increase) decrease in other current assets
Increase in accounts payable and accrued expenses	1,225,000	1,031,000	178,000
(Decrease) in income taxes payable	(126,000)	-	-

Net cash used by operating activities	(3,649,000)	(1,051,000)	(281,000)

Cash flows from investing activities:
Acquisition cost of transactions	(103,000)	-	-
Capital expenditures	(44,000)	(28,000)	(7,000)
Capital contribution in equity investment	-	(140,000)	-
Cash acquired in transactions	127,000	-	-
Net cash used by investing activities	(20,000)	(168,000)	(7,000)

Cash flows from financing activities:
Notes Payable	513,000	-	-
Advances from factor	3,192,000	1,192,000	397,000
Net cash provided by financing activities	3,705,000	1,192,000	397,000

Net increase (decrease) in cash	36,000	(27,000)	109,000
Cash at beginning of year	192,000	219,000	110,000
Cash at end of year	$228,000	$192,000	$219,000

Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest	$360,000	$102,000	$93,000
Income taxes	$180,000	$118,000	$349,000

Non-cash investimg activity:
Acquisition of remaining outstanding shares of subsidiary
Common stock issued	$918,000	$-	$-
Accrued earnings of unconsolidated subsidiary	-	(8,000)	(8,000)
Series A preferred stock issued	882,000	-	-
Acquisition of Home Décor assets of Taresha
Common stock issued	2,730,000	-	-
	$4,530,000	$(8,000)	$(8,000)

The accompanying notes are an integral part of these consolidated financial statements.

1. Description of Business

     Nitches, Inc. and subsidiaries (the “Company”) engage in the wholesale importation and distribution of clothing and housewares manufactured to its specifications and distributed in the United States under Company brand labels and retailer-owned private labels. The Company’s product lines are women’s sleepwear, sportswear, western wear and outerwear, men’s casual wear and golf apparel, men’s and women’s performance apparel and home décor items including candles and bath accessories.

2. Summary of Significant Accounting Policies

Principles of Consolidation:

     The consolidated financial statements include the accounts of Nitches, Inc., its wholly-owned subsidiaries Nitches Far East Limited and Designer Intimates, Inc., and Designer Intimates’ wholly-owned subsidiary NAP, Inc. All significant inter-company transactions and balances are eliminated in consolidation.

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

Earnings Per Share:

     The computation of net income per common share is based on the weighted average number of common shares outstanding plus common share equivalents arising from dilutive stock options, if any. At August 31, 2006, there were no stock options or similar instruments outstanding and therefore no dilutive effect to the number of shares outstanding. The earnings per share computations have been adjusted retroactively for all periods presented to reflect a 200% stock dividend issued on January 20, 2006. The weighted average number of common shares and common share equivalents outstanding for basic and diluted earnings per share was 4,077,014 for fiscal 2006, and 3,513,507 for both fiscal 2005 and 2004.

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

     The Company records income taxes using an asset and liability method. Under this method, deferred Federal and state income tax assets and liabilities are provided for temporary differences between the financial reporting basis and the tax-reporting basis of the consolidated assets and liabilities. Income taxes are further explained in Note 9.

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

Freight Costs:

     Freight charges billed to customers for the handling and delivery of products to their locations are included in net sales. Freight costs incurred from third party delivery services are included in cost of goods sold. Freight costs of $210,000, $268,000 and $367,000 for the years ended August 31, 2006, 2005 and 2004, respectively, are included in cost of goods sold.

Reclassification:

     The due to and from factor captions on the 2004 consolidated statement of cash flows have been reclassified to conform to the 2005 and 2006 financial statement presentation.

Recently issued accounting pronouncements:

     In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 eliminates the diversity of practice regarding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company does not expect SAB 108 to have a material impact on its financial condition or results of operations.

     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined the impact that the implementation of SFAS 157 will have on our results of operations or financial condition.

     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for the Company’s fiscal year ending August 31, 2008. Although the Company will continually evaluate its accounting policies, management does not currently believe that adoption will have a material impact on the Company’s results of operations, cash flows, or financial position.

3. Acquisitions

Designer Intimates

     On October 24, 2005, Nitches acquired from Haresh Tharani, Victor Lee, Manu Mirchandani, Eitan Haber, and Mahesh Tharani the ("Sellers") the remaining balance of seventy-two percent (72%) of the issued and outstanding stock of Designer Intimates, Inc., a Delaware corporation (Designer Intimates) which the Company did not own, resulting in Nitches owning one hundred percent (100%) of Designer Intimates. The aggregate purchase price for the acquisition was $1,800,000. Nitches issued to the Sellers 180,000 restricted shares of its common stock at a value of $5.10 per share and $882,000 of preferred stock. The following is a condensed balance sheet showing the fair values of the assets aquired and liabilities assumed as of the date of acquisition:

Accounts receivable	$3,386,000
Inventory	3,569,000
Intangibles	2,618,000
Other assets	725,000
Goodwill arising in the transaction	2,620,000
Total assets acquired	12,918,000

Current liabiities	7,765,000
Loan payable, factor	3,353,000
Total liabilities assumed	11,118,000
Net assets acquired	$1,800,000

     Designer Intimates is a New York City based importer and distributor of women’s sleepwear, robes, loungewear, swimwear and intimate apparel; men’s sleepwear, robes, and loungewear; and infant’s and children’s sleepwear and robes. Designer Intimates owns the brand Anne Lewin, and also sells product under the Princess tam tam, Derek Rose, Crabtree & Evelyn, Gossard, Dockers, and Vasserette brands through licensing or distribution agreements. These products are sold to better department stores, boutiques, moderate department stores, and national and regional discount department stores and chains. Designer Intimates further has private label sales to Disney, Victoria’s Secret, and other select specialty stores. The assets of Designer Intimates include finished goods inventory, customer lists, customer orders, trade names, brand licenses, brand distribution agreements, office leases in New York City and Atlanta, and office equipment, furniture and fixtures, all of which Nitches continues to use.

     The pro forma financial information presented below gives effect to the acquisition of Designer Intimates as if it occurred as of the beginning of fiscal 2006 and 2005. For fiscal 2006, the post acquisition results are reflected in the Company’s results of operations as of October 24, 2005 and pro forma results for the period September 1, 2005 to October 23, 2005 are included below.

	Year Ended August 31,
	2006	2005
Net sales	$60,176,000	$66,361,000
Net income (loss)	327,000	(1,256,000)
Net income (loss) per weighted average share	$0.08	$(0.31)
Weighted average shares outstanding	4,053,507	4,053,507

     In October 2002, the Company acquired a 28% interest in Designer Intimates, which owns 100% of NAP, Inc., a New York-based intimate apparel company. Designer Intimates had acquired NAP from its founders and obtained a credit line of approximately $12 million from HSBC which was later assumed by CIT, secured by the inventory and accounts receivable of NAP and the guarantees of shareholders of Designer Intimates. Nitches guaranteed $3 million of this credit line and this guaranty formed the consideration from Nitches for its 28% ownership interest in Designer Intimates. Through October 23, 2005 the Company reported any income or loss from the ongoing operation of

Designer Intimates using the equity method of accounting, whereby Nitches’ 28% interest in Designer Intimates was reported as a single line item on the Consolidated Statement of Income.

Home Décor

     On June 24, 2006, Nitches entered into an Asset Purchase Agreement with Taresha LLC, a New Jersey limited liability corporation ("Taresha"), to acquire from Taresha substantially all of the assets of its Home Décor business as of July 1, 2006. The purchase price for the assets was $2,730,000. Nitches issued to Taresha 600,000 shares of its common stock valued at $4.55 per share (based on the average closing price for the common stock for the ten trading days between June 7 and June 20, 2006, inclusive). The allocation of the Home Décor purchase price was as follows:

Inventory	$1,655,000
Bill Blass license	1,075,000
$2,730,000

     The Home Décor business involves the design, sale, and distribution of made-to-order candles, candle holders and other home decorating accessories. These products are sold under the Bill Blass, Michael Coffindaffer and Newport Blue brands primarily to the same retailers as Nitches’ apparel products. Assets acquired included inventory, order backlog, customer lists, licenses and license agreements. As part of the transaction Nitches will retain all key executives in product development, sales and production.

     Mr. Haresh Tharani is the controlling equity owner of Taresha. Mr. Tharani is a shareholder of Nitches, Inc. and was the controlling shareholder of Designer Intimates, Inc., which Nitches acquired on October 24, 2005. After the issuance of the 600,000 shares in connection with the Agreement, Mr. Tharani beneficially owns approximately 18.5% of the outstanding common stock of Nitches. There are no agreements or arrangements in place to appoint Mr. Tharani or any representatives of Taresha to serve on the board of directors or as an executive officer of Nitches. The 600,000 shares issued pursuant to the Agreement are subject to a lock-up agreement between Nitches and Taresha that restricts these shares from trading, voting or receiving any benefit such as dividends unless and until the remaining Nitches shareholders approve the Agreement and the stock issuance.

4. Inventories

	August 31,
	2006	2005
Fabric and trim	$222,000	$254,000
In-Transit	2,939,000	1,530,000
Finished goods	9,651,000	2,883,000
Markdown allowances	(388,000)	(85,000)
	$12,424,000	$4,582,000

5. Furniture, Fixtures and Equipment

	August 31,
	2006	2005
Leasehold improvements	$610,000	$20,000
Computer equipment	284,000	33,000
Vehicles	111,000	111,000
Furniture, fixtures and other equipment	185,000	38,000
	1,190,000	202,000
Less accumulated depreciation and amortization	1,026,000	164,000
	$164,000	$38,000

6. Accounts Receivable

      Pursuant to the terms of an agreement between Nitches and a factor, Nitches sells a majority of its trade accounts receivable to the factor on a pre-approved, non-recourse basis. The price at which the accounts are sold is the invoice amount reduced by the factor commission (.3% of the invoice amount) and all selling discounts. For accounts sold to the factor without recourse, the factor is responsible for collection, assumes all credit risk, and obtains all of the rights and remedies against the company’s customers. For such accounts, payment is due from the factor upon the earlier of the payment of the receivable to the factor by the customer, or the maturity of the receivable (generally 180 days from the date of shipment to the customer). As of August 31, 2006, non-recourse receivables totaled $10.5 million.

      Trade accounts receivable not sold to the factor remain in the custody and control of the Company and the Company maintains all credit risk on those accounts as well as accounts which are sold to the factor with recourse. The combined credit risk for non-factored and recourse receivables as of August 31, 2006, totaled $712,000.

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

      The status of the Company’s trade accounts receivable and letters of credit are as follows:

	August 31,
	2006	2005
Receivables assigned to factor:
Non-recourse	10,472,000	3,827,000
Recourse	168,000	110,000
Allowance for customer credits and doubtful accounts	(583,000)	(188,000)
Due from factor, net	10,057,000	3,749,000

Non-factored accounts receivable	$544,000	$557,000
Allowance for customer credits and doubtful accounts	(60,000)	(84,000)
Trade receivables, less allowances	$484,000	$473,000

Due to factor	$9,676,000	3,131,000

Contingent liabilities for irrevocable letters of credit	$6,086,000	3,520,000

7. Note Payable:

     At August 31, 2006 the Company had a note payable to an officer for $513,000. This note was advanced for the purchase of inventory. The note is due upon demand and accrues interest at the same rate as the Company’s borrowing rate with CIT, which is currently 6.75%.

8. Intangible Assets:

     As part of the purchase of Designer Intimates Inc., the Company acquired intangible assets of $2.6 million. Of that amount $902,000 was assigned to trademarks that are permanent in nature, $892,000 was assigned to customer lists and vendor agreements, $721,000 was assigned to the Crabtree and Evelyn license and $103,000 was assigned to costs capitalized as part of the acquisition. Goodwill of $2.6 million, which is not subject to amortization, arose in connection with the acquisition. The Company also acquired an additional $1.1 million in intangible assets related to the Bill Blass Home Décor license purchased from Taresha, LLC in July 2006.

     Following is a summary of non-goodwill intangibles at the end of the current year:

	August 31, 2006
	Gross	Accumulated
	Amount	Amortization
Intangibles subject to amortization	$2,791,000	$150,000

Intangibles not subject to amortization	$902,000	-

     Amortization expense for fiscal year 2006 was $150,000. The estimated amortization expense for each of the ensuing years through August 31, 2011 is $234,000, $234,000, $234,000, $234,000 and $134,000 respectively. In accordance with SFAS 142 intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually.

9. Income Taxes

     The components of the provision/(benefit) for income taxes are as follows:

	Year ended August 31,
	2006	2005	2004
Current:
Federal	$(21,000)	$(320,000)	$346,000
State	149,000	3,000	80,000
	128,000	(317,000)	426,000
Deferred
Federal	184,000
State	(191,000)
	(7,000)	(577,000)	(55,000)

Provision/(Benefit)	$121,000	$(894,000)	$371,000

     Net deferred income tax assets at August 31, 2006 and 2005 consist of the tax effects of temporary differences related to the following:

	August 31,
	2006	2005
Current deferred assets:
Inventories	$274,000	$160,000
Sales returns and doubtful account reserves	237,000	106,000
Net operating loss	-	573,000
State tax	39,000	-
Accrued compensation	19,000	28,000
Tax credits	12,000	-
Other items	6,000	-
	$587,000	$867,000

	August 31,
	2006	2005
Non-current deferred assets:
Accumulated depreciation	$163,000	$10,000
Intangibles	$(955,000)
Net operating loss	56,000	-
	$(736,000)	$10,000

     In assessing the realizability of deferred tax assets of $806,000 at August 31, 2006, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

     Differences between the statutory Federal income tax rate and the effective tax rate as a percentage of pre-tax income are as follows:

	Year ended August 31,
	2006	2005	2004
Statutory rate	34.0%	(34.0%)	34.0%
State income taxes, net of federal benefit	5.8%	(5.8%)	5.8%
(Income)/loss on equity investment	0.7%	(2.8%)	(0.5%)
Nondeductible expenses	2.5%	0.0%	0.2%
Other items	(22.7%)	(0.1%)	0.5%
Effective rate	20.3%	(42.7%)	40.0%

     The amount and expiration dates of net operating loss carry forwards are as follows:

Expiring August 31, 2015
Federal	$-
State	965,000

10. Employee Benefit Plans

     The Company has a 401(k) Savings Plan, whereby employees may make investments in various independently managed funds and Company stock. The Company may match employee contributions to this Plan on a discretionary basis or contribute on a profit sharing basis. The Company made no matching or profit sharing contributions to this Plan in fiscal 2006, 2005, or 2004.

11. Stock Options and Dividends

Stock Options

     No stock options were outstanding as of August 31, 2006, 2005 or 2004. At the Company’s annual meeting on March 15, 2006, shareholders approved the Nitches 2006 Equity Incentive Plan authorizing the issuance of up to 600,000 shares of stock in the form of incentive stock options, nonstatutory stock options, stock grants and restricted stock. However, no stock options, stock grants or restricted stock were issued under the plan as of August 31, 2006.

Dividends

     The Company did not pay any cash dividends during 2004, 2005 or 2006. On January 20, 2006 the Company issued a 200% stock dividend to shareholders of record as of January 3, 2006. This stock dividend had the effect of tripling the outstanding number of shares of the Company.

12. Leases

     The Company has lease commitments expiring at various dates through February 2017, principally for real property and equipment. The aggregate minimum rental commitments for the ensuing five years ending August 31 for all non-cancelable leases having initial or remaining terms of one or more years are as follows:

2007	$977,000
2008	802,000
2009	550,000
2010	550,000
2011	550,000
2012 & thereafter	3,025,000
Total leases	$6,454,000

     The Company's leases for real property are generally subject to rent escalation based on increases in the consumer price or other indices with certain minimum and maximum increases. Rent expense, net of sublease income, was approximately $1.0 million, $406,000, and $391,000, during fiscal 2006, 2005 and 2004, respectively.

13. Employment Agreement

     The Company has an employment agreement with Paul M. Wyandt effective April 1, 2006 through March 31, 2011. Pursuant to this agreement, Mr. Wyandt serves as President and Chief Operating Officer of the Company. The agreement provides for a base annual salary of $160,000, or a higher amount as the Board of Directors may approve. In addition, Mr. Wyandt may receive a bonus at the discretion of the Board of Directors. The minimum annual commitments of the Company under this agreement are summarized below:

2007	$160,000
2008	160,000
2009	160,000
2010	160,000
2011	93,333
Total commitment	$733,333

     Salary paid to Mr. Wyandt was $160,000 in fiscal 2006, 2005, and 2004. No bonuses were paid in these years.

14. Operating Segments and Major Customers

     The Company’s products comprise a single operating segment. No significant assets are maintained outside the United States. Sales are made to a variety of customers throughout the United States. Sales to three customers accounted for 21.6%, 10.9% and 11.2% of the Company’s net sales during fiscal 2006. Sales to one customer accounted for 53.1% of the Company’s net sales in fiscal 2005.

     Two major customers accounted for 39.7% and 11.5%, respectively, of the Company’s trade receivable balance at August 31, 2006. Two different major customers accounted for 32.7% and 14.1%, respectively, of the Company’s trade receivable balance at August 31, 2005.

15. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended August 31, 2006 and 2005.

	Three months ended
	November 30	February 28	May 31	August 31
Fiscal 2006
Net sales	$14,715,000	$12,314,000	$12,580,000	$15,223,000
Gross profit	4,333,000	3,559,000	3,700,000	3,255,000
Net income (loss)	520,000	45,000	33,000	(130,000)
Net income (loss) per weighted	$0.14	$0.01	$0.01	($0.03)

Fiscal 2005
Net sales	$6,337,000	$6,521,000	$7,403,000	$6,059,000
Gross profit	1,648,000	1,263,000	1,595,000	1,280,000
Net income (loss)	(12,000)	(524,000)	(188,000)	(477,000)
Net income (loss) per common share	$0.00	($0.15)	($0.05)	($0.14)

16. Subsequent Event

     On October 24, 2006, Nitches completed its acquisition of the Saguaro® mark and related trademarks from Impex Inc., a leading manufacturer of branded and non-branded specialty, western and private-label women’s apparel. Nitches paid consideration of $3,030,000 to Impex in the form of 600,000 shares of Nitches common stock valued at $4.55 per share (based on the average closing price for the common stock for the ten trading days between June 7 and June 20, 2006, inclusive) and a $300,000 promissory note. Since January 2005, the Company had been manufacturing and distributing Saguaro® apparel products to specialty and catalog retailers under the terms of a strategic alliance with Impex. Under this alliance, Nitches recorded the revenue from such sales and remitted royalties and design fees to Impex as part of its operating expenses. Due to the closing of the Acquisition Agreement, Nitches is not required to pay such fees to Impex as of January 1, 2006. Accordingly, profit margins for Saguaro® products are expected to increase. Royalty and design fees accrued and paid from September through December 2005 were approximately $183,000.

Item 9 -	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A - Controls and Procedures

     (a) Disclosure Controls and Procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     We conducted an evaluation, under the supervision and with the participation of our Chief Executive and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive and Financial Officer originally concluded that, as of the end of such period, our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act, and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure

     This conclusion was based on the identification of a weakness with regard to our ability to timely process and report information during the period, including our ability to assimilate the information from our acquisition of Designer Intimates and the Home Décor business of Taresha, Inc. and our ability to process valuations of intangible assets such as goodwill associated with those acquisitions.

     (b) Changes In Internal Controls Over Financial Reporting. During the fiscal quarter ending August 31, 2006, we completed the acquisition of the Home Décor business of Taresha LLC. In connection with that acquisition, we integrated accounting systems and financial personnel associated with that business into our operations. With the exception of the Home Décor acquisition, no changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

     (c) Limitations On Disclosure Controls And Procedures. Our management, including our Chief Executive and Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

Item 10 - Directors and Executive Officers of the Registrant

     The following table sets forth certain information with respect to the Directors and executive officers of the Company:

NAME	AGE	POSITION
Steven P. Wyandt	61	Chairman, Chief Executive Officer and Chief Financial Officer
Paul M. Wyandt	38	Director, President and Chief Operating Officer
Eugene B. Price II	63	Director (Independent)
Michael D. Sholtis	58	Director (Independent)
T. Jefferson Straub	64	Director (Independent)

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

     Mr. Price, Mr. Sholtis and Mr. Straub are independent directors as defined in NASD Rule 4200.

     We have adopted a Code of Ethics that applies to all of our directors, officers, and employees. The Code of Ethics is posted on our website at www.nitches.com. Amendments to, and waivers granted under, our Code of Ethics, if any, will be posted to our website as well.

Item 11 - Executive Compensation

     The following table shows the compensation provided to the Chief Executive Officer and each of the other most highly-compensated executive officers who served as such at the end of fiscal 2006 and whose annual compensation exceeds $100,000:

				Long Term Compensation
	Annual Compensation			Awards		Payouts
					Securities
			Other	Restricted	Underlying
			Annual	Stock	Options/	LTIP	All
Name/Title	Salary	Bonus	Comp.	Awards	SARs	Payouts	Other
Year	$	$	$	$	#	$	Comp.
Steven P. Wyandt
CEO & CFO
2006	250,000	--	--	--	--	--	--
2005	250,000	--	--	--	--	--	--
2004	250,000	--	--	--	--	--	--
Paul M. Wyandt
President & COO
2006	160,000	--	--	--	--	--	--
2005	160,000	--	--	--	--	--	--
2004	160,000	--	--	--	--	--	--

There were no stock options outstanding or granted during fiscal year 2006.

     The Company extended an employment agreement with Steven P. Wyandt, effective September 1, 2001 through August 31, 2004. Pursuant to this agreement, Mr. Wyandt serves as Chief Executive Officer and Chief Financial Officer of the Company. The agreement provides for a base annual salary of $250,000, or a higher amount as the Board of Directors may approve. In addition, Mr. Wyandt may receive a bonus at the discretion of the Board of Directors. No bonus was paid to Mr. Wyandt during fiscal 2004, 2005, or 2006. The agreement continues on a month-to-month basis after August 31, 2004.

     The Company entered into an employment agreement with Paul M. Wyandt, effective April 1, 2006 through March 31, 2011. Pursuant to this agreement, Mr. Wyandt serves as President and Chief Operating Officer of the Company. The agreement provides for a base annual salary of $160,000, or a higher amount as the Board of Directors may approve. In addition, Mr. Wyandt may receive a bonus at the discretion of the Board of Directors. No bonus was paid to Mr. Wyandt during fiscal 2004, 2005, or 2006.

     All directors who are not employees of the Company receive $24,000 annually, plus $1,000 for attendance at each Board of Directors and Committee meeting and reimbursement of reasonable expenses. The $1,000 fee is not paid for attendance at a Committee meeting that is held the same day the Board of Directors meets nor for participation in any meeting telephonically.

Compensation Committee

     The Compensation Committee is responsible for setting base compensation, awarding bonuses and setting the number and terms of options for the Company's executive officers and approval of the number and terms of options for all other employees. The Committee establishes base salaries for executive officers at levels that it believes are sufficient to attract and retain such executives. The Committee may use independent survey reports for comparable companies to assist in establishing the base salaries. The Committee did not meet during fiscal year 2005.

     Compensation Committee Interlocks and Insider Participation. The Committee consisted of Mr. Price and Mr. Sholtis. Neither Mr. Price nor Mr. Sholtis is an officer or employee of the Company.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of November 30, 2006, certain information with respect to the beneficial ownership of common stock by (a) each person known by the Company to be the beneficial owner of more than 5% of its outstanding common stock, (b) the Company's directors, (c) the Company’s named executive officers, and (d) all directors and executive officers as a group. Except as noted below, to the best of the Company's knowledge, each of such persons has sole voting and investment power with respect to the shares beneficially owned

	Amount and
	Nature of
	Beneficial	Percent of Class
Name and Address of Beneficial Owner (1)(2)	Ownership (3)	Outstanding
Officers and Directors
Steven P. Wyandt (4)	1,298,349	24.7%
Eugene B. Price II	69,417	1.3%
Michael. D. Sholtis	10,000	0.2%
All directors and current officers as a group (5 persons)	1,377,766	26.2%

5% Shareholders
Haresh T. Tharani (5)
1400 Broadway, 33rd Floor
New York, NY 10018	971,000	18.5%

Arvind Singh (6)
3246 Story Rd.
Irving, TX	300,000	5.7%

Raji Singh (6)
3246 Story Rd.
Irving, TX	300,000	5.7%
____________________

(1) Except as otherwise indicated, the address of each beneficial owner is c/o Nitches, Inc., 10280 Camino Santa Fe, San Diego, CA 92121.

(2) Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock listed.

(3) The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/ or minor children of an individual

(4) A portion of the shares of Steven P. Wyandt are owned indirectly in Trusts, the terms of which establish sole voting power in Mr. Wyandt.

(5) Includes 300,000 restricted shares (adjusted for the 200% stock dividend of January 3, 2006) that Mr. Tharani received as a result of the Company's acquisition of Designer Intimates, Inc. as well as the 600,000 restricted shares beneficially owned by Mr. Tharani through Taresha LLC that are subject to a lock-up agreement as further described in Item 13 – Certain Relationships and Related Transactions.

(6) Includes 300,000 restricted shares registered in the name of Impex, Inc. received as a result of Nitches' recent acquisition of Saguaro LLC. The shareholder owns a 50% interest in Impex, Inc.

Item 13 - Certain Relationships and Related Transactions

     On June 24, 2006, Nitches, Inc. ("Nitches") entered into an Asset Purchase Agreement (the "Agreement") with Taresha LLC, a New Jersey limited liability corporation ("Taresha"). Pursuant to the Agreement, Nitches acquired from Taresha substantially all of the assets of its Home Décor business as of July 1, 2006 in exchange for 600,000 shares of Nitches’ common stock. As a result of this transaction, Taresha owns more than 10% of the outstanding shares of Nitches' common stock. Mr. Haresh Tharani is the controlling equity owner of Taresha. Mr. Tharani is a shareholder of Nitches, Inc. and was the controlling shareholder of Designer Intimates, Inc., which Nitches acquired on October 24, 2005. After the issuance of the 600,000 shares in connection with the Agreement, Mr. Tharani beneficially owns approximately 18.5% of the outstanding common stock of Nitches. There are no agreements or arrangements in place to appoint Mr. Tharani or any representatives of Taresha to serve on the board of directors or as an executive officer of Nitches. The 600,000 shares issued pursuant to the Agreement are subject to a lock-up agreement between Nitches and Taresha that restricts these shares from trading, voting or receiving any benefit such as dividends unless and until the remaining Nitches shareholders approve the Agreement and the stock issuance. A proxy pertaining to this shareholder approval is currently pending review and comment by the SEC.

Item 14 – Principal Accountant Fees and Services

     Fees billed for professional services rendered by Berenson LLP for the annual audit of our annual financial statements for fiscal 2006 and for the review of our quarterly financial statements included in our fiscal 2006 Forms 10-Q were $153,176. Aggregate fees billed by Dunlap, Klingensmith, Dunlap & Peck for tax services, including tax planning and preparation, during fiscal 2006 was $16,956. Fees billed for professional services rendered by Berenson LLP for the planning and review of acquisition transactions for fiscal 2006 were $9,495.

     Fees billed for professional services rendered by Berenson LLP for the annual audit of our annual financial statements for fiscal 2005 and for the review of our quarterly financial statements included in our fiscal 2005 Forms 10-Q were $102,673. The aggregate fees billed by Moss Adams LLP for the review of fiscal 2005 financial statements included in our Forms 10-Q were $41,167. The aggregate fees billed by Moss Adams LLP for tax services, including tax planning and preparation, during fiscal 2005 were $34,372. The Company did not engage Berenson LLP or Moss Adams LLP on any other matters not otherwise included in the above categories in either fiscal 2006 or 2005.

PART IV

Item 15 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this report:

1. The following consolidated financial statements of the Registrant are included as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of August 31, 2006 and 2005;

Consolidated Statements of Income for the years ended August 31, 2006, 2005 and 2004;

Consolidated Statements of Shareholders' Equity for the years ended August 31, 2006, 2005 and 2004;

Consolidated Statements of Cash Flows for the years ended August 31, 2006, 2005 and 2004;

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

3. The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K:

3.1	Articles of Incorporation of the Company, as amended (1)

3.2	Bylaws of the Company, as amended (2)

10.1	Form of Indemnification Agreement for Officers and Directors (1)

10.2	Employment Agreement with Steven P. Wyandt (3)

10.3	Employment Agreement with Paul M. Wyandt (4)

10.4	Asset Purchase Agreement and related agreements between the Company and Design and Source Holding Company, Ltd. effective July 1, 1995 (5)

10.5	Stock Sale and Purchase Agreement dated October 24, 2005, between the Company and the shareholders of Designer Intimates, Inc. (6)

10.6	Acquistion Agreement dated as of June 23, 2006, between the Company and Impex, Inc. (7)

10.7	Amendment No. 1 to Acquistion Agreement dated as of June 23, 2006, between the Company and Impex, Inc. (8)

10.8	Asset Purchase Agreement dated as of June 24, 2006, between the Company and Taresha LLC(9)

(b) Exhibits and Reports on Form 8-K. None

Footnotes

(1)	Incorporated by reference from Registrant's Form 10-K filed on November 23, 1992 for the fiscal year ended August 31, 1992.

(2)	Incorporated by reference from Registrant's Form 10-K filed on November 23, 1988 for the fiscal year ended August 31, 1988.

(3)	Incorporated by reference in Schedule 13E-4 filed on August 18, 1998 and amendments related thereto.

(4)	Incorporated by reference from Registrant's Form 8-K filed on March 22, 2006.

(5)	Incorporated by reference from Registrant's Form 10-K filed on November 3, 1995 for the fiscal year ended August 31, 1995.

(6)	Incorporated by reference from Registrant's Form 8-K/A filed on January 10, 2006.

(7)	Incorporated by reference from Registrant's Registration Statement on Form S-3/A filed on September 15, 2006.

(8)	Incorporated by reference from Registrant's Form 8-K filed on August 8, 2006.

(9)	Incorporated by reference from Registrant's Preliminary Form 14A filed on November 7, 2006.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: December 14, 2006

NITCHES, INC.

By:	/s/ Steven P. Wyandt
Steven P. Wyandt, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Chief Executive Officer
(Principal Executive Officer), Chief
Financial Officer (Principal Financial
/s/	Steven P. Wyandt	Officer) and Director	December 14, 2006
Steven P. Wyandt

President, Chief Operating Officer
(Principal Operating Officer), and
/s/	Paul M. Wyandt	Director	December 14, 2006
Paul M. Wyandt

/s/	Eugene B. Price II	Director	December 14, 2006
Eugene B. Price II

/s/	Michael Sholtis	Director	December 14, 2006
Michael Sholtis

/s/	T. Jefferson Straub	Director	December 14, 2006
T. Jefferson Straub

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Nitches, Inc. and Subsidiaries
San Diego, California

Our audit of the consolidated financial statements of Nitches, Inc. and Subsidiaries referred to in our report dated November 15, 2006 appearing in item 8 in this Annual Report of Form 10-K also included an audit of the information for the years ended August 31, 2005 and 2006 included in the financial statement schedule listed in item 15 of this Form 10-K. In our opinion, the information for the years ended August 31,2005 and 2006 included in the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Berenson LLP

New York, New York
November 15, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Nitches, Inc. and Subsidiaries
San Diego, California

Our audit of the consolidated statements of income, shareholders' equity and cash flows of Nitches, Inc. and Subsidiaries referred to in our report dated October 22, 2004 appearing in item 8 in this Annual Report of Form 10-K also included an audit of the information included in the financial statement schedule listed in item 14(a) of this Form 10-K. In our opinion, the information included in the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

MOSS ADAMS LLP

Los Angeles, California
October 22, 2004

Schedule II

NITCHES, INC.

Valuation and Qualifying Accounts and Reserves

		Additions
	Balance at	Charged to	Charged to	Deductions	Balance at
	Beginning	Costs and	Other		End of Year
	of Year	Expenses	Accounts
Year ended August 31, 2004
Allowance for doubtful accounts & sales returns	$549,000	$330,000	-	$387,000	$492,000
Inventory markdown allowance	$140,000	$118,000	-	$173,000	$85,000

Year ended August 31, 2005
Allowance for doubtful accounts & sales returns	$492,000	$318,000	-	$538,000	$272,000
Inventory markdown allowance	$85,000	$61,000	-	$61,000	$85,000

Year ended August 31, 2006
Allowance for doubtful accounts & sales returns	$272,000	$242,000	$300,000	$171,000	$643,000
Inventory markdown allowance	$85,000	$117,000	$340,000	$154,000	$388,000

EXHIBIT INDEX

Exhibit
Number		Exhibit
*	3.1	Articles of Incorporation of the Company, as amended (1)

*	3.2	Bylaws of the Company, as amended (2)

*	10.1	Form of Indemnification Agreement for Officers and Directors (1)

*	10.2	Employment Agreement with Steven P. Wyandt (3)

*	10.3	Employment Agreement with Paul M. Wyandt (4)

*	10.4	Asset Purchase Agreement and related agreements between the Company and Design and Source Holding Company, Ltd. effective July 1, 1995 (5)

*	10.5	Stock Sale and Purchase Agreement dated October 24, 2005, between the Company and the shareholders of Designer Intimates, Inc. (6)

*	10.6	Acquistion Agreement dated as of June 23, 2006, between the Company and Impex, Inc. (7)

*	10.7	Amendment No. 1 to Acquistion Agreement dated as of June 23, 2006, between the Company and Impex, Inc. (8)

*	10.8	Asset Purchase Agreement dated as of June 24, 2006, between the Company and Taresha LLC(9)

	31	Certification required under Section 302

	32	Certification required under Section 906

* Incorporated by reference