Form 10-Q/A
period 2006-05-31
NITCHES INC
filed 2006-12-20
CIK 772263

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

As of July 20, 2006 the Registrant had 4,653,507 shares of common stock outstanding.

EXPLANATORY NOTE

     We filed our Quarterly Report on Form 10-QSB for the period ended May 31, 2006 (the "Original Filing") with the Securities and Exchange Commission on July 21, 2006. In that Original Filing we stated under Part I, Item 4 that, in the opinion of our Chief Executive and Financial Officer, our disclosure controls and procedures were effective to ensure that material information related to our company was recorded, processed and reported within the time periods specified by the Securities and Exchange Commission (the "SEC"). Our Chief Executive and Financial Officer is revising that opinion in light of the fact that we have extended the filing date for each of our Quarterly Reports on Form 10-Q during our fiscal year ended August 31, 2006, and have filed for an extension of time in which to file our Annual Report on Form 10-K for that fiscal year. In addition, our Original Filing omitted to include the disclosure of changes in our internal controls over financial reporting during the period. We are filing this Amendment No. 1 on Form 10-Q/A to correct those disclosures.

     This Amendment No. 1 on Form 10-QSB/A amends and restates “Item 4. Controls and Procedures,” of our Original Filing, solely as a result of, and to reflect, the impact of the items discussed in this Explanatory Note.

     Pursuant to the rules of the Securities and Exchange Commission, we have included currently-dated certifications from our Chief Executive and Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except as otherwise specifically noted, all information contained herein is as of May 31, 2006 and does not reflect events or changes that have occurred subsequent to that date.

PART I - FINANCIAL INFORMATION

ITEM 4.  Controls and Procedures

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

     We conducted an evaluation, under the supervision and with the participation of our Chief Executive and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive and Financial Officer originally concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act, and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure

     We have re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that re-evaluation, our Chief Executive and Financial Officer concluded that as of May 31, 2006, the design and operation of our disclosure controls and procedures were not effective as of May 31, 2006. This conclusion was based on identification of a weakness with regard to our ability to timely process and report information during the period. That weakness was exacerbated by disclosure requirements associated with our acquisitions of Saguaro LLC and the assets of Taresha LLC, which were reported as subsequent events.

     (b) Changes In Internal Controls Over Financial Reporting. No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

NITCHES, INC.
Registrant

December 20, 2006	By:	/s/ Steven P. Wyandt
Steven P. Wyandt
As Principal Financial Officer and on
behalf of the Registrant

EXHIBIT INDEX

Exhibit
Number	Exhibit
31.1	Certification required under Section 302

32.1	Certification required under Section 906