Form 10-Q
period 2006-11-30
NITCHES INC
filed 2007-01-22
CIK 772263

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2006

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

As of January 19, 2007 the Registrant had 5,253,507 shares of common stock outstanding.

ITEM 1. Financial Statements

NITCHES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	November 30,	August 31,
	2006	2006
	(Unaudited)
Current assets:
Cash and cash equivalents	$724,000	$228,000
Receivables:
Due from factor, net	22,987,000	10,057,000
Trade receivables, net	203,000	484,000
Due from affiliates and employees	27,000	18,000
Total receivables	23,217,000	10,559,000

Inventories, less allowances	7,410,000	12,424,000
Deferred income taxes, current	587,000	587,000
Other current assets	562,000	628,000
Total current assets	32,500,000	24,426,000

Property and equipment, net	126,000	164,000
Goodwill	5,344,000	2,620,000
Intangibles, net	3,791,000	3,543,000
Other assets	28,000	31,000
	$41,789,000	$30,784,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to factor	$20,237,000	$9,676,000
Accounts payable	5,139,000	9,349,000
Accrued expenses	993,000	1,163,000
Note payable	250,000	513,000
Income taxes payable	1,088,000	89,000
Total current liabilities	27,707,000	20,790,000

Long term liabilities:
Deferred income taxes, non-current	736,000	736,000

Shareholders' equity:
Series A preferred stock, $100 par value; 25,000,000 shares authorized,
8,820 shares issued and outstanding	882,000	882,000
Common stock, no par value; 50,000,000 shares authorized;
5,253,507 shares issued and outstanding (4,653,507 - August 31, 2006)	7,873,000	5,143,000
Additional paid-in capital	49,000	-
Retained earnings	4,542,000	3,233,000
Total shareholders' equity	13,346,000	9,258,000
	$41,789,000	$30,784,000

The accompanying notes are an integral part of these consolidated financial statements.

NITCHES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	November 30,
	2006	2005
Net sales	$35,421,000	$14,715,000
Cost of goods sold	26,845,000	10,382,000
Gross profit	8,576,000	4,333,000

Selling, general and administrative expenses	5,969,000	3,037,000
Income from operations	2,607,000	1,296,000

Interest expense	(300,000)	(90,000)
Other income	-	1,000
Loss from equity investment	-	(11,000)
Income before income taxes	2,307,000	1,196,000

Provision for income taxes	998,000	676,000
Net income	$1,309,000	$520,000

Earnings per weighted average share:
Basic	$0.27	$0.14
Diluted	$0.26	$0.14
Weighted average shares outstanding:
Basic	4,904,056	3,739,002
Diluted	4,976,808	3,739,002

The accompanying notes are an integral part of these consolidated financial statements.

NITCHES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended
	November 30,
	2006	2005
Preferred stock
Balance, beginning of period	$882,000	$-
Preferred stock issued	-	882,000
Balance, end of period	882,000	882,000

Common stock and paid-in capital
Balance, beginning of period	5,143,000	1,495,000
Common stock issued	2,730,000	918,000
Stock-based compensation expense	49,000	-
Balance, end of period	7,922,000	2,413,000

Retained earnings
Balance, beginning of period	3,233,000	2,765,000
Net income	1,309,000	520,000
Balance, end of period	4,542,000	3,285,000
Total stockholders' equity	$13,346,000	$6,580,000

The accompanying notes are an integral part of these consolidated financial statements.

NITCHES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	November 30,
	2006	2005
Net income	$1,309,000	$520,000
Cash flows from operating activities:
Depreciation and amortization	113,000	35,000
Non-cash stock option compensation expense	49,000	-
Loss from investment in unconsolidated subsidiary	-	11,000
(Increase) decrease in due from factor	(12,930,000)	(10,629,000)
(Increase) decrease in trade receivables	272,000	275,000
(Increase) decrease in inventories	5,014,000	3,613,000
Decrease in refundable income taxes	-	(30,000)
(Increase) decrease in other assets	69,000	(10,000)
Decrease in accounts payable and accrued expenses	(4,380,000)	(3,511,000)
Increase in income taxes payables	999,000	740,000
Net cash used by operating activities	(9,485,000)	(8,986,000)

Cash flows from investing activities:
Capital expenditures	(17,000)	(17,000)
Cash used in transaction	(300,000)
Cash acquired in transaction	-	124,000
Net cash provided (used) by investing activities	(317,000)	107,000

Cash flows from financing activities:
Advances from factor	10,561,000	9,109,000
Payment of loan payable	(263,000)	-
Net cash provided by financing activities	$10,298,000	$9,109,000

Net increase in cash and cash equivalents	496,000	230,000
Cash and cash equivalents at beginning of period	228,000	192,000
Cash and cash equivalents at end of period	$724,000	$422,000

Supplemental disclosures of cash flow information:
Interest paid during the period	$298,000	$90,000

Non-cash investing activity:
Acquisition of remaining outstanding shares of subsidiary
Common stock issued	$2,730,000	$918,000
Series A preferred stock issued	-	882,000
	$2,730,000	$1,800,000

The accompanying notes are an integral part of these consolidated financial statements.

NITCHES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1. Description of Business:

     Nitches, Inc. and subsidiaries (the "Company") is a wholesale importer and distributor of clothing and home décor products manufactured to our specifications and distributed in the United States under our brand labels and retailer-owned private labels. We distribute clothing primarily in three categories: women’s sleepwear and loungewear, women’s sportswear and outerwear, and men’s casual wear. We market sleepwear and loungewear under the following brands: Princesse tam tam®, Derek Rose®, Crabtree & Evelyn®, Disney Couture®, The Anne Lewin® Collection, The Bill Blass® Lifestyle Collection, The Claire Murray® Collection and Gossard®. We market women’s sportswear and outerwear under the following brands: Adobe Rose®, Country Tease®, Saguaro® and Southwest Canyon®. We market men’s casual lifestyle clothing and performance apparel under the following brands: Nat Nast®, Newport Blue®, Dockers®, The Skins Game®, and ZOIC®. We distribute home décor products under the following brands: Bill Blass®, Michael Coffindaffer® and Newport Blue®. We sell our branded products to better department stores, specialty boutiques, moderate department stores, and national and regional discount department stores and chains. We also develop and manufacture private label products for many leading retailers and catalogs.

2. Condensed Financial Statements:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended August 31, 2006. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included in the interim period. Operating results for the three months ended November 30, 2006 are not necessarily indicative of the results that may be expected for the year ending August 31, 2007.

3. Earnings Per Share:

     Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from outstanding options. Additionally, the exercise of employee stock options can result in a greater dilutive effect on earnings per share.

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except net income and per share amounts):

	Three Months Ended
	November 30,
	2006	2005
Numerator:
Net income	$1,309,000	$520,000
Denominator:
Weighted average shares outstanding	4,904,056	3,739,002
Effect of dilutive options	72,752	-
Denominator for diluted earnings per share	4,976,808	3,739,002
Basic earnings per share	$0.27	$0.14
Diluted earnings per share	$0.26	$0.14

NITCHES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statement (continued)

4. Inventories:

	November 30,	August 31,
	2006	2006
Fabric and trim	$566,000	$222,000
Work in progress	615,000	2,939,000
Finished goods	6,764,000	9,651,000
Markdown allowances	(535,000)	(388,000)
	$7,410,000	$12,424,000

5. Trade accounts receivable:

     Pursuant to the terms of an agreement between Nitches and a factor, Nitches sells a majority of its trade accounts receivable to the factor on a pre-approved, non-recourse basis. The price at which the accounts are sold is the invoice amount reduced by the factor commission (.3% of the invoice amount) and all selling discounts. For accounts sold to the factor without recourse, the factor is responsible for collection, assumes all credit risk, and obtains all of the rights and remedies against the company’s customers. For such accounts, payment is due from the factor upon the earlier of the payment of the receivable to the factor by the customer, or the maturity of the receivable (generally 180 days from the date of shipment to the customer). As of November 30, 2006, non-recourse receivables totaled $23.2 million.

     Trade accounts receivable not sold to the factor remain in the custody and control of the Company and the Company maintains all credit risk on those accounts as well as accounts which are sold to the factor with recourse. The combined credit risk for non-factored and recourse receivables as of November 30, 2006, totaled $939,000 of which $247,000 had been collected by December 31, 2006.

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

     The status of the Company’s trade accounts receivable and letters of credit are as follows:

	November 30,	August 31,
	2006	2006
Receivables assigned to factor:
Non-recourse	$23,171,000	$10,472,000
Recourse	677,000	168,000
Allowance for customer credits and doubtful accounts	(861,000)	(583,000)
Due from factor, net	$22,987,000	$10,057,000

Non-factored accounts receivable	$262,000	$544,000
Allowance for customer credits and doubtful accounts	(59,000)	(60,000)
Trade receivables, less allowances	$203,000	$484,000

Due to factor	$20,237,000	$9,676,000

Contingent liabilities for irrevocable letters of credit	$2,610,000	$6,086,000

NITCHES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statement (continued)

6. Dividends:

     The Company did not pay any dividends during the current period or the prior fiscal year.

7. Significant Customers:

     Sales to four separate customers accounted for 18.7%, 15.6%, 13.0% and 12.1%, respectively, of the Company’s net sales in the three months ended November 30, 2006. Sales to three separate customers accounted for 19.1%, 18.3% and 17.9% of the Company’s net sales in the three months ended November 30, 2005.

     Four customers accounted for 27.8%, 18.1%, 12.7% and 10.5% respectively of the Company’s trade receivable balance as of November 30, 2006. Three customers accounted for 20.9%, 16.6% and 15.9% of the Company’s trade receivable balance as of November 30, 2005.

8. Acquisition of Saguaro LLC:

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

9. Stock-Based Compensation

Adoption of SFAS 123R

     Effective September 1, 2006, we adopted SFAS No. 123R (revised 2004), Share-Based Payment, (SFAS 123R) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

     We adopted SFAS 123R in conjunction with our issuance of stock options under the Nitches 2006 Equity Incentive Plan as approved by shareholders March 15, 2006. Our first issuance of stock options under the plan occurred on September 1, 2006.

     SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Condensed Consolidated Statements of Operations.

Compensation Costs

     Results of operations for the three months ended November 30, 2006 include stock-based compensation costs of approximately $49,000 comprised of employee stock option grants. The Company had no stock options outstanding in the prior period.

     All stock-based compensation costs have been recorded to our selling, general and administrative classification within our Condensed Consolidated Statements of Operations.

NITCHES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statement (continued)

Valuation of Stock Option Awards

     The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form option valuation model that uses the assumptions noted in the following table. All options granted have a maximum term of ten years. As permitted by SAB 107, we utilized the “shortcut approach” to estimate the options’ expected term of six years for the three months ended November 30, 2006, which represents the period of time that options granted are expected to be outstanding. The Company utilized this approach since the historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term. Expected volatilities are based on historical volatility of the stock and were 64.6% for the three months ended November 30, 2006. The risk-free rate for periods within the contractual life of the option is based on the U.S. 7 year Treasury yield in effect at the time of grant and was 4.68%. We have not declared or paid dividends for more than 2 years and have no plans to do so in the foreseeable future.

     The following assumptions were utilized for the calculations during the period:

Three months ended
November 30, 2006
Expected life (in years)	6.0
Expected volatility	64.6%
Risk-free interest rate	4.7%

Stock Option and Warrant Activity

     Awards under the 2006 Equity Incentive Plan may be granted to any of our employees, directors or consultants or those of our affiliates. Awards may consist of stock options (both incentive stock options and non-statutory stock options), stock awards, stock appreciation rights and cash awards. As of November 30, 2006, options to purchase 305,000 shares of common stock have been granted under this plan to employees and all remain outstanding. We granted options to purchase 305,000 shares of common stock under this plan for the first three months of 2006 at an exercise price of $4.15 per share, which was the fair market value on the grant date.

Summary of Stock Options

     A summary of options under our share-based compensation plan as of November 30, 2006, and the activity during the three months then ended, are as follows:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual
		Average	Term (in	Aggregate
	Shares	Exercise Price	Years)	Intrinsic Value
Options outstanding at August 31, 2006	0	$0.00
Options granted	305,000	$4.15
Options exercised	0	$0.00
Options forfeited	0	$0.00
Options outstanding at November 30, 2006	305,000	$4.15	9.75	$49,000
Options vested and exercisable at November 30, 2006	76,250	$4.15	9.75	$49,000

NITCHES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statement (continued)

10. Goodwill and Intangible Assets:

     Goodwill and Other Intangible Assets consisted of the following at November 30, 2006 and August 31, 2006:

	November 30,	August 31,
	2006	2006
Good will	$5,344,000	$2,620,000

Intangibles not subject to amortization	1,208,000	902,000
Intangibles subject to amortization	2,791,000	2,791,000
Accumulated amortization	(208,000)	(150,000)
	$3,791,000	$3,543,000

     Goodwill represents the excess purchase price over the fair value of the net assets acquired with Designer Intimates, Inc. and is not subject to amortization. Intangibles not subject to amortization comprise assets purchased in the acquisitions of Designer Intimates, Inc. and Saguaro LLC, including trademarks, that do not have a finite life. In accordance with SFAS 142, these assets will be tested for impairment on an annual basis and between annual tests in certain instances (see Valuation of Goodwill, Long-lived Assets and Intangible Assets). Intangibles subject to amortization includes the sleepwear license for Crabtree & Evelyn, the customer lists of Designer Intimates and the home décor license for Bill Blass. The estimated amortization expense for each of the ensuing years through August 31, 2011 is $176,000, $234,000, $234,000, $234,000 and $134,000 respectively. In accordance with SFAS 142 intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable.

11. New Accounting Pronouncements:

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

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The provisions of SFAS 158 are effective as of the end of the fiscal year ending August 31, 2007. The Company does not currently believe that adoption will have a material impact on the Company’s results of operations, cash flows, or financial position.

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

     Allowances for Sales Returns, Doubtful Accounts and Other. Sales are recorded net of estimated future returns, uncollectible accounts receivable and other customer related allowances. Management analyzes historical returns and bad debt expense, current economic trends, changes in customer demand and sell-through of our products when evaluating the adequacy of these allowances. In addition, the Company may provide warehousing credits and other allowances to certain customers in accordance with industry practice. These reserves are determined based on historical experience, budgeted customer allowances and existing commitments to customers. Although management believes it has established adequate reserves with respect to these items, actual activity could vary from management's estimates and such variances could have a material impact on reported results. At November 30, 2006, trade accounts receivable balance was $23.2 million, net of allowances of $921,000, as compared to the balance of $10.5 million, net of allowances of $643,000, at August 31, 2006. At November 30, 2005, the trade accounts receivable balance was $14.5 million, net of allowances of $624,000.

     Inventory. The Company marks down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about age of the inventory, future demand and market conditions. This process provides for a new basis for the inventory until it is sold. If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required. The Company’s inventory balance was $7.4 million, net of inventory markdowns of $535,000, at November 30, 2006, as compared to an inventory balance of $12.4 million, net of inventory markdowns of $388,000, at August 31, 2006. At November 30, 2005, the inventory balance was $4.8 million, net of inventory markdowns of $276,000.

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

     Contingencies and Litigation. Management evaluates contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies”, and records accruals when the outcome of these matters is deemed probable and the liability could be reasonably estimated.

Results of Operations

Three Months Ended November 30, 2006 Compared to the Three Months Ended November 30, 2005

     Net sales for the three months ended November 30, 2006, increased $20.7 million as compared to the three months ended November 30, 2005. This increase was attributable primarily to increased sales for the Company’s sleepwear and women’s private label apparel, as well as the addition of home décor revenues.

     Cost of sales as a percent of net sales increased 5.2%, generating a lower gross profit margin of 24.2% for the three months ended November 30, 2006 as compared to 29.4% for the year earlier period. The decrease in gross margin came as the result of increased private label sales and a high volume sale of branded product to a national retailer, both at a lower average gross margin. The Company’s product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margin is likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

     Selling, general and administrative expenses for the first quarter of fiscal 2006 increased $2.9 million as compared to a year ago, due primarily to the consolidation of selling, general and administrative costs for Designer Intimates and additional expenses related to the increased sales reported for the period. Expenses included $2.6 million of selling and merchandising expenses and $631,000 of shipping and warehousing expenses. This compares with $1.8 million of selling and merchandising expenses and $414,000 of shipping and warehousing expenses incurred during the quarter ended November 30, 2005. Expenses as a percent of net sales decreased to 16.9% from 20.6% in the prior period, due to the inclusion of higher sales from Designer Intimates and Home Décor at a correspondingly lower selling, general and administrative expense rate, as well as increased sales across the Company’s product lines.

     Interest expense increased to $300,000 in the current quarter as compared to $90,000 for the three months ended November 30, 2005. This increase was due to higher interest rates charged on increased advances under the Company’s factoring agreement.

     The Company’s income tax provision for the three months ended November 30, 2006 reflects a $998,000 tax expense accrued at an average 43.3% tax rate on income before the purchase accounting effect of a non-taxable increase in cost of goods to reflect the write up of Home Décor inventory of to fair market value, which reduced pretax income. The Company recognized a tax expense of $676,000 for the three months ended November 30, 2005. The Company utilized an estimated tax rate of 42% on income before the purchase accounting effect of a non-taxable increase in cost of goods to reflect the write up of the inventory of Designer Intimates to fair market value, which reduced pretax income.

Acquisition of Saguaro LLC

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

Liquidity and Capital Resources

     For the quarter ended November 30, 2006 cash used by operating activities was approximately $9,485,000 whereas for the prior quarter ended November 30, 2005 cash used by operating activities was approximately $8,986,000. For the period ended November 30, 2006, the increase in cash used by operating activities was due primarily to an increase in accounts receivable as a result of higher sales in the current period and a decrease in accounts payable, offset partially by a decrease in inventories. Similarly for the quarter ended November 30, 2005, cash used by operating activities was due primarily to an increase in accounts receivable as a result of higher sales in the current period and a decrease in accounts payable, offset partially by a decrease in inventories.

     For the quarter ended November 30, 2006, net cash used by investing activities of $317,000 included cash used in the Saguaro acquisition. For the quarter ended November 30, 2005, net cash provided by investing activities of $107,000 derived from the acquisition of cash balances of Designer Intimates, offset partially by capital expenditures on equipment and leasehold improvements.

     Cash provided by financing activities of $10,298,000 for the quarter ended November 30, 2006 included advances from the factor offset slightly by partial repayment of a note payable. Cash provided by financing activities in the prior period of $9,109,000 also consisted of advances from the factor.

     Working capital increased to $4.8 million at November 30, 2006 from $3.6 million at August 31, 2006 primarily due to the net income in the quarter. The increase in working capital coincides with increased accounts receivable and payable in conjunction with the increased revenue reported for the period. The current ratio remained constant at 1.2:1 at November 30, 2006 as compared to August 31, 2006.

     The Company sells substantially all of its trade receivables to a factor (CIT) on a pre-approved, non-recourse basis. The Company attempts to make any recourse shipments on a COD basis or ensure that the customers' payments are backed by a commercial or standby letter of credit issued by the customers’ bank. The amount of the Company's receivables that were recourse and were not made on a COD basis or supported by commercial or standby letters of credit at November 30, 2006 was approximately $939,000 of which approximately $247,000 had been collected through December 31, 2006.

     Payment for non-recourse factored receivables is made at the time customers make payment to CIT or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date. Under the factoring agreement, the Company can request advances in anticipation of customer collections at the prime rate (currently 8.25%) less one and one-half percent (1.5%). The amount of advances available to the Company is limited to eighty-five percent (85%) of non-recourse factored receivables.

     The Company may issue import letters of credit through CIT for the purchase of inventory in the normal course of its operations. Letters of credit are subjected to a limit of $6 million. At November 30, 2006, the Company had outstanding letters of credit of approximately $2.6 million for the purchase of finished goods, which had been opened through CIT.

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

Contractual Obligations and Commercial Commitments

	Payments due / Commitments expiring per period
	Total Amounts	Less than				Over
	Committed	1 year	1-3 years	4-5 years		5 years
Operating leases	$6,315,000	$945,000	$1,311,000	$1,082,000		$2,977,000
Employment agreement	693,000	120,000	320,000	253,000
Letters of credit	2,610,000	2,610,000	-	-		-
Note payable	250,000	250,000
Guarantees	3,000,000	-	-	3,000,000	*	-
Total obligations & commitments	$12,868,000	$3,925,000	$1,631,000	$4,335,000		$2,977,000

* Due on demand

Inventory

     The Company's inventory decreased 40% to $7.4 million at November 30, 2006, from $12.4 million at August 31, 2006. Compared to inventories of $4.9 million at November 30, 2005, inventories ending the current period increased 51%, primarily because the Company is holding additional inventory to meet the increased backlog for the coming period, including home décor inventory. The Company believes that its current inventory mix and unit levels are appropriate to respond to anticipated market demand.

     In its ordinary course of operations, the Company generally makes some sales below its normal selling prices or below cost. Based on prior experience, management believes this will be true for some inventory held on or acquired after November 30, 2006. The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

     The Company has established an inventory markdown reserve as of November 30, 2006, which management believes will be sufficient for current inventory that is expected to sell below cost in the future. There can be no assurance that the Company will realize its expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of November 30, 2006 for which customer sales orders have not yet been received. The inventory markdown reserve is calculated based on specific identification of aged goods and styles that are slow-moving or selling off-price.

Backlog

     As of November 30, 2006, the Company had on-hand unfilled customer orders of $35.1 million as compared to $23.4 million at November 30, 2005, with such orders generally scheduled for delivery by May 2007 and 2006, respectively. The increase in backlog is due primarily to an increase in sleepwear orders and the inclusion of home décor orders.

     Backlog amounts include both confirmed and unconfirmed orders that the Company believes, based on industry practice and past experience, will be confirmed. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at November 30, 2006. Because of the Company’s reliance upon a few major accounts, any deteriorating financial performance by one or more of these customers could lead to the cancellation of existing orders and/or an inability to secure future orders, which would have a material adverse financial effect on the Company.

Impact of Exchange Rates

     While the Company purchases over 98% of its products from foreign manufacturers, all of its purchases are denominated in United States dollars. Because the Company's products are sold primarily in the United States, in dollar denominated transactions, the Company does not engage in hedging or other arbitrage to reduce currency risk. An increase in the value of the dollar versus foreign currencies could enhance the Company's purchasing power for new purchase orders and reduce its cost of goods sold. Conversely, a decrease in the value of the dollar relative to foreign currencies could result in an increase in the Company's cost of manufacturing for new purchase orders and costs of goods sold.

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

Future Operating Results

     Business conditions in the apparel sector continue to be characterized by limited consumer demand and persistent discounting of merchandise by retailers. The continuing conflict in Iraq, coupled with the propensity of consumers to seek “on sale” merchandise has sustained the use of significant discounting by most retailers to stimulate sales. In general, retailers have to sell more units in order to achieve sales equal to last year. The Company does not expect significant improvement in business conditions in the apparel sector for the upcoming fiscal year. Furthermore, the Company expects to incur significant expense related to internal controls documentation, testing and remediation requirements as mandated by Sarbanes-Oxley legislation with which the Company must be in compliance by August 31, 2008. In view of the market uncertainties and economic pressures facing the Company, management remains conservative in its approach to the upcoming fiscal year.

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

     We conducted an evaluation, under the supervision and with the participation of our Chief Executive and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive and Financial Officer concluded that as of November 30, 2006, the design and operation of our disclosure controls and procedures were not effective as of November 30, 2006. This conclusion was based on identification of a weakness with regard to our ability to timely process and report information during the period. That weakness was exacerbated by disclosure requirements associated with our acquisitions of Saguaro LLC and the assets of Taresha LLC.

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

NITCHES, INC.
Registrant

January 22, 2007	By:	/s/ Steven P. Wyandt
Steven P. Wyandt
As Principal Financial Officer and on
behalf of the Registrant

EXHIBIT INDEX

Exhibit
Number	Exhibit

31.1	Certification required under Section 302

32.1	Certification required under Section 906