Form 10-Q/A
period 2006-05-31
NITCHES INC
filed 2007-01-31
CIK 772263

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

EXPLANATORY NOTE

     We filed our Quarterly Report on Form 10-Q for the period ended May 31, 2006 (the “Original Filing”) with the Securities and Exchange Commission on July 21, 2006. In that Original Filing we stated under Part I, Item 4 that, in the opinion of our chief executive and financial officer, our disclosure controls and procedures were effective to ensure that material information related to our company was recorded, processed and reported within the time periods specified by the Securities and Exchange Commission (the “SEC”).

     On December 20, 2006, we filed Amendment No. 1 to our 10-Q for the period ended May, 31, 2006 (the “First Amendment”) to revise our chief executive and financial officer’s opinion concerning the effectiveness of our disclosure controls and procedures.  We noted that in light of the fact that we had extended the filing date for each of our Quarterly Reports on Form 10-Q during our fiscal year ended August 31, 2006, and had filed for an extension of time in which to file our Annual Report on Form 10-K for that fiscal year, our chief executive and financial officer determined that we had a deficiency in our disclosure controls and procedures as of May 31, 2006. In addition, our Original Filing omitted to include the disclosure of changes in our internal controls over financial reporting during the period which was included in our First Amendment.

     We are filing this Amendment No. 2 on Form 10-Q/A to provide additional detail concerning the nature of the deficiency in our disclosure controls that existed as of May 31, 2006 and our efforts to remediate that deficiency, and to revise our disclosure concerning the inherent limitations of disclosure controls and procedures.

     This Amendment No. 2 on Form 10-Q/A amends and restates “Item 4. Controls and Procedures,” of our Original Filing, solely as a result of, and to reflect, the impact of the items discussed in this Explanatory Note.  While we have presented our complete financial statements with this Amendment No. 2 on Form 10-Q/A, those financial statements remain unchanged from the Original Filing.

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

ITEM 4.  Controls and Procedures

      (a) Disclosure Controls and Procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive and financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

     Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. The design of any system of controls is based in part upon a cost-benefit analysis and certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. While our management does not believe that our controls will prevent all errors or all instances of fraud, our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.

     As required by Securities and Exchange Commission Rule 13a-15(b), we conducted an evaluation, under the supervision and with the participation of our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive and financial officer originally concluded that, as of the end of such period, our disclosure controls and procedures were effective at that reasonable assurance level.

     We have re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that re-evaluation, our chief executive and financial officer concluded that certain control deficiencies, as described below, existed in our internal control over financial reporting as of May 31, 2006. As a result of these deficiencies, our chief executive and financial officer has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of May 31, 2006.

     Notwithstanding the deficiencies described below, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

     Following our acquisition of Designer Intimates in October 2005, we integrated the accounting and financial operations and personnel from that company into our operations. We filed for an extension of time to complete the preparation of our Annual Report on Form 10-K for the year ended August 31, 2005, in part to reflect the results of that transaction. Thereafter we filed for an extension of time to complete the preparation of our Quarterly Reports on Form 10-Q for the periods ended November 30, 2005 and February 28, 2006. Subsequently, in June 2006 we entered into transactions for the purchase of the Home Décor business and the Saguaro brand. We then filed for an extension of time to file our Quarterly Report on Form 10-Q for the period ended May 31, 2006.

     Inefficient allocation of staffing in our financial reporting functions. Following our acquisition of Designer Intimates, we anticipated an increase in the volume of financials transactions that we would process as a result of that transaction. During the period ended May 31, 2006, our chief execuive officer determined that the allocation of responsibilities and reporting structures within our accounting staff was inefficient. This inefficiency results in information dependency on a few key accounting personnel. As a result of these inefficiencies we were unable to timely complete our closing procedures for this Quarterly Report on Form 10-Q.

     Our recent acquisitions will raise additional accounting treatment and disclosure issues, and our accounting staff does not have significant recent experience addressing the issues related to acquisitions. Our acquisitions of Home Décor and Saguaro will raise additional accounting issues and disclosure obligations. Those transactions, along with our recent acquisition of Designer Intimates will be the first acquisition transactions that we had completed in some time. In connection with those acquisitions, we will be required to conduct additional financial procedures, including valuation analysis and goodwill impairment testing. Our accounting staff has limited experience in completing these increasingly complex procedures.

     We took some steps during the period following May 31, 2006 to remedy these deficiencies.

  We reassigned certain accounting duties and reporting responsibilities among our accounting staff.

  We retained a new accounts receivable manager.

  We worked with consultants to identify additional accounting issues that may arise in connection with our recent acquisitions.

  We procured education for some of our accounting staff in anticipation of the increasingly complex financial transaction reporting obligations.

     The deficiency related to our staffing was not remedied as of May 31, 2006. We are continuing to reorganize our accounting functions and processes. We expect that this remediation may take one or two quarters to complete.

     (b) Changes In Internal Controls Over Financial Reporting. Except as set forth above, no changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.  Exhibits

31.1     Certification required under Section 302

32.1     Certification required under Section 906

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

NITCHES, INC.
Registrant

January 31, 2007	By:	/s/ Steven P. Wyandt
Steven P. Wyandt
As Principal Financial Officer and on
behalf of the Registrant

EXHIBIT INDEX

Exhibit
Number	Exhibit
31.1	Certification required under Section 302

32.1	Certification required under Section 906