Form 10-K/A
period 2006-08-31
NITCHES INC
filed 2007-01-31
CIK 772263

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

     We filed our Annual Report on Form 10-K for the year ended August 31, 2006 (the "Original Filing") with the Securities and Exchange Commission on December 14, 2006. In that Original Filing we stated under Part II, Item 9A that, in the opinion of our chief executive and financial officer, our disclosure controls and procedures contained a deficiency that impeded our ability to timely process and report information. We also discussed certain limitations concerning the efficacy of any disclosure controls and procedures. We are filing this Amendment No. 1 on Form 10-K/A to provide additional detail concerning the nature of that deficiency and our efforts to remediate that deficiency, and to revise our disclosure concerning the inherent limitations of disclosure controls and procedures.

     This Amendment No. 1 on Form 10-K/A amends and restates “Item 9A. Controls and Procedures,” of our Original Filing, solely as a result of, and to reflect, the impact of the items discussed in this Explanatory Note. While we have presented our complete financial statements with this Amendment No. 1 on Form 10-k/A, those financial statements remain unchanged from the Original Filing.

     Pursuant to the rules of the Securities and Exchange Commission, we have included currently-dated certifications from our Chief Executive and Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except as otherwise specifically noted, all information contained herein is as of August 31, 2006 and does not reflect events or changes that have occurred subsequent to that date.

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

     As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2006, the end of the period covered by this report. Based on that evaluation, our chief executive and financial officer concluded that certain control deficiencies, as described below existed in our internal control over financial reporting as of August 31, 2006. As a result of these deficiencies our chief executive and financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of August 31, 2006.

     Notwithstanding the deficiency described below, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

     Following our acquisition of Designer Intimates in October 2005, we integrated the accounting and financial operations and personnel from that company into our operations. We filed for an extension of time to complete the preparation of our Annual Report on Form 10-K for the year ended August 31, 2005, in part to reflect the results of that transaction. Thereafter we filed for an extension of time to complete the preparation of our Quarterly Reports on Form 10-Q for the periods ended November 30, 2005 and February 28, 2006. Subsequently, in June 2006 we entered into transactions for the purchase of the Home Décor business and the Saguaro brand. We then filed for an extension of time to file our Quarterly Report on Form 10-Q for the period ended May 31, 2006 and our Annual Report on Form 10-K for the year ended August 31, 2006.

     Our accounting stall did not have significant recent experience in the closing procedures and  the disclosure issues related to our recent acquisitions. During the year ended August 31, 2006 we completed the acquisition of Designer Intimates and the Home Décor business of Taresha, LLC.  Those were the first acquisition transactions that we had completed in some time. In connection with those acquisitions, we were required to conduct additional financial procedures, including valuation analysis and goodwill impairment testing.  Those additional procedures and the unique accounting issues raised by those transactions, impacted our ability to timely process and report information.

     At August 31, 2006 we had not integrated the Home Décor product line into our accounting systems. In connection with the acquisition of the Home Décor business from Taresha LLC we were compelled to integrate their financial results of operations. However, we did not acquire Taresha’s accounting systems or any additional accounting personnel in connection with that acquisition. As a result we were compelled to coordinate with Taresha LLC and its financial consultants to procure the appropriate information. While we did secure the information, our lack of control over the processes and delays in coordination impacted our ability to timely process and report information.

     Responsibility for closing procedures was too highly concentrated on our executive officers. We closed our acquisition of the Saguaro brand from Impex, Inc. after the year ended August 31, 2006, and were required to disclose the terms of the transaction as a subsequent event. Our executive officers that are responsible for conducting the majority of the closing procedures in connection with the preparation of our financials reports were engaged in negotiating an amendment to and subsequently the closing of the Impex, Inc. transaction. The time commitment required to complete that transaction impacted their ability to timely complete their closing procedures for this Annual Report on Form 10-K.

     We took some steps during the period following August 31, 2006 to remedy these deficiencies.

  We increased our use of experienced outside consultants to perform certain processes, including valuation analysis, goodwill impairment and tax related issues.

  We procured training and education for some of our accounting managers in accounting issues that became relevant as a result of recent changes in our business including our recent acquisitions.

  We began the integration of the Home Décor product line into our internal accounting systems.

  We reallocated a portion of our closing procedures away from our executive officers and  to accounting managers to reduce our dependence on scarce management resources to complete closing procedures.

     The deficiency related to our staffing was not remedied as of August 31, 2006. We are continuing to reorganize our accounting functions and processes. We expect that this remediation may take an additional quarter to complete.

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

Date: January 31, 2007

NITCHES, INC.

By:	/s/ Steven P. Wyandt
Steven P. Wyandt, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Chief Executive Officer
(Principal Executive Officer), Chief
Financial Officer (Principal Financial
/s/	Steven P. Wyandt	Officer) and Director	January 31, 2007
Steven P. Wyandt

President, Chief Operating Officer
(Principal Operating Officer), and
/s/	Paul M. Wyandt	Director	January 31, 2007
Paul M. Wyandt

/s/	Eugene B. Price II	Director	January 31, 2007
Eugene B. Price II

/s/	Michael Sholtis	Director	January 31, 2007
Michael Sholtis

/s/	T. Jefferson Straub	Director	January 31, 2007
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