Form 10-Q/A
period 2006-11-30
NITCHES INC
filed 2007-01-31
CIK 772263

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

EXPLANATORY NOTE

     We filed our Quarterly Report on Form 10-Q for the period ended November 30, 2006 (the "Original Filing") with the Securities and Exchange Commission on January 22, 2007. In that Original Filing we stated under Part I, Item 4 that, in the opinion of our chief executive and financial officer, our disclosure controls and procedures contained a deficiency that impeded our ability to timely process and report information. We also discussed certain limitations inherent in any system of disclosure controls and procedures. We are filing this Amendment No. 1 on Form 10-Q/A to provide additional detail concerning the nature of that deficiency and our efforts to remediate that deficiency, and to revise our disclosure concerning the inherent limitations of disclosure controls and procedures.

     This Amendment No. 1 on Form 10-Q/A amends and restates “Item 4. Controls and Procedures,” of our Original Filing, solely as a result of, and to reflect, the impact of the items discussed in this Explanatory Note. While we have presented our complete financial statements with this Amendment No. 1 on Form 10-Q/A, those financial statements remain unchanged from the Original Filing.

     Pursuant to the rules of the Securities and Exchange Commission, we have included currently-dated certifications from our chief executive and financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except as otherwise specifically noted, all information contained herein is as of November 30, 2006 and does not reflect events or changes that have occurred subsequent to that date.

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

     As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2006, the end of the period covered by this report. Based on that evaluation, our chief executive and financial officer concluded that certain control deficiencies, as described below, existed in our internal control over financial reporting as of November 30, 2006. As a result of these deficiencies, our chief executive and financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of November 30, 2006.

     Notwithstanding the deficiency described below, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Deficiency in Internal Control over Financial Reporting

     Following our acquisition of Designer Intimates in October 2005, we integrated the accounting and financial operations and personnel from that company into our operations. We filed for an extension of time to complete the preparation of our Annual Report on Form 10-K for the year ended August 31, 2005, in part to reflect the results of that transaction. Thereafter we filed for an extension of time to complete the preparation of our Quarterly Reports on Form 10-Q for the periods ended November 30, 2005 and February 28, 2006. Subsequently, in June 2006 we entered into transactions for the purchase of the Home Décor business and the Saguaro brand. We then filed for an extension of time to file our Quarterly Report on Form 10-Q for the period ended May 31, 2006 and our Annual Report on Form 10-K for the year ended August 31, 2006, and our Quarterly Report for the period ended November 30, 2006.

     Insufficient Staffing in Our Accounting and Financial Reporting Functions. As of November 30, 2006, we lacked a sufficient number of personnel possessing adequate knowledge, experience and training in the application of United States generally accepted accounting principles to support our financial accounting and reporting functions. At November 30, 2006 we had not yet completed our Annual Report on Form 10-K for the year ended August 31, 2006, we had closed the acquisition of Saguaro from Impex, Inc. and we had starting issuing equity compensation, in the fom of stock option grants. These factors strained our accounting resources. Management had focused for the prior two quarters on reallocation of responsibilities and streamlining reporting roles. During the quarter ended November 30, 2006, our chief executive officer and our president determined that our existing staffing levels were insufficient to support the increased volume of financial transactions as a result of our recent acquisitions. As a result of this deficiency, we have not been able to process and report information in a timely fashion.

     We have taken the following actions to remediate the deficiency related to the insufficient staffing in our accounting and financial reporting functions:

  We use experienced qualified consultants as needed to assist management in the accounting and financial reporting functions. As deemed necessary, we will continue to leverage the resources and expertise of financial consultants to help us timely meet our reporting obligations.

  We have retained an outside consultant to assist us in managing the accounting, valuation and reporting issues relating to our stock option plan.

  We are evaluating the retention of additional qualified accounting personnel to assist our controller and to provide additional experience with the increasingly complex financial issues we are now addressing on a regular basis.

     The deficiency identified as of November 30, 2006 was not remediated as of that date. We are looking to retain additional qualified accounting personnel. We expect that this deficiency will be fully remediated once those additional personnel are retained and have sufficient time in their positions.

     (b) Changes In Internal Controls Over Financial Reporting. Except as described above, no changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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