Form 10-Q
period 2007-02-28
NITCHES INC
filed 2007-04-12
CIK 772263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	February 28, 2007
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:	to

Commission File Number:	0-13851

NITCHES, INC.
(Exact name of registrant as specified in its charter)

California	95-2848021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10280 Camino Santa Fe, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

(858) 625-2633
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non- accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [ X ]
As of April 12, 2007 the registrant had 5,253,507 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NITCHES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28 , 2007	August 31, 2006
ASSETS	(Unaudited )
Current assets:
Cash and cash equivalents	$200,000	$228,000
Receivables:
Due from factor, net	10,072,000	10,057,000
Trade accounts, net	150,000	484,000
Due from affiliates and employees	22,000	18,000
Total receivables	10,244,000	10,559,000

Inventories, less allowances	10,639,000	12,424,000
Deferred income taxes, current	587,000	587,000
Other current assets	714,000	628,000
Total current assets	22,384,000	24,426,000

Property and equipment, net	76,000	164,000
Goodwill	5,344,000	2,620,000
Other intangibles subject to amortization, net	3,733,000	3,543,000
Other assets	28,000	31,000
	$31,565,000	$30,784,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to factor	$10,345,000	$9,676,000
Accounts payable	6,009,000	9,349,000
Accrued expenses	954,000	1,163,000
Note payable	-	513,000
Income taxes payable	708,000	89,000
Total current liabilities	18,016,000	20,790,000

Long term liabilities:
Deferred income taxes, non-current	644,000	736,000

Shareholders' equity:
Series A preferred stock, $100 par value; 25,000,000 shares authorized,
8,820 shares issued and outstanding	882,000	882,000
Common stock, no par value; 50,000,000 shares authorized;
5,253,507 shares issued and outstanding (4,653,507 - August 31, 2006)	7,873,000	5,143,000
Additonal Paid-in-Capital	119,000
Retained earnings	4,031,000	3,233,000
Total shareholders' equity	12,905,000	9,258,000
	$31,565,000	$30,784,000

The accompanying notes are an integral part of these financial statements.

NITCHES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Net sales	$14,274,000	$12,314,000	$49,695,000	$27,029,000
Cost of goods sold	10,506,000	8,755,000	37,351,000	19,137,000
Gross profit	3,768,000	3,559,000	12,344,000	7,892,000
Selling, general and administrative expenses	4,502,000	3,250,000	10,471,000	6,287,000
Income (loss) from operations	(734,000)	309,000	1,873,000	1,605,000
Interest expense	(247,000)	(133,000)	(547,000)	(223,000)
Other income	-	-	-	1,000
Loss from equity investment	-	-	-	(11,000)
Income (loss) before income taxes	(981,000)	176,000	1,326,000	1,372,000
Provision (benefit) for income taxes	(470,000)	131,000	528,000	807,000
Net income (loss)	$(511,000)	$45,000	$798,000	$565,000
Earnings (loss) per weighted average share
Basic	$(0.10)	$0.01	$0.16	$0.15
Diluted	$(0.10)	$0.01	$0.15	$0.15
Weighted average common shares outstanding
Basic	5,253,507	4,053,507	5,077,816	3,895,385
Diluted	5,391,230	4,053,507	5,200,724	3,895,385

The accompanying notes are an integral part of these financial statements.

NITCHES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended
	February 28,
	2007	2006
Preferred stock
Balance, beginning of period	$882,000	$-
Preferred stock issued	-	882,000
Balance, end of period	882,000	882,000

Common stock and paid-in capital
Balance, beginning of period	5,143,000	1,495,000
Common stock issued	2,730,000	918,000
Stock-based compensation expense	119,000	-
Balance, end of period	7,992,000	2,413,000

Retained earnings
Balance, beginning of period	3,233,000	2,765,000
Net income	798,000	565,000
Balance, end of period	4,031,000	3,330,000

Total stockholders' equity	$12,905,000	$6,625,000

The accompanying notes are an integral part of these financial statements.

NITCHES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	February 28,
	2007	2006
Net income	$798,000	$565,000
Cash flows from operating activities:
Depreciation and amortization	225,000	120,000
Non-cash stock option compensation expense	119,000	-
Loss from investment in unconsolidated subsidiary	-	11,000
(Increase) decrease in receivables	315,000	(2,346,000)
Decrease in refundable income taxes	-	36,000
Decrease in inventories	1,785,000	369,000
Increase in other assets	(83,000)	(11,000)
Decrease in accounts payable and accrued expenses	(3,549,000)	(2,077,000)
Increase in income taxes payables	619,000	627,000
Decrease in deferred income taxes, non-current	(92,000)	-
Net cash provided (used) by operating activities	$137,000	$(2,706,000)

Cash flows from investing activities:
Acquisition cost of transaction	-	(95,000)
Capital expenditures	(21,000)	(25,000)
Cash (used) acquired in transaction	(300,000)	127,000
Net cash provided (used) by investing activities	$(321,000)	$7,000

Cash flows provided by financing activities:
Advances from factor	$669,000	$2,890,000
Payment of loan payable	$(513,000)	$-
Net cash provided by financing activities	$156,000	$2,890,000

Net increase (decrease) in cash and cash equivalents	(28,000)	191,000

Cash and cash equivalents at beginning of period	228,000	192,000
Cash and cash equivalents at end of period	$200,000	$383,000

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$546,000	$223,000
Income taxes	-	180,000

Non-cash investing activity:
Acquisition of subsidiaries
Common stock issued	$2,730,000	$918,000
Series A preferred stock issued	-	882,000
	$2,730,000	$1,800,000

The accompanying notes are an integral part of these financial statements.

NITCHES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1. Description of Business:

     Nitches, Inc. and subsidiaries ("we," "our," "us," or the "Company") is a wholesale importer and distributor of clothing and home décor products manufactured to our specifications and distributed in the United States under our brand labels and retailer-owned private labels. We distribute clothing primarily in three categories: women’s sleepwear and loungewear, women’s sportswear and outerwear, and men’s casual wear and performance apparel. We market sleepwear and loungewear under the following brands: Princesse tam tam®, Derek Rose®, Crabtree & Evelyn®, Disney Couture®, The Anne Lewin® Collection, The Bill Blass® Lifestyle Collection, The Claire Murray® Collection and Gossard®. We market women’s sportswear and outerwear under the following brands: Adobe Rose®, Country Tease®, Saguaro® and Southwest Canyon®. We market men’s casual wear and performance apparel under the following brands: Nat Nast®, Newport Blue®, Dockers®, The Skins Game®, and ZOIC®. We distribute home décor products under the Bill Blass® and Newport Blue® brands. We sell our branded products to better department stores, specialty boutiques, moderate department stores, and national and regional discount department stores and chains. We also develop and manufacture private label products for many leading retailers and catalogs.

2. Condensed Financial Statements:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC") for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended August 31, 2006. In the opinion of our management, all adjustments considered necessary for a fair presentation have been included in the interim period. Operating results for the six months ended February 28, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2007 or any future period.

3. Earnings Per share:

     We calculate earnings per share in accordance with SFAS No. 128 "Earnings per Share". Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares issuable upon the exercise of outstanding stock options, warrants or other convertible instruments. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from outstanding options. Additionally, the exercise of employee stock options can result in a greater dilutive effect on earnings per share.

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except net income and per share amounts):

	Three Months Ended			Six Months Ended
	February 28,			February 28,
	2007		2006	2007	2006
Numerator:
Net income	$(511,000)		$45,000	$798,000	$565,000

Denominator:
Weighted average shares outstanding	5,253,507		4,053,507	5,077,816	3,895,385
Dilutive effect of options	137,723		-	122,908	-
Denominator for diluted earnings per share	5,391,230		4,053,507	5,200,724	3,895,385

Basic earnings (loss) per share	$(0.10)		$0.01	$0.16	$0.15
Diluted earnings (loss) per share	$(0.10)	*	$0.01	$0.15	$0.15

* Diluted loss per share is not reported due to the anti-dilutive effect of options on the basic loss per share.

NITCHES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statement (continued)

4. Inventories:

	February 28,	August 31,
	2007	2006
Fabric and trim	$268,000	$222,000
Work in progress	985,000	2,939,000
Finished goods	9,773,000	9,651,000
Markdown allowances	(387,000)	(388,000)
	$10,639,000	$12,424,000

5. Trade accounts receivable:

     Pursuant to the terms of an agreement between us and a factor, and a separate agreement between our subsidiary Designer Intimates, Inc., and the factor, we sell a majority of our trade accounts receivable to the factor on a pre-approved, non-recourse basis. The price at which the accounts are sold is the invoice amount reduced by the factor commission (0.3% of the invoice amount) and all selling discounts. For accounts sold to the factor without recourse, the factor is responsible for collection, assumes all credit risk, and obtains all of the rights and remedies against our customers. For such accounts, payment is due from the factor upon the earlier of the payment of the receivable to the factor by the customer, or the maturity of the receivable (generally 180 days from the date of shipment to the customer). As of February 28, 2007, $10.3 million of our trade accounts receivable were non-recourse receivables due from the factor.

     Trade accounts receivable not sold to the factor remain in our custody and control and we maintain all credit risk on those accounts as well as accounts which are sold to the factor with recourse. The combined credit risk for non-factored and recourse receivables as of February 28, 2007, totaled $629,000, of which $162,000 had been collected by March 31, 2007.

     Under the terms of our agreement, we may request payment from the factor in advance of the collection date or maturity. Any such advance payments are assessed an interest charge through the collection date or maturity at the factor’s prime rate less 1.5% (one and one half percent) per annum. Our obligations with respect to advances from the factor are limited to the interest charges thereon. Advance payments are limited to a maximum of 85% (eighty-five percent) of eligible accounts receivable and 50% (fifty percent) of eligible finished goods inventory. The factoring agreement also provides for the issuance of irrevocable letters of credit for our purchase of inventory in the normal course of our business. Letters of credit are subject to a $12 million limit. All of our assets collateralize the advances and letters of credit. Our chairman, who also serves as our chief executive officer and chief financial officer, has also provided a personal guaranty in connection with our factoring arrangement.

     The status of our trade accounts receivable and letters of credit are as follows:

	February 28,	August 31,
	2007	2006
Receivables assigned to factor:
Non-recourse	$10,306,000	$10,472,000
Recourse	441,000	168,000
Allowance for customer credits and doubtful accounts	(675,000)	(583,000)
Due from factor, net	10,072,000	10,057,000

Non-factored accounts receivable	188,000	544,000
Allowance for customer credits and doubtful accounts	(38,000)	(60,000)
Trade accounts, net	$150,000	$484,000

Due to factor	$10,345,000	$9,676,000

Contingent liabilities for irrevocable letters of credit	$3,114,000	$6,086,000

NITCHES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statement (continued)

6. Dividends:

     We did not pay any cash dividends during the current period or the prior fiscal year. On January 20, 2006 we issued a 200% stock dividend to our shareholders of record as of January 3, 2006.

7. Significant Customers:

     For the six months ended February 28, 2007, sales to three separate customers accounted for 43.9% of our net sales. Sales to two separate customers accounted for 42.0% of our net sales for the six months ended February 28, 2006. Sales to two customers accounted for 47.5% of our net sales in the three months ended February 28, 2007. Two separate customers accounted for 22.5% of our net sales in the three months ended February 28, 2006.

     One customer accounted for 22.7% of our trade receivable balance as of February 28, 2007. Two customers accounted for 45.3% of our trade receivable balance as of February 28, 2006.

8. Acquisition of Saguaro LLC:

     On October 24, 2006, we completed our acquisition of the Saguaro® mark and related trademarks from Impex Inc., a leading manufacturer of branded and non-branded specialty, western and private-label women’s apparel. We paid consideration of $3,030,000 to Impex in the form of 600,000 shares of our common stock valued at $4.55 per share (based on the average closing price for our common stock for the ten trading days between June 7 and June 20, 2006, inclusive) and a $300,000 promissory note. The purchase price of $3,030,000 was allocated $306,000 to the Saguaro trademark and $2,724,000 to goodwill. Since January 2005, we had been manufacturing and distributing Saguaro® apparel products to specialty and catalog retailers under the terms of a strategic alliance with Impex. Under this alliance, we recorded the revenue from such sales and remitted royalties and design fees to Impex as part of our operating expenses. Royalty and design fees accrued and paid from September through December 2005 were approximately $183,000. Due to the closing of the Acquisition Agreement, Nitches is not required to pay such fees to Impex as of January 1, 2006. Accordingly, profit margins for Saguaro® products are expected to increase.

9. Stock-Based Compensation

Adoption of SFAS 123R

     Effective September 1, 2006, we adopted SFAS No. 123R (revised 2004), "Share-Based Payment", ("SFAS 123R") which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

     We adopted SFAS 123R in conjunction with our issuance of stock options under our 2006 Equity Incentive Plan as approved by our shareholders on March 15, 2006. Our first issuance of stock options under the plan occurred on September 1, 2006.

     SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Condensed Consolidated Statements of Operations.

Compensation Costs

     Results of operations for the six months ended February 28, 2007 include stock-based compensation costs of approximately $119,000 comprised of employee stock option grants. We had no stock options outstanding in the prior period.

NITCHES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statement (continued)

     All stock-based compensation costs have been recorded to our selling, general and administrative classification within our Condensed Consolidated Statements of Operations.

Valuation of Stock Option Awards

     We estimated the fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form option valuation model that uses the assumptions noted in the following table. All options granted have a maximum term of ten years. As permitted by SAB 107, for the six months ended February 28, 2007, we utilized the “shortcut approach” to estimate the options’ expected term of six years, which represents the period of time that options granted are expected to be outstanding. We utilized this approach because the historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term. Expected volatilities are based on historical volatility of the stock and were 64.6% for the three months ended November 30, 2006 and 65.5% for the three months ended February 28, 2007. The risk-free rate for periods within the contractual life of the option is based on the U.S. 7 year Treasury yield in effect at the time of grant and was 4.68% . We have not declared or paid dividends for more than 2 years and have no plans to do so in the foreseeable future.

     The following assumptions were utilized for the calculations during the period:

	Three months ended
	November 30,	February 28,
	2006	2007
Expected life (in years)	6	6
Expected volatility	64.60%	65.50%
Risk-free interest rate	4.68%	4.50%

Stock Option and Warrant Activity

     Awards under our 2006 Equity Incentive Plan may be granted to any of our employees, directors or consultants or those of our affiliates. Awards may consist of stock options (both incentive stock options and non-statutory stock options), stock awards, stock appreciation rights and cash awards. As of February 28, 2007, options to purchase 440,000 shares of common stock have been granted under this plan to employees and all remain outstanding. In the first six months of fiscal 2007, we granted options to purchase 440,000 shares of common stock under this plan at an average exercise price of $4.35 per share. All options were issued with an exercise price equal to the fair market value on the grant date.

Summary of Stock Options

     A summary of options under our share-based compensation plan as of February 28, 2007, and the activity during the six months then ended, are as follows:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual	Aggregate
		Average	Term	Intrinsic
	Shares	Exercise Price	(in Years)	Value
Options outstanding at August 31, 2006	-	-
Options granted	440,000	$4.35
Options exercised	-	-
Options forfeited	-	-
Options outstanding at February 28, 2007	440,000	$4.35	9.6	$119,000
Options vested and exercisable at February 28, 2007	110,000	$4.35	9.6	$119,000

NITCHES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statement (continued)

10. Goodwill and Intangible Assets:

     Goodwill and Other Intangible Assets consisted of the following at February 28, 2007 and August 31, 2006:

	February 28,	August 31,
	2007	2006
Good will	$5,344,000	$2,620,000

Intangibles not subject to amortization	1,208,000	902,000
Intangibles subject to amortization	2,791,000	2,791,000
Accumulated amortization	(266,000)	(150,000)
	$3,733,000	$3,543,000

     Goodwill represents the excess purchase price over the fair value of the net assets acquired in connection with our acquisition of Designer Intimates, Inc. and Saguaro LLC; these are not subject to amortization. Intangibles not subject to amortization are comprised of assets purchased in the acquisitions of Designer Intimates, Inc. and Saguaro LLC, including trademarks that do not have a finite life. In accordance with SFAS 142, these assets will be tested for impairment on an annual basis and between annual tests in certain instances (see Valuation of Goodwill, Long-lived Assets and Intangible Assets). Intangibles subject to amortization includes the sleepwear license for Crabtree & Evelyn, the customer lists of Designer Intimates and the home décor license for Bill Blass. The estimated amortization expense for each of the ensuing years through August 31, 2011 is $117,000, $234,000, $234,000, and $217,000 respectively. In accordance with SFAS 142 intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable.

11. New Accounting Pronouncements:

     The FASB did not issue any new Statements of Financial Accounting Standards during the current period that were applicable to us.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement under the Private Securities Litigation Reform Act of 1995

     Statements in this report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as oral statements that may be made us or by our officers, directors or employees acting on our behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from forecasted results. See "Forward Looking Information and Factors that May Affect Future Results," below.

Overview

     Nitches, Inc. and subsidiaries ("we," "our," "us," or the "Company") is a wholesale importer and distributor of clothing and home décor products manufactured to our specifications and distributed in the United States under our brand labels and retailer-owned private labels. We distribute clothing primarily in three categories: women’s sleepwear and loungewear, women’s sportswear and outerwear, and men’s casual wear and performance apparel. We market sleepwear and loungewear under the following brands: Princesse tam tam®, Derek Rose®, Crabtree & Evelyn®, Disney Couture®, The Anne Lewin® Collection, The Bill Blass® Lifestyle Collection, The Claire Murray® Collection and Gossard®. We market women’s sportswear and outerwear under the following brands: Adobe Rose®, Country Tease®, Saguaro® and Southwest Canyon®. We market men’s casual wear and performance apparel under the following brands: Nat Nast®, Newport Blue®, Dockers®, The Skins Game®, and ZOIC®. We distribute home décor products under the Bill Blass® and Newport Blue® brands. We sell our branded products to better department stores, specialty boutiques, moderate department stores, and national and regional discount department stores and chains. We also develop and manufacture private label products for many leading retailers and catalogs.

     Our results of operations for the quarterly period ended February 28, 2007 include the results of several recent acquisitions:

     As of October 24, 2005, we acquired Designer Intimates, Inc., a New York City based importer and distributor of both branded and private label women’s sleepwear, robes, loungewear, swimwear and intimate apparel; men’s sleepwear, robes, and loungewear; and infant’s and children’s sleepwear and robes. The aggregate purchase price for the acquisition was $1,800,000. We issued to the Sellers 180,000 restricted shares of our common stock at a value of $5.10 per share and 8,820 shares of series A preferred stock valued at $100.00 per share. With the Designer Intimates acquisition, we became a diversified supplier of women’s intimate apparel at multiple levels of retail distribution. The purchase added significant revenues, further strengthened our product mix, and added to our portfolio of brands.

     On July 1, 2006 we acquired the home décor product line of Taresha LLC. Home décor products include candles, candle holders and other home decorating accessories. We paid $2,730,000 to Taresha in the form of 600,000 shares of our common stock valued at $4.55 per share (based on the average closing price for our common stock for the ten trading days between June 7 and June 20, 2006, inclusive). Home décor products are sold under the Bill Blass and Newport Blue brands primarily to the same retailers as Nitches’ apparel products. The purchase added new sources of revenue and diversified our product offerings to retailers beyond apparel.

     On October 24, 2006, we completed our acquisition of the Saguaro® mark and related trademarks from Impex Inc., a leading manufacturer of branded and non-branded specialty, western and private-label women’s apparel. We paid consideration of $3,030,000 to Impex in the form of 600,000 shares of our common stock valued at $4.55 per share (based on the average closing price for our common stock for the ten trading days between June 7 and June 20, 2006, inclusive) and a $300,000 promissory note. Since January 2005, we had been manufacturing and distributing Saguaro® apparel products to specialty and catalog retailers under the terms of a strategic alliance with Impex. Under this alliance, we recorded the revenue from such sales and remitted royalties and design fees to Impex as part of our operating expenses. As a result of this acquisition, we now incur normal operating expenses for this product line and no longer pay royalties and design fees to Impex.

Critical Accounting Policies

     Revenue Recognition. We recognize revenue at the time products are shipped based on its terms of F.O.B. shipping point, where risk of loss and title transfers to the buyer at time of shipment. We record sales in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Under these guidelines, revenue is recognized when all of the following exist: persuasive evidence of a sale arrangement exists, delivery of the product has occurred, the price is fixed or determinable and payment is reasonably assured. Provisions are made currently for estimated product returns and sales allowances.

     Allowances for Sales Returns, Doubtful Accounts and Other. Sales are recorded net of estimated future returns, uncollectible accounts receivable and other customer related allowances. Our management analyzes historical returns and bad debt expense, current economic trends, changes in customer demand and sell-through of our products when evaluating the adequacy of these allowances. In addition, we may provide warehousing credits and other allowances to certain customers in accordance with industry practice. These reserves are determined based on historical experience, budgeted customer allowances and existing commitments to customers. Although our management believes it has established adequate reserves with respect to these items, actual activity could vary from management's estimates and such variances could have a material impact on reported results. At February 28, 2007, trade accounts receivable balance was $10.2 million, net of allowances of $713,000, as compared to the balance of $10.5 million, net of allowances of $643,000, at August 31, 2006. At February 28, 2006, the trade accounts receivable balance was $9.9 million, net of allowances of $541,000.

     Inventory. We mark down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about age of the inventory, future demand and market conditions. This process provides for a new basis for the inventory until it is sold. If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required. Our inventory balance was $10.6 million, net of inventory markdowns of $387,000, at February 28, 2007, as compared to an inventory balance of $12.4 million, net of inventory markdowns of $388,000, at August 31, 2006. At February 28, 2006, the inventory balance was $7.8 million, net of inventory markdowns of $375,000.

     Deferred Taxes. Deferred taxes are determined, based on differences between the financial statement and tax bases of assets and liabilities, as well as the future benefit of any net operating loss carry forward, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance, our management considers estimates of future taxable income and ongoing prudent and feasible tax planning strategies.

     Valuation of Goodwill, Long-Lived Assets and Intangible Assets. We evaluate goodwill, long-lived assets and intangible assets for potential impairment on an annual basis during our fourth fiscal quarter, subsequent to the completion of financial projections for the following fiscal year. We may make an evaluation between annual tests in certain circumstances such as a significant change in business climate, unanticipated competition, loss of key personnel, or adverse action or assessment by a regulator such as import quotas or duties. Any of these circumstances could cause us to conclude that impairment exists and that the net book value of goodwill, long-lived assets and/or intangible assets is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

     Contingencies and Litigation. Our management evaluates contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and records accruals when the outcome of these matters is deemed probably and the liability could be reasonably estimated.

Results of Operations

Six Months Ended February 28, 2007 Compared to the Six Months Ended February 28, 2006

     Net sales for the six months ended February 28, 2007 were $49.7 million, an increase of $22.7 million or 84% as compared to the six months ended February 28, 2006. This increase was attributable primarily to increased sales for our sleepwear and women’s private label apparel, as well as revenues associated with our home décor product line.

     Cost of goods sold for the six months ended February 28, 2007 were $37.4 million compared to $19.1 for the period a year ago. Cost of goods sold as a percent of net sales increased 4.4%, generating a lower gross profit margin of 24.8% for the six months ended February 28, 2007, as compared to 29.2% for the year earlier period. The decrease in gross margin came as the result of increased private label sales and a high volume sale of branded product to a national retailer, both at a lower average gross margin. Our product mix constantly changes to reflect product mix, customer mix, fashion trends and changing seasons. Consequently, gross margin is likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

     Selling, general and administrative expenses for the first half of fiscal 2007 was $10.5 million an increase of $4.2 million as compared to the same period a year ago. The increase was due primarily to the consolidation of selling, general and administrative costs for Designer Intimates, Inc., which was acquired in October 2005. Selling, general and administrative expenses for the period included $4.9 million of selling and merchandising expenses and $1.3 million of shipping and warehousing expenses. This compares with $2.8 million of selling and merchandising expenses and $923,000 of shipping and warehousing expenses incurred during the six months ended February 28, 2006. Selling, general and administrative expenses as a percent of net sales decreased to 21.1% from 23.3% in the prior period, due to the inclusion of higher sales from Designer Intimates at a correspondingly lower selling, general and administrative expense rate.

     Interest expense in the current period was $547,000, an increase of $324,000 as compared to $223,000 for the six months ended February 28, 2006. This increase was due primarily to increased advances under our factoring agreement and the inclusion of the interest expense for Designer Intimates for the full six months of fiscal 2007. Interest expense was also impacted by higher interest rates charged on advances due to an increase in the prime lending rate from 7.5% at February 28, 2006 to 8.25% at February 28, 2007.

     Our income tax provision for the six months ended February 28, 2007 reflects $528,000 of tax expense accrued at an average 39% tax rate on income before the purchase accounting effect of a non-taxable increase in cost of goods to reflect the write up of the inventory of home décor inventory to fair market value. Our income tax provision for the six months ended February 28, 2006 reflects $807,000 of tax expense accrued at an average of 42% tax rate on pretax income before it was reduced to reflect the purchase accounting effect of the write up of the inventory of Designer Intimates to fair market value.

Three Months Ended February 28, 2007 Compared to the Three Months Ended February 28, 2006

     Net sales for the three months ended February 28, 2007 were $14.3 million, an increase of $2.0 million or 16% as compared to the three months ended February 28, 2006. This increase was primarily attributable to additional unit sales of our menswear product lines and the inclusion of sales of our home décor product line.

     Cost of goods sold for the six months ended February 28, 2007 were $10.5 million compared to $8.8 for the period a year ago. Cost of goods sold as a percent of net sales increased 2.5%, generating a lower gross profit margin of 26.4% for the three months ended February 28, 2007 as compared to 28.9% for the year earlier period. The decrease in gross margin came primarily as the result of a higher cost of sales in our sleepwear lines. Our product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margin is likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

     Selling, general and administrative expenses for the three months ended February 28, 2007 were $4.5 million, an increase of $1.2 million as compared to a year ago. The increase was due to increased selling, general and administrative costs as a result of our acquisition of the home décor product line from Taresha LLC as of July 1, 2006, and the acquisition of the Saguaro® mark and related trademarks from Impex Inc. on October 24, 2006. Selling, general and administrative expenses for the period included $1.9 million of selling and merchandising expenses and $634,000 of shipping and warehousing expenses. This compares with $1.2 million of selling and merchandising expenses and $509,000 of shipping and warehousing expenses incurred during the three months ended February 28, 2006. Selling, general and administrative expenses as a percent of net sales increased to 31.5% from 26.4% in the prior period, due to the inclusion of selling, general and administrative expenses associated with the home décor product line and Saguaro acquisitions during a period of seasonally low sales volume for these product lines.

     Interest expense was $247,000 in the current period an increase of $114,000 as compared to $133,000 for the three months ended February 28, 2006. This increase was due to higher interest rates charged on increased advances under our factoring agreement as a result of our increased working capital requirements. Interest expense was also impacted by higher interest rates charged on advances due to an increase in the prime lending rate from 7.5% at February 28, 2006 to 8.25% at February 28, 2007.

     Our income tax provision for the three months ended February 28, 2007 reflects $470,000 of tax benefit accrued at an average 39% tax rate on income before the purchase accounting effect of a non-taxable increase in cost of goods to reflect the write up of home décor inventory to fair market value. Our income tax provision for the three months ended February 28, 2006 reflects $131,000 of tax benefit accrued at an average 40% tax rate on income before it was reduced by the purchase accounting effect of a non-taxable increase in cost of goods to reflect the write up of Designer Intimates inventory to fair market value, which reduced pretax income.

Liquidity and Capital Resources

     Working capital at February 28, 2007 was $4.4 million and increase of $0.8 million from $3.6 million at August 31, 2006. Our current ratio increased to 1.24:1 at February 28, 2007 from 1.17:1 at August 31, 2006. This slight increase resulted primarily from a reduction in current liabilities partially offset by a reduction in inventory.

     Net cash provided by operating activities for the six month period ended February 28, 2007 was approximately $137,000. The increase in cash provided by operating activities during the period was primarily the result of next income and a decrease in accounts receivables and inventory, offset by a decrease in accounts payable and accrued expenses.

     Net cash used by investing activities for the six month period ended February 28, 2007 was $321,000 including $21,000 in capital expenditures and $300,000 used in the Saguaro acquisition.

     Net cash provided by financing activities for the six month period ended February 28, 2007 was approximately $156,000, which was attributable to advances from our factor in accordance with the terms of the factoring agreement.

     We sell substantially all of our trade receivables to a factor (CIT) on a pre-approved, non-recourse basis. We attempt to make any recourse shipments on a COD basis or ensure that the customers' payments are backed by a commercial or standby letter of credit issued by the customers’ bank. The amount of our receivables that were non-recourse at February 28, 2007 was $10.3 million. The amount of our receivables that were recourse and were not made on a COD basis or supported by commercial or standby letters of credit at February 28, 2007 was approximately $629,000, of which approximately $162,000 had been collected through March 31, 2007.

     Payment for non-recourse factored receivables is made at the time customers make payment to CIT or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date. Under the factoring agreement, we can request advances in anticipation of customer collections at the prime rate (currently 8.25%) less one and one-half percent (1.5%). The amount of advances available to us is limited to eighty-five percent (85%) of non-recourse factored receivables and fifty percent (50%) of eligible finished goods inventory.

     We may issue import letters of credit through CIT for the purchase of inventory in the normal course of our operations. Letters of credit are subject to a $12 million limit. At February 28, 2007, we had outstanding letters of credit of approximately $3.1 million for the purchase of finished goods, which had been opened through CIT.

     The factoring agreement does not contain any financial covenants to which we must adhere. Advances are collateralized by all of our assets as well as a personal guaranty of our chairman, who also serves as our chief executive officer and chief financial officer. CIT can terminate the factoring agreement on 30-days written notice. We believe the factoring agreement with CIT, along with our expected cash flow from operating activities and our current levels of working capital are adequate to fulfill our liquidity needs for the foreseeable future.

Contractual Obligations and Commercial Commitments

     As of February 28, 2007, we had no off-balance sheet arrangements. The following summarizes our contractual obligations at February 28, 2007 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due/Commitments expiring per period
	Total Amounts	Less than				Over
	Committed	1 year	1-3 years	4-5 years		5 years
Operating leases	$6,074,000	$885,000	$1,259,000	$1,089,000		$2,841,000
Employment agreement	653,000	160,000	480,000	13,000
Letters of credit	3,113,000	3,113,000	-	-		-
Guarantees	3,000,000	-	-	3,000,000	*	-
Total obligations & commitments	$12,840,000	$4,158,000	$1,739,000	$4,102 ,000		$2,841,000

* Guarantee of Nitches under Designer Intimates factor agreement, due on demand

Inventory

     Our inventory decreased 14.4% to $10.6 million at February 28, 2007, from $12.4 million at August 31, 2006. Compared to inventories of $7.8 million at February 28, 2006, inventories ending the current period increased 36.7%, in line with the increase in customer orders and the inclusion of home décor inventory at the end of the current period. We believe that our current inventory mix and unit levels are appropriate to respond to anticipated market demand.

     In our ordinary course of operations, we generally make some sales below normal selling prices or below cost. Based on prior experience, our management believes this will be true for some inventory held on or acquired after February 28, 2007. The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

     We have established an inventory markdown reserve as of February 28, 2007, which our management believes will be sufficient for current inventory that is expected to sell below cost in the future. There can be no assurance that we will realize our expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of February 28, 2007 for which customer sales orders have not yet been received. The inventory markdown reserve is calculated based on specific identification of aged goods and styles that are slow-moving or selling off-price.

Backlog

     As of February 28, 2007, we had on-hand unfilled customer orders of $28.1 million as compared to $23.4 million at February 28, 2006, with such orders generally scheduled for delivery by August 2007 and 2006, respectively. The increase in backlog is due primarily to the inclusion of the home décor product line order backlog, an increase in orders for our branded women’s sleepwear and branded men’s sportswear lines, and earlier receipt of private label women’s sportswear orders.

     Backlog amounts include both confirmed and unconfirmed orders that we believe, based on industry practice and past experience, will be confirmed. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at February 28, 2007. Because of our reliance upon a few major accounts, any deteriorating financial performance by one or more of these customers could lead to the cancellation of existing orders and/or an inability to secure future orders, which would have a material adverse financial effect on us.

Impact of Exchange Rates

     While we purchase over 98% of our products from foreign manufacturers, all of our purchases are denominated in United States dollars. Because our products are sold primarily in the United States, in United States dollar denominated transactions, we do not engage in hedging or other arbitrage to reduce currency risk. An increase in the value of the United States dollar versus foreign currencies could enhance our purchasing power for new purchase orders and reduce our cost of goods sold. Conversely, a decrease in the value of the United States dollar relative to foreign currencies could result in an increase in both our cost of manufacturing for new purchase orders and costs of goods sold.

Impact of Inflation and Deflation

     Our management does not believe that inflation has had any material impact upon our revenues or income from operations in the current period. Our management believes that the apparel sector in which we operate has been in a period of deflation, contrary to the modest inflation experienced in the economy in general. The persistence of the consumer to buy “on sale” merchandise has put pressure on retail gross margins, which in turn has led to downward pressure from retailers on wholesale gross margins, in the form of selling cost adjustments taken as deductions against invoices issued by us. In the apparel industry, these are commonly referred to as markdown allowances or chargebacks. Without a corresponding decrease in fabric and labor prices, these markdown allowances have led to a decline in wholesale gross margins. Our management believes these modest deflationary pressures will persist into the foreseeable future.

Future Operating Results

     Business conditions in the apparel sector continue to be characterized by limited consumer demand and persistent discounting of merchandise by retailers. The propensity of consumers to seek “on sale” merchandise has sustained the use of significant discounting by most retailers to stimulate sales. In general, retailers have to sell more units in order to achieve sales equal to last year. We do not expect significant improvement in business conditions in the apparel sector for the upcoming fiscal year. Furthermore, we expect to incur significant expense related to internal controls documentation, testing and remediation requirements as mandated by Sarbanes-Oxley legislation with which we must be in compliance by August 31, 2008. In view of the market uncertainties and economic pressures facing us, our management remains conservative in its approach to the reminder of the fiscal year.

Forward Looking Information and Factors that May Affect Future Results

     Our disclosure and analysis in this report contain forward-looking information about our financial results and estimates, business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "target," "forecast" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance, new products and product categories, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

  our ability to:

    achieve solid, sustainable revenue growth;
    maintain and enhance our product line;
    successfully introduce new products and product categories;
    successfully integrate acquisitions, including the acquisition of Designer Intimates, Inc., the home décor product line of Taresha LLC and the Saguaro® mark and related trademarks from Impex Inc.;
    cost effectively acquire and retain customers;
    compete against existing and new competitors;
    manage expenses associated with necessary general and administrative investments;
    cost efficiently manage inventories; and
    grow our revenues and leverage our operating infrastructure to enhance profitability;
  general consumer sentiment and economic conditions that may affect levels of discretionary customer purchases of our products; and

  competition from existing and potential new competitors, including pricing pressures and other competitive forces.

     We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements.

     We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports filed with the SEC. Our Annual Report on Form 10-K filing for the fiscal year ended August 31, 2006 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading "Risk Factors." We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the potential impact to our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base interest rate of our variable rate debt. As of August 31, 2006, a one percent change in interest rates would increase or decrease our annual interest expense by approximately $82,000. There has been no material changes in market risk exposures from those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

ITEM 4. Controls and Procedures

     (a) Disclosure Controls and Procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

     As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2007, the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 28, 2007.

     (b) Changes In Internal Controls Over Financial Reporting. We made changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

     In our reports for our fiscal year ended August 31, 2006 and our quarterly period ended November 30, 2006 we identified certain deficiencies in our internal controls over financial reporting, including insufficient experience of our internal staff, concentration of closing responsibility in a few executives and the failure to effectively integrate the accounting systems of our home décor product line.

     During the quarter ended February 28, 2007 we implemented the following changes to our internal controls over financial reporting:

  Staff Experience. During the recent fiscal quarter we did not experience any significant change in accounting personnel. We continued internal education programs for our accounting staff.

  Reallocating accounting duties. We reallocated several duties associated with closing quarterly financial results away from our chief executive officer and chief financial officer to reduce our dependence on the availability of that officer in order to close compile our financial information.

  Completion of home décor integration. We completed the acquisition of the home décor product line in July 2006 and maintained a separate accounting system through the fiscal year ended August 31, 2006. During the first quarter we began the integration of the home décor product line into our principal accounting system. We completed that integration in the quarter ended February 28, 2007.

     Subsequent to the end of the current quarter, effective April 1, 2007, we experienced a change in accounting personnel. Our controller resigned for personal reasons and was replaced. We believe that with the reallocation of accounting duties and the completion of the home décor integration, we have sufficient experienced staff to maintain appropriate internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. Risk Factors

     There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

ITEM 4. Submission of Matters to a Vote of Security Holders

     On or about February 2, 2007, our board of directors solicited the consent and ratification from our shareholders of the issuance of 600,000 shares of our common stock to Taresha, LLC. The 600,000 shares were issued to Taresha under the terms of the asset purchase and sale agreement entered into between us and Taresha as of July 1, 2006, pursuant to which we acquired substantially all of the assets related to Taresha’s home décor line of business in exchange for the 600,000 shares. We solicited the consent and ratification of the issuance of the 600,000 shares by written consent in lieu of a meeting of shareholders.

     To approve and ratify the issuance of the 600,000 shares, we had to obtain approval from shares representing a majority of the outstanding shares of our common stock entitled to vote, or 2,326,754 shares. As of February 27, 2007, we received consents representing (i) 2,327,776 shares approving and ratifying the issuance of the 600,000 shares, and (ii) 12,644 shares voting against the issuance of the 600,000 shares. Shareholders representing 336 shares abstained from voting. As such, the issuance of the 600,000 shares was approved and ratified by our shareholders effective as of February 27, 2007.

     As a result of obtaining such shareholder approval and ratification, the lock up agreement entered into between us and Taresha expired effective February 27, 2007. The lock up agreement restricted the transfer, voting and dividend rights of the Shares until such time, if ever, that we received shareholder approval for the issuance of the 600,000 shares.

ITEM 6. Exhibits

Exhibit No.	Description
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, by Chief Executive Officer and Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer and Chief Financial Officer

SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

NITCHES, INC.
(Registrant)

April 12, 2007	By:	/s/ Steven P. Wyandt
Steven P. Wyandt
As Principal Financial Officer and on behalf of
the Registrant

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, by Chief Executive Officer and Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer and Chief Financial Officer

     Exhibit 31.1

CERTIFICATIONS

I, Steven P. Wyandt, certify that:

1. I have reviewed this report on Form 10-Q of Nitches, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to insure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b)	[Omitted];
c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: April 12, 2007

/s/ Steven P. Wyandt

Steven P. Wyandt
Chief Executive Officer and
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Steven P. Wyandt, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Nitches, Inc. on Form 10-Q for the six months ended February 28, 2007, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Nitches, Inc.

Date: April 12, 2007

/s/ Steven P. Wyandt

Steven P. Wyandt
Chief Executive Officer and
Chief Financial Officer

This certification is furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by Nitches, Inc. for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Such certification will not be deemed to be incorporated by reference in to any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that Nitches, Inc. specifically incorporates it by reference.