Form 10-Q
period 2007-05-31
NITCHES INC
filed 2007-07-23
CIK 772263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	May 31, 2007
or

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	000-13851

NITCHES, INC.
(Exact name of registrant as specified in its charter)

California	95-2848021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10280 Camino Santa Fe, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

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
Yes [ ] No [ X ]
As of July 20, 2007 the registrant had 5,659,644 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NITCHES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2007	August 31, 2006
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$282,000	$228,000
Receivables:
Due from factor, net	12,999,000	10,057,000
Trade accounts, net	8,000	484,000
Due from affiliates and employees	35,000	18,000
Total receivables	13,042,000	10,559,000

Inventories, less allowances	6,992,000	12,424,000
Deferred income taxes, current	587,000	587,000
Other current assets	721,000	628,000
Total current assets	21,624,000	24,426,000

Property and equipment, net	88,000	164,000
Goodwill	2,620,000	2,620,000
Intangibles, net	6,398,000	3,543,000
Other assets	55,000	31,000
	$30,785,000	$30,784,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to factor	$10,039,000	$9,676,000
Accounts payable	4,556,000	9,349,000
Accrued expenses	1,265,000	1,163,000
Note payable	-	513,000
Income taxes payable	179,000	89,000
Total current liabilities	16,039,000	20,790,000

Long term liabilities:
Deferred income taxes, non-current	708,000	736,000

Shareholders' equity:
Series A preferred stock, $100 par value; 25,000,000 shares authorized,
8,820 shares issued and outstanding	882,000	882,000
Common stock, no par value; 50,000,000 shares authorized;
5,659,644 shares issued and outstanding (4,653,507 - August 31, 2006)	9,373,000	5,143,000
Additonal Paid-in-Capital	301,000	-
Retained earnings	3,482,000	3,233,000
Total shareholders' equity	14,038,000	9,258,000
	$30,785,000	$30,784,000

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

NITCHES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2007	2006	2007	2006
Net sales	$19,475,000	$12,580,000	$69,170,000	$39,609,000

Cost of goods sold	14,690,000	8,880,000	52,042,000	28,017,000

Gross profit	4,785,000	3,700,000	17,128,000	11,592,000

Selling, general and administrative expenses	5,279,000	3,507,000	15,939,000	9,794,000

Income (loss) from operations	(494,000)	193,000	1,189,000	1,798,000

Interest expense	(206,000)	(136,000)	(752,000)	(359,000)
Other income	-	-	-	1,000
Loss from equity investment	-	-	-	(11,000)

Income (loss) before income taxes	(700,000)	57,000	437,000	1,429,000

Provision (benefit) for income taxes	(268,000)	24,000	188,000	831,000

Net income (loss)	$(432,000)	$33,000	$249,000	$598,000

Earnings (loss) per weighted average share
Basic	$(0.08)	$0.01	$0.05	$0.15
Diluted	$(0.08)	$0.01	$0.05	$0.15

Weighted average common shares outstanding
Basic	5,421,259	4,053,507	5,193,555	3,948,672
Diluted	5,421,259	4,053,507	5,297,123	3,948,672

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

NITCHES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Nine Months Ended
	May 31,
	2007	2006
Preferred stock
Balance, beginning of period	$882,000	$-
Preferred stock issued	-	882,000
Balance, end of period	882,000	882,000

Common stock
Balance, beginning of period	5,143,000	1,495,000
Common stock issued	4,230,000	918,000
Balance, end of period	9,373,000	2,413,000

Paid-in capital
Balance, beginning of period	-	-
Stock-based compensation expense (1)	301,000	-
Balance, end of period	301,000	-

Retained earnings
Balance, beginning of period as previously stated	3,233,000	2,765,000
Prior period adjustment (2)	-	103,000
Balance, beginning of period as adjusted	3,233,000	2,868,000
Net income	249,000	598,000
Balance, end of period	3,482,000	3,466,000

Total shareholders' equity	$14,038,000	$6,761,000

(1)	Reflects compensation expense incurred in the quarters ended November 30, 2006, and February 28, 2007, pending amendment (see footnote 15).

(2)	Reflects a correction of an error to be reported for the year ended August 31, 2005, pending amendment (see footnote 15).

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

NITCHES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	May 31,
	2007	2006
Cash flows from operating activities:
Net income	$249,000	$598,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	301,000	206,000
Noncash stock based compensation expense	301,000	-
Deferred income taxes	(28,000)
Loss from investment in unconsolidated subsidiary	-	11,000
(Increase) decrease in receivables	(2,483,000)	282,000
Increase in refundable income taxes	-	212,000
Decrease in inventories	5,432,000	1,759,000
Increase in other assets	(117,000)	(59,000)
Decrease in accounts payable and accrued expenses	(4,691,000)	(3,660,000)
Increase in income taxes payables	90,000	667,000
Net cash provided by (used in) operating activities	(946,000)	16,000

Cash flows from investing activities:
Acquisition related costs	-	(102,000)
Capital expenditures	(50,000)	(37,000)
Cash acquired in transaction	-	127,000
Net cash used by investing activities	(50,000)	(12,000)

Cash flows from financing activities:
Advances from factor	363,000	175,000
Common stock issuance	1,500,000	-
Repayment of notes payable	(813,000)	-
Net cash provided by financing activities	1,050,000	175,000

Net increase in cash and cash equivalents	54,000	179,000

Cash and cash equivalents at beginning of period	228,000	192,000
Cash and cash equivalents at end of period	$282,000	$371,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$752,000	$359,000
Income taxes	220,000	180,000

Noncash investing activity:
Acquisition of subsidiaries and intangible assets
Common stock issued	$2,730,000	$918,000
Series A preferred stock issued	-	882,000
Promissory note issued	300,000	-
	$3,030,000	$1,800,000

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

NITCHES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

1. Description of Business:

     Nitches, Inc. and subsidiaries (“we,” “our,” “us,” or the “Company”) is a wholesale importer and distributor of clothing and home décor products manufactured to our specifications and distributed in the United States under our brand labels and retailer-owned private labels. We distribute clothing primarily in three categories: women’s sleepwear and loungewear, women’s sportswear and outerwear, and men’s casual wear and performance apparel. We market women’s sleepwear and loungewear under the following brands: Princesse tam tam®, Derek Rose®, Crabtree & Evelyn®, Disney Couture®, The Anne Lewin® Collection, The Claire Murray® Collection and Gossard®. We market women’s sportswear and outerwear under the following brands: Adobe Rose®, Country Tease®, Saguaro® and Southwest Canyon®. We market men’s casual wear and performance apparel under the following brands: Nat Nast®, Newport Blue®, Dockers®, The Skins Game®, and ZOIC®. We distribute home décor products under the Bill Blass® and Newport Blue® brands. We sell our branded products to better department stores, specialty boutiques, moderate department stores, and national and regional discount department stores and chains. We also develop and manufacture private label products for many leading retailers and catalogs.

2. Condensed Financial Statements:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended August 31, 2006. In the opinion of our management, all adjustments considered necessary for a fair presentation have been included in the interim period. Operating results for the nine months ended May 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2007 or any future period.

3. Principles of Consolidation:

     The condensed consolidated financial statements include the accounts of Nitches, Inc., its wholly-owned subsidiaries Nitches Far East Limited and Designer Intimates, Inc., and Designer Intimates’ wholly-owned subsidiary NAP, Inc. All significant inter-company transactions and balances are eliminated in consolidation.

4. Earnings Per Share:

     Basic earnings per common share are computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares issuable upon the exercise of outstanding stock options, warrants or other convertible instruments. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from outstanding options. Additionally, the exercise of employee stock options can result in a greater dilutive effect on earnings per share.

NITCHES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended			Nine Months Ended
	May 31,			May 31,
	2007		2006	2007	2006
Numerator:
Net income (loss)	$(432,000)		$33,000	$248,000	$598,000

Denominator:
Weighted average shares outstanding	5,421,259		4,053,507	5,193,555	3,948,672
Dilutive effect of options	-	*	-	103,568	-
Denominator for diluted earnings per share	5,421,259		4,053,507	5,297,123	3,948,672

Basic earnings (loss) per share	$(0.08)		$0.01	$0.05	$0.15
Diluted earnings (loss) per share	$(0.08)		$0.01	$0.05	$0.15

     * Not reported due to the anti-dilutive effect of options on the basic loss per share.

5. Inventories:

	May 31,	August 31,
	2007	2006
Fabric and trim	$170,000	$222,000
Work in progress	1,306,000	2,939,000
Finished goods	5,902,000	9,651,000
Markdown allowances	(386,000)	(388,000)
	$6,992,000	$12,424,000

6. Trade accounts receivable:

     Pursuant to the terms of a factoring agreement between us and CIT Commercial Services (“CIT”), and a separate agreement between our subsidiary Designer Intimates, Inc. and CIT, we sell a majority of our trade accounts receivable to CIT on a pre-approved, non-recourse basis. The price at which the accounts are sold is the invoice amount reduced by the factor commission (0.3% of the invoice amount) and all selling discounts. For accounts sold to CIT without recourse, CIT is responsible for collection, assumes all credit risk, and obtains all of the rights and remedies against our customers. For such accounts, payment is due from CIT upon the earlier of the payment of the receivable to CIT by the customer or the maturity of the receivable (generally 180 days from the date of shipment to the customer). As of May 31, 2007, $13.6 million of our trade accounts receivable were non-recourse receivables due from CIT.

     Trade accounts receivable not sold to CIT remain in our custody and control and we maintain all credit risk on those accounts as well as accounts which are sold to CIT with recourse. The combined credit risk for non-factored and recourse receivables as of May 31, 2007, totaled $655,000, of which $264,000 had been collected by June 30, 2007.

     Under the terms of our factoring agreement, we may request payment from CIT in advance of the collection date or maturity. Any such advance payments are assessed an interest charge through the collection date or maturity at CIT’s prime rate less 1.5% (one and one half percent) per annum. Our obligations with respect to advances from CIT are limited to the interest charges thereon. Advance payments are limited to a maximum of 85% (eighty-five percent) of eligible accounts receivable and 50% (fifty percent) of eligible finished goods inventory. The factoring agreement also provides for the issuance of irrevocable letters of credit for our purchase of inventory in the normal course of our business. Letters of credit are subject to a $12.0 million aggregate limit. All of our assets collateralize the advances and letters of credit. Our chairman, who also serves as our chief executive officer and chief financial officer, has also provided a personal guaranty in connection with our factoring arrangement.

NITCHES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

     The status of our trade accounts receivable and letters of credit are as follows:

	May 31,	August 31,
	2007	2006
Receivables assigned to factor:
Non-recourse	$13,626,000	$10,472,000
Recourse	533,000	168,000
Allowance for customer credits and doubtful accounts	(1,160,000)	(583,000)
Due from factor, net	12,999,000	10,057,000

Non-factored accounts receivable	122,000	544,000
Allowance for customer credits and doubtful accounts	(114,000)	(60,000)
Trade accounts, net	$8,000	$484,000

Due to factor	$10,039,000	$9,676,000

Contingent liabilities for irrevocable letters of credit	$3,091,000	$6,086,000

7. Dividends:

     We did not pay any cash dividends during the current period or the prior fiscal year. On January 20, 2006 we issued a 200% stock dividend to our shareholders of record as of January 3, 2006.

8. Significant Customers:

     For the nine months ended May 31, 2007, sales to five separate customers accounted for 86.7% of our net sales. Sales to two separate customers accounted for 36.7% of our net sales for the nine months ended May 31, 2006. Sales to three customers accounted for 68.4% of our net sales in the three months ended May 31, 2007. Two separate customers accounted for 43.8% of our net sales in the three months ended May 31, 2006.

     Two customers accounted for 49.9% of our trade receivable balance assigned to CIT as of May 31, 2007. One customer accounted for 27.9% of our trade receivable balance as of May 31, 2006.

9. Acquisitions:

Designer Intimates

     On October 24, 2005, we acquired the remaining seventy-two percent (72%) of the issued and outstanding stock of Designer Intimates, Inc., a Delaware corporation (Designer Intimates) which we did not own, resulting in the Company owning one hundred percent (100%) of Designer Intimates. The aggregate purchase price for the acquisition was $1,800,000. We issued to the Sellers 540,000 restricted shares of its common stock at a value of $1.70 per share totaling $918,000 and 8,820 shares of Series A preferred stock at a value of $882,000.

     The primary reason for the acquisition was to acquire the trademarks and brand licenses to complement our broad production base. The transaction was accounted for using the purchase method of accounting. The following is a condensed balance sheet showing the fair values of the assets acquired and liabilities assumed as of the date of acquisition:

NITCHES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

Accounts receivable	$3,386,000
Inventory	3,569,000
Intangibles	2,618,000
Other assets	725,000
Goodwill arising in the transaction	2,620,000
Total assets acquired	12,918,000

Current liabilities	7,765,000
Loan payable, factor	3,353,000
Total liabilities assumed	11,118,000
Net assets acquired	$1,800,000

     The pro forma financial information presented below gives effect to the acquisition of Designer Intimates as if it occurred as of the beginning of fiscal 2006. For fiscal 2006, the post acquisition results are reflected in our results of operations as of October 24, 2005 and pro forma results for the period September 1, 2005 to October 23, 2005 are included below.

Nine Months Ended
May 31,
2006
Net sales	$44,953,000
Net income (loss)	543,000
Earnings (loss) per weighted average share:
Basic	$0.13
Diluted	$0.13
Weighted average shares outstanding:
Basic	4,053,507
Diluted	4,053,507

     The Company acquired its initial 28% interest in Designer Intimates in October 2002. Designer Intimates had acquired NAP from its founders and obtained a credit line of approximately $12 million from HSBC, later assumed by CIT, secured by the inventory and accounts receivable of NAP and the guarantees of shareholders of Designer Intimates. Nitches guaranteed $3.0 million of this credit line and this guarantee formed the consideration from Nitches for its 28% ownership interest in Designer Intimates.

Saguaro LLC

     On October 24, 2006, we completed our acquisition of the Saguaro® mark and related trademarks from Impex Inc., a leading manufacturer of branded and non-branded specialty, western and private-label women’s apparel. We paid consideration of $3,030,000 to Impex in the form of 600,000 shares of our common stock valued at $4.55 per share (based on the average closing price for our common stock for the ten trading days between June 7 and June 20, 2006, inclusive) and a $300,000 promissory note. The fair value of the securities and promissory note issued in connection with the acquisition has been ascribed to the trademarks acquired and is recorded as an intangible asset having an indefinite life not subject to amortization.

     Since January 2005, we had been manufacturing and distributing Saguaro® apparel products to specialty and catalog retailers under the terms of a strategic alliance with Impex. Under this alliance, we recorded the revenue from such sales and remitted royalties and design fees to Impex as part of our operating expenses. As a result of our acquisition of the Saguaro® mark and related trademarks, we now incur normal operating expenses for this product line and no longer pay royalties and design fees to Impex.

NITCHES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

10. Equity Investment by Sojitz:

     On April 27, 2007, pursuant to the terms of a stock purchase agreement we issued to Sojitz Corporation, a Japanese corporation, 406,137 shares of our common shares for $1.5 million. The number of shares of our common stock issued under the agreement was determined by (i) dividing $1.5 million by $3.88, which was the average of the closing prices of a share of our common stock on the NASDAQ Capital Market for the 10 trading days that immediately preceded the closing date, plus (ii) an additional number of shares determined by multiplying that number of shares calculated in (i) by 5%. Concurrently with the execution of the stock purchase agreement, we entered into a manufacturing agreement with Sojitz pursuant to which Sojitz will manufacture products on our behalf.

11. Stock-Based Compensation

Adoption of SFAS 123R

     Effective September 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment”, (“SFAS 123R”), which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

     Our first issuance of stock options under our 2006 Equity Incentive Plan as approved by our shareholders on March 15, 2006, occurred on September 1, 2006.

     SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Condensed Consolidated Statements of Operations.

Compensation Costs

     Results of operations for the nine months ended May 31, 2007 include stock-based compensation costs of approximately $301,000 comprised of employee stock option grants. We had no stock options outstanding in the prior year. The total fair value of options granted is $1,205,000. After recording expense through May 31, 2007, there remains $904,000 of unrecognized compensation costs related to unvested stock options to be recognized over the next 3.4 years.

     All stock-based compensation costs have been recorded to our selling, general and administrative classification within our Condensed Consolidated Statements of Operations.

Valuation of Stock Option Awards

     The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form option valuation model that uses the assumptions noted in the following table. All options granted have a maximum term of ten years. As permitted by SAB 107, for the nine months ended May 31, 2007, we utilized the “shortcut approach” to estimate the options’ expected term of six years, which represents the period of time that options granted are expected to be outstanding. We utilized this approach because we have no historical share option exercise experience to provide a reasonable basis upon which to estimate an expected term. Expected volatilities are based on historical volatility of the stock and were 64.6% for the valuation of options granted during the three months ended November 30, 2006 and 65.5% for the valuation of options granted during the three months ended February 28, 2007. The risk-free rate for periods within the contractual life of the option is based on the U.S. 7 year Treasury yield in effect at the time of grant. We utilized 4.69% for options granted during the three months ended November 30, 2006 and 4.54% for options granted during the three months ended February 28, 2007. There were no options granted during the three months ended May 31, 2007. We have not declared or paid dividends for more than 2 years and have no plans to do so in the foreseeable future.

NITCHES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

     The following assumptions were utilized for the calculations during the period:

	Three months ended
	November 30,	February 28,
	2006	2007
Expected life (in years)	6	6
Expected volatility	64.60%	65.50%
Risk-free interest rate	4.68%	4.54%
Turnover rate	3.00%	3.00%
Anticipated dividend yield	0.00%	0.00%
Weighted average grant date fair value of options granted	$2.61	$3.03

Stock Option Activity

     Awards under our 2006 Equity Incentive Plan may be granted to any of our employees, directors or consultants or those of our affiliates. Awards may consist of stock options (both incentive stock options and non-statutory stock options), stock awards, stock appreciation rights and cash awards. As of May 31, 2007, options to purchase 440,000 shares of our common stock have been granted under this plan to employees and all remain outstanding. All such grants were made in the first nine months of fiscal 2007, and have an average exercise price of $4.35 per share. All options were issued with an exercise price equal to the fair market value on the grant date.

Summary of Stock Options

     A summary of the options granted under our 2006 Equity Incentive Plan as of May 31, 2007, and the activity during the nine months then ended, are as follows:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(in Years)	Value
Options outstanding at August 31, 2006	-	-
Options granted	440,000	$4.35
Options exercised	-	-
Options forfeited	-	-

Options outstanding at May 31, 2007	440,000	$4.35	9.3	-

Options vested and exercisable at May 31, 2007	110,000	$4.35	9.3	-

NITCHES, INC. AND SUBSIDIARIES
 Notes to the Unaudited Condensed Consolidated Financial Statements

12. Goodwill and Intangible Assets:

     Goodwill and Other Intangible Assets consisted of the following at May 31, 2007 and August 31, 2006:

	May 31,	August 31,
	2007	2006
Goodwill	$2,620,000	$2,620,000

Intangibles not subject to amortization	3,933,000	902,000
Intangibles subject to amortization	2,791,000	2,791,000
Accumulated amortization	(326,000)	(150,000)
	$6,398,000	$3,543,000

     Goodwill represents the excess purchase price over the fair value of the net assets acquired in connection with our acquisition of Designer Intimates, Inc. Goodwill is not subject to amortization. Intangibles not subject to amortization are comprised of assets purchased in the acquisitions of Designer Intimates, Inc. and the assets acquired from Saguaro LLC, including trademarks that do not have a finite life. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”), these assets will be tested for impairment on an annual basis and between annual tests in certain instances (see "ITEM 2-Management's Discussion and Analysis of Financial Condition and Results of Operations-Valuation of Goodwill, Long-lived Assets and Intangible Assets," below). Intangibles subject to amortization includes the sleepwear license for Crabtree & Evelyn, the customer lists of Designer Intimates and the home décor license for Bill Blass. The estimated amortization expense for each of the ensuing years through August 31, 2011 is $58,658, $234,632, $234,632, $234,632, and $217,402 respectively. In accordance with SFAS 142 intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable.

13. New Accounting Pronouncements:

     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. This interpretation also provides guidance on derecognition, classification, accounting in interim periods, and expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on our financial position, cash flows, and results of operations.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 established a fair value hierarchy that prioritizes the information used to develop the assumption that market participants would use when pricing an asset or liability. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our financial position, cash flows, and results of operations.

      In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the fiscal years ending after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations.

14. Subsequent Events:

     On June 21, 2007, we entered into a Securities Purchase Agreement with Birchten Investments, Ltd., an unaffiliated institutional investor, and Granite Financial Group, an unaffiliated investment bank, for the sale of 12.0% Subordinated Convertible Debentures and Common Stock Purchase Warrants. We issued an aggregate of $3.15 million principal amount of Debentures and 577,500 Warrants in the transaction, in exchange for net proceeds of $2.95 million, after deduction of fees and expenses.

     Interest on the Debentures accrues at the rate of 12% per annum and is payable quarterly on February 28, May 31, August 31, and November 30, commencing on August 31, 2007. The Debentures are due December 31, 2009. We have the right to redeem the Debentures, or any part thereof, before the maturity date for cash upon notice to the holder upon payment of 110% of the amount outstanding on the Debentures being redeemed.

NITCHES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

     The holders of the Debentures have the right to convert at any time, at their election, at a conversion price of $4.12 per share, subject to adjustment as provided in the Debentures including full-ratchet anti-dilution protection. We have the right to force conversion of the Debentures at our election at the lower of (i) the Conversion Price or (ii) a 15% discount to the variable weighted average price for our Common Stock for the 10 Trading Days following the notice date. Our ability to force conversion is subject to (i) the requirement the holders’ resale of the underlying shares has been registered on an effective registration statement and (ii) certain limitations on the amount that can be converted at any one time based on our stock price at the time of the conversion, as set forth in the Debentures. Under the terms of the Debentures no conversion can be made, by the holder or by us, if the conversion would result in any one of the holders (together with their affiliates) owning in excess of 9.9% of the number of shares of our Common Stock following such conversion. This restriction on conversion can be waived by the holder on not less than 61 days’ prior written notice to us.

     The Debentures impose certain covenants on us, including restrictions against incurring additional indebtedness (other than Permitted Indebtedness as defined in the Debenture) that ranks in pari passu or senior to the Debentures and creating any liens on the Company’s property (other than Permitted Liens as defined in the Debentures). The Debentures define certain Events of Default, including breach of the covenants of the Debentures or related agreements (subject to applicable cure periods), breach of representation or warranty, bankruptcy, or delisting of our Common Stock. On the occurrences of an Event of Default, the holders of the Debentures have the right to accelerate all amounts outstanding under the Debentures to be paid within 30 days or demand that we cure the default within 30 days. If we default, interest accrues at a rate of 1.5% interest per month from the day of the Event of Default through the day of cure or payment.

     We issued Warrants for 577,500 shares of Common Stock in connection with the transaction. The Warrants are five (5) year warrants to purchase our Common Stock at a price of $4.12 per share, subject to adjustment, including full-ratchet anti-dilution protection.

     As part of the transaction, Nitches entered into a Registration Rights Agreement with the investors. Nitches agreed to file a registration statement covering the resale of the shares of Common Stock that may be issued to investors upon the conversion of the Debentures and the exercise of the Warrants, and to maintain the effectiveness of that registration statement (subject to certain limitations) for a period of time until the holders can sell the underlying Common Stock without volume restrictions under Rule 144. If Nitches fails to meet its registration obligations, it may be required to pay to the investors in cash liquidated damages. The amount of liquidated damages is equal to 1.0% of the principal amount outstanding for any 30 day period, or pro rata portion thereof, that such a failure continues during the first year the Debenture is outstanding and 0.5 % of the principal amount outstanding for any 30 day period, or pro rata portion thereof, that such a failure continues during the second year the Debenture is outstanding.

15. Pending Restatements:

     Upon a recent review of our annual report on form 10-K for 2006, we determined that our 2006 income tax provision included the correction of an error in the income tax provision for 2005. We further determined that correction of the error from 2005 should have been recorded as an adjustment to the 2005 financial statements, rather than as an adjustment to the tax provision for 2006. Consequently a change in income tax benefit should not have been recognized as part of the tax provision recorded at August 31, 2006. The statement of changes in shareholders’ equity in this report includes an adjustment to beginning retained earnings to reflect this change. We intend to file an amendment to our form 10-K for 2006 to reflect this change.

     Additionally, after filing our quarterly reports for the periods ended November 30, 2006, and February 28, 2007, we reevaluated our methodology for recognizing and reporting stock-based compensation expense in accordance with SFAS 123R. We determined that due to the immediate vesting of 25% of all of the options granted, we must recognize an expense equal to 25% of the fair value of the options granted in each period, rather than expensing these amounts ratably over the first year of the term of the options. Footnote 11 provides complete disclosure regarding our year-to-date stock-based compensation expense as required by SFAS 123R. We also intend to file amendments to our forms 10-Q for the three months ended November 30, 2006 and February 28, 2007 to reflect this change.

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

Overview

     We are a wholesale importer and distributor of clothing and home décor products manufactured to our specifications and distributed in the United States under our brand labels and retailer-owned private labels. We distribute clothing primarily in three categories: women's sleepwear and loungewear, women's sportswear and outerwear, and men's casual wear and performance apparel. We market women's sleepwear and loungewear under the following brands: Princesse tam tam®, Derek Rose®, Crabtree & Evelyn®, Disney Couture®, The Anne Lewin® Collection, The Claire Murray® Collection and Gossard®. We market women's sportswear and outerwear under the following brands: Adobe Rose®, Country Tease®, Saguaro® and Southwest Canyon®. We market men's casual wear and performance apparel under the following brands: Nat Nast®, Newport Blue®, Dockers®, The Skins Game®, and ZOIC®. We distribute home décor products under the Bill Blass® and Newport Blue® brands. We sell our branded products to better department stores, specialty boutiques, moderate department stores, and national and regional discount department stores and chains. We also develop and manufacture private label products for many leading retailers and catalogs.

     Our results of operations for the nine months ended May 31, 2007 include the results of several recent business or asset acquisitions:

     (1) On October 24, 2005, we acquired Designer Intimates, Inc., a New York City based importer and distributor of both branded and private label women's sleepwear, robes, loungewear, swimwear and intimate apparel; men's sleepwear, robes, and loungewear; and infant's and children's sleepwear and robes. The aggregate purchase price for the acquisition was $1,800,000, which we paid to the sellers with 180,000 restricted shares of our common stock at a value of $5.10 per share and 8,820 shares of our Series A preferred stock valued at $100 per share. With the Designer Intimates acquisition, we became a diversified supplier of women's intimate apparel at multiple levels of retail distribution. The purchase added significant revenues, further strengthened our product mix, and added to our portfolio of brands.

     (2) On July 1, 2006 we acquired the home décor product line of Taresha LLC. Home décor products include candles, candle holders and other home decorating accessories. We paid $2,730,000 to Taresha in the form of 600,000 shares of our common stock valued at $4.55 per share (based on the average closing price for our common stock for the ten trading days between June 7 and June 20, 2006, inclusive). Home décor products are sold under the Bill Blass® and Newport Blue® brands primarily to the same retailers to which we sell our apparel products. The purchase added new sources of revenue and diversified our product offerings to retailers beyond apparel.

     (3) On October 24, 2006, we completed our acquisition of the Saguaro® mark and related trademarks from Impex Inc., a leading manufacturer of branded and non-branded specialty, western and private-label women's apparel. We paid consideration of $3,030,000 to Impex in the form of 600,000 shares of our common stock valued at $4.55 per share (based on the average closing price for our common stock for the ten trading days between June 7 and June 20, 2006, inclusive) and a $300,000 promissory note. Since January 2005, we had been manufacturing and distributing Saguaro® apparel products to specialty and catalog retailers under the terms of a strategic alliance with Impex. Under this alliance, we recorded the revenue from such sales and remitted royalties and design fees to Impex as part of our operating expenses. As a result of this acquisition, we now incur normal operating expenses for this product line and no longer pay royalties and design fees to Impex.

     In addition we recently completed two financing transactions; one during the quarterly period ended May 31, 2007 and one shortly thereafter:

     (1) On April 27, 2007, pursuant to the terms of a stock purchase agreement we issued to Sojitz Corporation, a Japanese corporation, 406,137 shares or our common shares for $1.5 million. The number of shares of our common stock issued under the agreement was determined by (i) dividing $1.5 million by $3.88, which was the average of the closing prices of a share of our common stock on the NASDAQ Capital Market for the 10 trading days that immediately preceded the closing date, plus (ii) an additional number of shares determined by multiplying that number of shares calculated in (i) by 5%. Concurrently with the execution of the stock purchase agreement, we entered into a manufacturing agreement with Sojitz pursuant to which Sojitz will manufacture products on our behalf.

     (2) On June 21, 2007, subsequent to the end of the most recent quarter, we entered into a Securities Purchase Agreement with Birchten Investments, Ltd., an unaffiliated institutional investor, and Granite Financial Group, an unaffiliated investment bank, for the sale of 12.0% Subordinated Convertible Debentures and Common Stock Purchase Warrants. In this transaction, we issued an aggregate of $3.15 million principal amount of debentures and warrants to purchase up to 577,500 shares of our common stock in exchange for net proceeds of $2.95 million, after deduction of fees and expenses. Interest on the debentures accrues at the rate of 12% per annum and is payable quarterly on February 28, May 31, August 31, and November 30, commencing on August 31, 2007. The debentures are due December 31, 2009. The warrants are exercisable at any time within five years from the date of issuance at an exercise price of $4.12 per share, subject to adjustment, including full-ratchet anti-dilution protection.

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

     Allowances for Sales Returns, Doubtful Accounts and Other. Sales are recorded net of estimated future returns, uncollectible accounts receivable and other customer related allowances. Our management analyzes historical returns and bad debt expense, current economic trends, changes in customer demand and sell-through of our products when evaluating the adequacy of these allowances. In addition, we may provide warehousing credits and other allowances to certain customers in accordance with industry practice. These amounts are determined based on historical experience, budgeted customer allowances and existing commitments to customers. Although our management believes it has established adequate reserves with respect to these items, actual activity could vary from management's estimates and such variances could have a material impact on reported results. At May 31, 2007, trade accounts receivable balance was $12.9 million, net of allowances of $1.3 million, as compared to the balance of $10.5 million, net of allowances of $643,000, at August 31, 2006. At May 31, 2006, the trade accounts receivable balance was $7.3 million, net of allowances of $601,000.

     Inventory. We mark down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about age of the inventory, future demand and market conditions. This process provides for a new basis for the inventory until it is sold. If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required. Our inventory balance was $7.0 million, net of inventory markdowns of $386,000, at May 31, 2007, as compared to an inventory balance of $12.4 million, net of inventory markdowns of $388,000, at August 31, 2006. At May 31, 2006, the inventory balance was $6.4 million, net of inventory markdowns of $632,000.

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

     Contingencies and Litigation. Our management evaluates contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, "Accounting for Contingencies" and records accruals when the outcome of these matters is deemed probably and the liability could be reasonably estimated.

Results of Operations

Nine Months Ended May 31, 2007 Compared to the Nine Months Ended May 31, 2006

     Net sales for the nine months ended May 31, 2007 were $69.2 million, an increase of $29.6 million or 74.6% as compared to the nine months ended May 31, 2006. This increase was attributable primarily to increased sales for our sleepwear, men's sportswear and women's private label apparel, as well as the inclusion of revenues associated with our home décor product line acquired in July 2006.

     Cost of goods sold for the nine months ended May 31, 2007 were $52.0 million compared to $28.0 for the same period a year ago. Cost of goods sold as a percent of net sales increased 4.5%, generating a lower gross profit margin of 24.8% for the nine months ended May 31, 2007, as compared to 29.3% for the year earlier period. The decrease in gross margin came as the result of increased private label sales and a high volume sale of branded product to a national retailer, both at a lower average gross margin. Our product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margin is likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

     Selling, general and administrative expenses for the nine months ended May 31, 2007 were $16.0 million, an increase of $6.1 million as compared to the same period a year ago. The increase was due primarily to the consolidation of selling, general and administrative costs for Designer Intimates, Inc., which was acquired in October 2005, the home décor line which was acquired on July 1, 2006, and the Saguaro® assets which were acquired on October 24, 2006. Selling, general and administrative expenses for the period included $7.9 million of selling and merchandising expenses and $2.5 million of shipping and warehousing expenses. This compares with $4.2 million of selling and merchandising expenses and $1.4 of shipping and warehousing expenses incurred during the nine months ended May 31, 2006. Selling, general and administrative expenses as a percent of net sales decreased to 23.0% from 24.7% in the prior period, due to the inclusion of higher sales from Designer Intimates and the home décor line at a correspondingly lower selling, general and administrative expense rate.

     Interest expense in the current period was $752,000, an increase of $393,000 as compared to $359,000 for the nine months ended May 31, 2006. This increase was due primarily to increased advances under our factoring agreement and the inclusion of the interest expense for Designer Intimates for the full nine months of fiscal 2007. Interest expense was also impacted by higher interest rates charged on advances due to an increase in the prime lending rate from 7.75% at May 31, 2006 to 8.25% at May 31, 2007.

Three Months Ended May 31, 2007 Compared to the Three Months Ended May 31, 2006

     Net sales for the three months ended May 31, 2007 were $19.5 million, an increase of $6.9 million or 54.8% as compared to the three months ended May 31, 2006. This increase was primarily attributable to additional unit sales of our menswear product lines and the inclusion of sales of our home décor product line.

     Cost of goods sold for the three months ended May 31, 2007 were $14.7 million compared to $8.9 for the same period a year ago. Cost of goods sold as a percent of net sales increased 4.8%, generating a lower gross profit margin of 24.6% for the three months ended May 31, 2007 as compared to 29.4% for the year earlier period. The decrease in gross margin came primarily as the result of a higher cost of sales in our women's sleepwear and men's sportswear lines. Our product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margin is likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

     Selling, general and administrative expenses for the three months ended May 31, 2007 were $5.3 million, an increase of $1.8 million as compared to a year ago. The increase was due in part to supporting additional sales made in the period, as well as additional operating costs incurred as a result of our acquisitions of the home décor line on July 1, 2006, and the Saguaro® assets which were acquired on October 24, 2006. Selling, general and administrative expenses for the period included $2.5 million of selling and merchandising expenses and $1.0 million of shipping and warehousing expenses. This compares with $1.4 million of selling and merchandising expenses and $500,000 of shipping and warehousing expenses incurred during the three months ended May 31, 2006. Selling, general and administrative expenses as a percent of net sales decreased to 27.1% from 27.9% in the prior period, due to higher sales in the current period at a lower expense rate, offset in part by the additional home décor and Saguaro expenses previously noted.

     Interest expense was $206,000 in the current period, an increase of $70,000 as compared to $136,000 for the three months ended May 31, 2006. This increase was due to higher interest rates charged on increased advances under our factoring agreement as a result of our increased working capital requirements. Interest expense was also impacted by higher interest rates charged on advances due to an increase in the prime lending rate from 7.75% at May 31, 2006 to 8.25% at May 31, 2007.

Liquidity and Capital Resources

     Working capital at May 31, 2007 was $5.6 million, an increase of $1.9 million from $3.6 million at August 31, 2006. Our current ratio increased to 1.35:1 at May 31, 2007 from 1.17:1 at August 31, 2006. This slight increase resulted primarily from a reduction in current liabilities partially offset by a reduction in inventories.

     Net cash used by operating activities for the nine month period ended May 31, 2007 was approximately $946,000. The increase in cash used by operating activities during the period was primarily the result of a decrease in net income and accounts payable and an increase in accounts receivable, offset by a decrease in inventory.

     Net cash used by investing activities for the nine month period ended May 31, 2007 was $50,000 in capital expenditures.

     Net cash provided by financing activities for the nine month period ended May 31, 2007 was approximately $1.1 million, which was attributable to Sojitz's investment of $1.5 million and advances from CIT in accordance with the terms of the factoring agreement, offset by the repayment of notes payable.

     Subsequent to the end of the quarter, on June 21, 2007 we sold $3.15 million of 12.0% Subordinated Convertible Debentures and Common Stock Purchase Warrants to purchase up to 577,500 shares of our common stock, resulting in net proceeds to us of $2.95 million, after deduction of fees and expenses.

     We sell substantially all of our trade receivables to CIT on a pre-approved, non-recourse basis. We attempt to make any recourse shipments on a cash-on-delivery basis or ensure that the customers' payments are backed by a commercial or standby letter of credit issued by the customers' bank. The amount of our receivables that were non-recourse at May 31, 2007 was $13.6 million. The amount of our receivables that were recourse and were not made on a COD basis or supported by commercial or standby letters of credit at May 31, 2007 was approximately $655,000, of which approximately $264,000 had been collected through June 30, 2007.

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

     We may issue import letters of credit through CIT for the purchase of inventory in the normal course of our operations. Letters of credit are subject to a $12.0 million aggregate limit. At May 31, 2007, we had outstanding letters of credit of approximately $3.1 million for the purchase of finished goods, which had been opened through CIT.

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

Contractual Obligations and Commercial Commitments

     As of May 31, 2007, we had no off-balance sheet arrangements. The following summarizes our contractual obligations at May 31, 2007 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due/Commitments expiring per period
	Total Amounts	Less than				Over
	Committed	1 year	1-3 years	4-5 years		5 years
Operating leases	$5,829,000	$813,000	$1,766,000	$1,089,000		$2,161,000
Employment agreement	728,000	190,000	538,000	-
Letters of credit	3,091,000	3,091,000	-	-		-
Guarantees	3,000,000	-	-	3,000,000	*	-
Total obligations and commitments	$12,648,000	$4,094,000	$2,304,000	$4,089,000		$2,161,000

*	Guarantee of Nitches under separate Designer Intimates, Inc. factoring agreement with CIT, due on demand

Inventory

     Our inventory decreased 43.7% to $7.0 million at May 31, 2007, from $12.4 million at August 31, 2006, in line with lower order backlog for the fourth quarter of fiscal 2007 as compared to the first quarter of fiscal 2007. Compared to inventories of $6.4 million at May 31, 2006, inventories ending the current period increased 9.4%, in line with the comparative increase in customer orders and the inclusion of home décor inventory at the end of the current period. We believe that our current inventory mix and unit levels are appropriate to respond to anticipated market demand.

     In our ordinary course of operations, we generally make some sales below normal selling prices or below cost. Based on prior experience, our management believes this will be true for some inventory held on or acquired after May 31, 2007. The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

     We have established an inventory markdown reserve as of May 31, 2007, which our management believes will be sufficient for current inventory that is expected to sell below cost in the future. There can be no assurance that we will realize our expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of May 31, 2007 for which customer sales orders have not yet been received. The inventory markdown reserve is calculated based on specific identification of aged goods and styles that are slow-moving or selling off-price.

Backlog

     As of May 31, 2007, we had on-hand unfilled customer orders of $45.2 million as compared to $38.8 million at May 31, 2006, with such orders generally scheduled for delivery by November 2007 and 2006, respectively. The increase in backlog is due primarily to the inclusion of the home décor product line order backlog, an increase in orders for our branded women's sleepwear and branded men's sportswear lines, and earlier receipt of private label women's sportswear orders.

     Backlog amounts include both confirmed and unconfirmed orders that we believe, based on industry practice and past experience, will be confirmed. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at May 31, 2007. Because of our reliance upon a few major accounts, any deteriorating financial performance by one or more of these customers could lead to the cancellation of existing orders and/or an inability to secure future orders, which would have a material adverse financial effect on us.

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

Future Operating Results

     Business conditions in the apparel sector continue to be characterized by limited consumer demand and persistent discounting of merchandise by retailers. The propensity of consumers to seek "on sale" merchandise has sustained the use of significant discounting by most retailers to stimulate sales. In general, retailers have to sell more units in order to achieve sales equal to last year. We do not expect significant improvement in business conditions in the apparel sector in which we operate. Furthermore, we expect to incur significant expense related to internal controls documentation, testing and remediation requirements as mandated by Sarbanes-Oxley legislation with which we must be in compliance by August 31, 2008. In view of the market uncertainties and economic pressures facing us, our management remains conservative in its approach to the remainder of fiscal 2007 and planning for fiscal 2008.

Forward Looking Information and Factors that May Affect Future Results

     Our disclosure and analysis in this report contains forward-looking information about our financial results and estimates, business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "target," "forecast" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance, new products and product categories, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

  our ability to:
o	achieve solid, sustainable revenue growth;
o	maintain and enhance our product line;
o	successfully introduce new products and product categories;
o	successfully integrate acquisitions, including the acquisition of Designer Intimates, Inc., the home décor product line of Taresha LLC and the Saguaro® mark and related trademarks from Impex Inc.;
o	cost effectively acquire and retain customers;
o	compete against existing and new competitors;
o	manage expenses associated with necessary general and administrative investments;
o	cost efficiently manage inventories; and
o	grow our revenues and leverage our operating infrastructure to enhance profitability;
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

ITEM 4. Controls and Procedures

     (a) Disclosure Controls and Procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

     As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2007, the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 31, 2007.

     (b) Changes In Internal Controls Over Financial Reporting. We made changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting. Effective April 1, 2007, we experienced a change in accounting personnel. Our controller resigned for personal reasons and was replaced. We have retained a consultant to perform those functions.

PART II - OTHER INFORMATION

ITEM 1A. Risk Factors

     There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

ITEM 6. Exhibits

Exhibit No.	Description

4.1	Securities Purchase Agreement between Nitches, Inc. and the signatories thereto dated June 21, 2007 (1)
4.2	Form of 12% Convertible Subordinated Debenture (1)
4.3	Form of Common Stock Purchase Warrant (1)
4.4	Registration Rights Agreement between Nitches, Inc. and the signatories thereto dated June 21, 2007 (1)
10.1	Stock Purchase Agreement between Nitches, Inc. and Sojitz Corporation dated April 23, 2007 (2)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, by Chief Executive Officer and Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer and Chief Financial Officer
__________________

(1) Incorporated by reference to the registrant's Current Report on Form 8-K filed on April 25, 2007
(2) Incorporated by reference to the registrants Current Report on Form 8-K filed on June 21, 2007

SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

NITCHES, INC.
(Registrant)

July 23, 2007	By:	/s/ Steven P. Wyandt
Steven P. Wyandt
As Principal Financial Officer and on behalf of
the Registrant

EXHIBIT INDEX

Exhibit No.	Description

4.1	Securities Purchase Agreement between Nitches, Inc. and the signatories thereto dated June 21, 2007 (1)
4.2	Form of 12% Convertible Subordinated Debenture (1)
4.3	Form of Common Stock Purchase Warrant (1)
4.4	Registration Rights Agreement between Nitches, Inc. and the signatories thereto dated June 21, 2007 (1)
10.1	Stock Purchase Agreement between Nitches, Inc. and Sojitz Corporation dated April 23, 2007 (2)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, by Chief Executive Officer and Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer and Chief Financial Officer
__________________

(1) Incorporated by reference to the registrant's Current Report on Form 8-K filed on April 25, 2007
(2) Incorporated by reference to the registrants Current Report on Form 8-K filed on June 21, 2007