Form 10-Q/A
period 2007-05-31
NITCHES INC
filed 2007-07-24
CIK 772263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

     During the nine months ended May 31, 2007 we implemented the following changes to our internal controls over financial reporting:

  Staff Experience. Effective April 1, 2007, we experienced a change in accounting personnel. Our controller resigned for personal reasons and was replaced. We have retained a consultant to perform those functions. We also continued internal education programs for our accounting staff.

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

NITCHES, INC.
(Registrant)

July 24, 2007	By:	/s/ Steven P. Wyandt
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