Form 10-K/A
period 2006-08-31
NITCHES INC
filed 2007-10-26
CIK 772263

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 2

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[  ] Yes    [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[  ] Yes    [X] No

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

Large Accelerated Filer  [  ]                                    Accelerated Filer  [  ]                                    Non-Accelerated Filer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes  No [X]

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

EXPLANATORY NOTE

     We filed our Annual Report on Form 10-K for the year ended August 31, 2006 with the Securities and Exchange Commission on December 14, 2006 (the "Original Filing").  We filed an Amendment No. 1 on Form 10-K/A for the year ended August 31, 2006 with the Securities and Exchange Commission on January 31, 2007 ("Amendment No. 1").  This Amendment No. 2 on Form 10-K/A for the year ended August 31, 2006 ("Amendment No. 2") is being filed to make the following changes to the following sections of Amendment No. 1:

     (i) Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation--Contractual Obligations and Commercial Commitments; Note 3 to Item 8 - Financial Statements and Supplementary Data.  We are revising our disclosure under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation--Contractual Obligations and Commercial Commitments" to clarify that the guarantee referenced in the table of contractual obligations and commercial commitments (specifically the $3 million line item captioned "guarantees") is the same guarantee discussed in Note 3 to "Item 8- Financial Statements and Supplementary Data."

     (ii) Item 8 - Financial Statements and Supplementary Data; Exhibits.  We are including a discussion of our Series A Preferred Stock.  We are also filing the certificate of designation of our Series A Preferred Stock as an exhibit.

     (iii) Note 9 to Item 8- Financial Statements and Supplementary Data.  We are revising the reconciliation portion of this footnote to disclose the amount and nature of each significant reconciling item between the reported amount of income tax expense or benefit and the amount from applying the federal statutory tax rate.

     (iv) Schedule II.  We are revising Schedule II to include explanatory footnotes.

     This Amendment No. 2 revises the items discussed above, solely as a result of, and to reflect, the impact of the items discussed in this Explanatory Note. While we have presented our complete Annual Report on Form 10-K in this Amendment No. 2, other than the items discussed above, our Annual Report on Form 10-K remains unchanged from Amendment No 1.

     Pursuant to the rules of the Securities and Exchange Commission, we have included currently-dated certifications from our Chief Executive and Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

     Except as otherwise specifically noted, all information contained herein is as of August 31, 2006 and does not reflect events or changes that have occurred subsequent to that date.  Accordingly, this Amendment No. 2 should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing. The filing of this Amendment No. 2 shall not be deemed an admission that the Original Filing or Amendment No. 1 when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

* In connection with the acquisition of Designer Intimates, Inc., we guaranteed a $3 million credit line, which is due on demand, that Designer Intimates has with its factor. For additional information regarding this guarantee, see "Note 3 - Acquisitions - Designer Intimates" to our financial statements included in "Item 8- Financial Statements and Supplementary Data," below.

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

J.H. Cohn LLP [successor to BERENSON LLP]

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

9. Preferred Stock

     The Company is authorized to issue up to 25,000,000 shares of preferred stock, in one or more series.  Each series of preferred stock that is issued will have such rights, privileges and preferences as are determined by the Company's Board of Directors.  The Company currently has one series of preferred stock outstanding, designated as "Series A Preferred Stock," which is comprised of eight thousand eight hundred twenty (8,820) shares, with a $100.00 par value per share.

     The Series A Preferred Stock is ranked senior to any other series of preferred stock that may be issued in the future and to the common stock.  In the event of a liquidation, dissolution or winding up of the Company, holders of Series A Preferred Stock are entitled to receive $100.00 per share, plus any accrued and unpaid dividends (if any), prior to any distribution being made in respect of any other series of preferred stock or common stock.  Except as required by law, the Series A Preferred Stock is non-voting.  The Series A Preferred Stock does not have any special dividend rights, and is entitled to receive dividends only if declared by the the Company's Board of Directors.  The Company has the right to redeem the Series A Preferred Stock at any time upon a per share payment of $100.00 plus any accrued and unpaid dividends (if any).

10. Income Taxes

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

     Differences between the statutory Federal income tax rate and the effective tax rate as a percentage of pre-tax income are as follows:

	Year ended August 31,
	2006	2005	2004
Statutory rate	34.0%	(34.0%)	34.0%
State income taxes, net of federal benefit	5.8%	(5.8%)	5.8%
(Income)/loss on equity investment	0.7%	(2.8%)	(0.5%)
Nondeductible expenses	2.5%	0.0%	0.2%
Reconciliation of deferred tax asset to prior year actual	(20.7%)	0.0%	0.0%
Reconciliation of prepaid taxes and taxes payable to prior year actual	(2.2%)	0.0%	0.0%
Other	0.2%	(0.1%)	0.5%
Effective rate	20.3%	(42.7%)	40.0%

     The amount and expiration dates of net operating loss carry forwards are as follows:

Expiring August 31, 2015
Federal	$-
State	965,000

11. Employee Benefit Plans

     The Company has a 401(k) Savings Plan, whereby employees may make investments in various independently managed funds and Company stock. The Company may match employee contributions to this Plan on a discretionary basis or contribute on a profit sharing basis. The Company made no matching or profit sharing contributions to this Plan in fiscal 2006, 2005, or 2004.

12. Stock Options and Dividends

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

13. Leases

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

14. Employment Agreement

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

15. Operating Segments and Major Customers

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

16. Quarterly Results of Operations (Unaudited)

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

17. Subsequent Event

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

     Our accounting staff did not have significant recent experience in the closing procedures and  the disclosure issues related to our recent acquisitions. During the year ended August 31, 2006 we completed the acquisition of Designer Intimates and the Home Décor business of Taresha, LLC.  Those were the first acquisition transactions that we had completed in some time. In connection with those acquisitions, we were required to conduct additional financial procedures, including valuation analysis and goodwill impairment testing.  Those additional procedures and the unique accounting issues raised by those transactions, impacted our ability to timely process and report information.

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

3. The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K:

3.1	Articles of Incorporation of the Company, as amended (1)

3.2	Bylaws of the Company, as amended (2)

4.1	Certificate of Designation related to Series A Preferred Stock

10.1	Form of Indemnification Agreement for Officers and Directors (1)

10.2	Employment Agreement with Steven P. Wyandt (3)

10.3	Employment Agreement with Paul M. Wyandt (4)

10.4	Asset Purchase Agreement and related agreements between the Company and Design and Source Holding Company, Ltd. effective July 1, 1995 (5)

10.5	Stock Sale and Purchase Agreement dated October 24, 2005, between the Company and the shareholders of Designer Intimates, Inc. (6)

10.6	Acquistion Agreement dated as of June 23, 2006, between the Company and Impex, Inc. (7)

10.7	Amendment No. 1 to Acquistion Agreement dated as of June 23, 2006, between the Company and Impex, Inc. (8)

10.8	Asset Purchase Agreement dated as of June 24, 2006, between the Company and Taresha LLC(9)

(b) Exhibits and Reports on Form 8-K. None

Footnotes

(1)	Incorporated by reference from Registrant's Form 10-K filed on November 23, 1992 for the fiscal year ended August 31, 1992.

(2)	Incorporated by reference from Registrant's Form 10-K filed on November 23, 1988 for the fiscal year ended August 31, 1988.

(3)	Incorporated by reference in Schedule 13E-4 filed on August 18, 1998 and amendments related thereto.

(4)	Incorporated by reference from Registrant's Form 8-K filed on March 22, 2006.

(5)	Incorporated by reference from Registrant's Form 10-K filed on November 3, 1995 for the fiscal year ended August 31, 1995.

(6)	Incorporated by reference from Registrant's Form 8-K/A filed on January 10, 2006.

(7)	Incorporated by reference from Registrant's Registration Statement on Form S-3/A filed on September 15, 2006.

(8)	Incorporated by reference from Registrant's Form 8-K filed on August 8, 2006.

(9)	Incorporated by reference from Registrant's Preliminary Form 14A filed on November 7, 2006.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: October 26, 2007

NITCHES, INC.

By:	/s/ Steven P. Wyandt
Steven P. Wyandt, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Chief Executive Officer
(Principal Executive Officer), Chief
Financial Officer (Principal Financial
/s/	Steven P. Wyandt	Officer) and Director	October 26, 2007
Steven P. Wyandt

President, Chief Operating Officer
(Principal Operating Officer), and
/s/	Paul M. Wyandt	Director	October 26, 2007
Paul M. Wyandt

/s/	Eugene B. Price II	Director	October 26, 2007
Eugene B. Price II

/s/	Michael Sholtis	Director	October 26, 2007
Michael Sholtis

/s/	T. Jefferson Straub	Director	October 26, 2007
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

J.H. Cohn LLP [successor to Berenson LLP]

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

MOSS ADAMS LLP

Los Angeles, California
October 22, 2004

Schedule II

NITCHES, INC.

Valuation and Qualifying Accounts and Reserves

		Additions
	Balance at	Charged to	Charged to	Deductions (2)	Balance at
	Beginning	Costs and	Other		End of Year
	of Year	Expenses	Accounts (1)
Year ended August 31, 2004
Allowance for doubtful accounts & sales returns	$549,000	$330,000	-	$387,000	$492,000
Inventory markdown allowance	$140,000	$118,000	-	$173,000	$85,000

Year ended August 31, 2005
Allowance for doubtful accounts & sales returns	$492,000	$318,000	-	$538,000	$272,000
Inventory markdown allowance	$85,000	$61,000	-	$61,000	$85,000

Year ended August 31, 2006
Allowance for doubtful accounts & sales returns	$272,000	$242,000	$300,000	$171,000	$643,000
Inventory markdown allowance	$85,000	$117,000	$340,000	$154,000	$388,000

____________________

(1) Additions charged to other accounts reflect reserve balances acquired in the purchase of Designer Intimates on October 24, 2005.

(2) Deductions consist of amounts released from reserves due to either (a) a write-off of the underlying accounts receivable or inventory and the resulting loss having been charged directly to costs or expenses (b) with respect to accounts receivable, the recovery of monies owed and the elimination of related reserves or (c) with respect to inventory, a higher value having been realized upon disposition of marked down inventory and the subsequent elimination of related reserves.

EXHIBIT INDEX

Exhibit
Number		Exhibit
*	3.1	Articles of Incorporation of the Company, as amended (1)

*	3.2	Bylaws of the Company, as amended (2)

	4.1	Certificate of Designation related to Series A Preferred Stock

*	10.1	Form of Indemnification Agreement for Officers and Directors (1)

*	10.2	Employment Agreement with Steven P. Wyandt (3)

*	10.3	Employment Agreement with Paul M. Wyandt (4)

*	10.4	Asset Purchase Agreement and related agreements between the Company and Design and Source Holding Company, Ltd. effective July 1, 1995 (5)

*	10.5	Stock Sale and Purchase Agreement dated October 24, 2005, between the Company and the shareholders of Designer Intimates, Inc. (6)

*	10.6	Acquistion Agreement dated as of June 23, 2006, between the Company and Impex, Inc. (7)

*	10.7	Amendment No. 1 to Acquistion Agreement dated as of June 23, 2006, between the Company and Impex, Inc. (8)

*	10.8	Asset Purchase Agreement dated as of June 24, 2006, between the Company and Taresha LLC(9)

	31	Certification required under Section 302

	32	Certification required under Section 906

* Incorporated by reference