Form 10-Q/A
period 2006-11-30
NITCHES INC
filed 2007-10-26
CIK 772263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	November 30, 2006
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:_____________ to __________________

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

EXPLANATORY NOTE

     We filed our Quarterly Report on Form 10-Q for the period ended November 30, 2006 with the Securities and Exchange Commission on January 22, 2007 (the "Original Filing"). We filed an Amendment No. 1 on Form 10-Q/A for the period ended November 30, 2006 with the SEC on January 31, 2007 ("Amendment No. 1"). We are filing this Amendment No. 2 on Form 10-Q/A for the period ended November 30, 2006 to make certain revisions to "Item 1. Financial Statements" related to the following:

     (i) We are amending our disclosure with respect to our acquisition of Saguaro LLC to allocate the purchase price to the value of the trademarks acquired, rather than to goodwill. At the time of the acquisition, Saguaro's only assets were the trademarks "Saguaro" and "Saguaro West." The effect of this revision is a decrease in the dollar amount ascribed to "goodwill" for the period ended November 30, 2006 from $5,344,000 to $2,620,000 and an increase in the dollar amount ascribed to "other intangibles not subject to amortization" from $1,208,000 to $3,932,000, and other related adjustments.

     (ii) After filing Amendment No. 1 we reevaluated our methodology for recognizing and reporting stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123R (revised 2004), "Share-Based Payment." On August 21, 2007, we determined that due to the immediate vesting of 25% of all of the options granted during the period, we must recognize an expense equal to 25% of the fair value of the options granted in such period, rather than expensing these amounts ratably over the first year of the term of the options. As such, we are revising our disclosure with respect to stock-based compensation to reflect a revised stock-based compensation cost of approximately $199,000 for the three months ended November 30, 2007, which we previously reported as $49,000, and other related adjustments. Our audit committee has discussed this matter with our independent accountants.

     Although this report only revises the disclosures in "Item 1. Financial Statements" that are affected by the above discussed changes, we have presented our complete Quarterly Report on Form 10-Q.

     Pursuant to the rules of the Securities and Exchange Commission, we have included currently-dated certifications from our chief executive and financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

     Except as otherwise specifically noted, all information contained herein is as of November 30, 2006 and does not reflect events or changes that have occurred subsequent to that date. Accordingly, this report should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing. The filing of this report shall not be deemed an admission that the Original Filing or Amendment No. 1 when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

ITEM 1. Financial Statements

NITCHES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	November 30,	August 31,
	2006	2006
	(Unaudited)
Current assets:
Cash and cash equivalents	$724,000	$228,000
Receivables:
Due from factor, net	22,987,000	10,057,000
Trade receivables, net	203,000	484,000
Due from affiliates and employees	27,000	18,000
Total receivables	23,217,000	10,559,000

Inventories, less allowances	7,410,000	12,424,000
Deferred income taxes, current	587,000	587,000
Other current assets	562,000	628,000
Total current assets	32,500,000	24,426,000

Property and equipment, net	126,000	164,000
Goodwill	2,620,000	2,620,000
Intangibles, net	6,515,000	3,543,000
Other assets	28,000	31,000
	$41,789,000	$30,784,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to factor	$20,237,000	$9,676,000
Accounts payable	5,139,000	9,349,000
Accrued expenses	993,000	1,163,000
Note payable	250,000	513,000
Income taxes payable	1,030,000	89,000
Total current liabilities	27,649,000	20,790,000

Long term liabilities:
Deferred income taxes, non-current	736,000	736,000

Shareholders' equity:
Series A preferred stock, $100 par value; 25,000,000 shares authorized,
8,820 shares issued and outstanding	882,000	882,000
Common stock, no par value; 50,000,000 shares authorized;
5,253,507 shares issued and outstanding (4,653,507 - August 31, 2006)	7,873,000	5,143,000
Additional paid-in capital	199,000	-
Retained earnings	4,450,000	3,233,000
Total shareholders' equity	13,404,000	9,258,000
	$41,789,000	$30,784,000

The accompanying notes are an integral part of these consolidated financial statements.

NITCHES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	November 30,
	2006	2005
Net sales	$35,421,000	$14,715,000
Cost of goods sold	26,845,000	10,382,000
Gross profit	8,576,000	4,333,000

Selling, general and administrative expenses	6,119,000	3,037,000
Income from operations	2,457,000	1,296,000

Interest expense	(300,000)	(90,000)
Other income	-	1,000
Loss from equity investment	-	(11,000)
Income before income taxes	2,157,000	1,196,000

Provision for income taxes	940,000	676,000
Net income	$1,217,000	$520,000

Earnings per weighted average share:
Basic	$0.25	$0.14
Diluted	$0.24	$0.14
Weighted average shares outstanding:
Basic	4,904,056	3,739,002
Diluted	4,976,808	3,739,002

The accompanying notes are an integral part of these consolidated financial statements.

NITCHES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended
	November 30,
	2006	2005
Preferred stock
Balance, beginning of period	$882,000	$-
Preferred stock issued	-	882,000
Balance, end of period	882,000	882,000

Common stock and paid-in capital
Balance, beginning of period	5,143,000	1,495,000
Common stock issued	2,730,000	918,000
Stock-based compensation expense	199,000	-
Balance, end of period	8,072,000	2,413,000

Retained earnings
Balance, beginning of period	3,233,000	2,765,000
Net income	1,217,000	520,000
Balance, end of period	4,450,000	3,285,000
Total stockholders' equity	$13,404,000	$6,580,000

The accompanying notes are an integral part of these consolidated financial statements.

NITCHES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	November 30,
	2006	2005
Net income	$1,217,000	$520,000
Cash flows from operating activities:
Depreciation and amortization	113,000	35,000
Non-cash stock option compensation expense	199,000	-
Loss from investment in unconsolidated subsidiary	-	11,000
(Increase) decrease in due from factor	(12,930,000)	(10,629,000)
(Increase) decrease in trade receivables	272,000	275,000
(Increase) decrease in inventories	5,014,000	3,613,000
Decrease in refundable income taxes	-	(30,000)
(Increase) decrease in other assets	69,000	(10,000)
Decrease in accounts payable and accrued expenses	(4,380,000)	(3,511,000)
Increase in income taxes payables	941,000	740,000
Net cash used by operating activities	(9,485,000)	(8,986,000)

Cash flows from investing activities:
Capital expenditures	(17,000)	(17,000)
Cash used in transaction	(300,000)
Cash acquired in transaction	-	124,000
Net cash provided (used) by investing activities	(317,000)	107,000

Cash flows from financing activities:
Advances from factor	10,561,000	9,109,000
Payment of loan payable	(263,000)	-
Net cash provided by financing activities	$10,298,000	$9,109,000

Net increase in cash and cash equivalents	496,000	230,000
Cash and cash equivalents at beginning of period	228,000	192,000
Cash and cash equivalents at end of period	$724,000	$422,000

Supplemental disclosures of cash flow information:
Interest paid during the period	$298,000	$90,000

Non-cash investing activity:
Acquisition of remaining outstanding shares of subsidiary
Common stock issued	$2,730,000	$918,000
Series A preferred stock issued	-	882,000
	$2,730,000	$1,800,000

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

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except net income and per share amounts):

	Three Months Ended
	November 30,
	2006	2005
Numerator:
Net income	$1,217,000	$520,000
Denominator:
Weighted average shares outstanding	4,904,056	3,739,002
Effect of dilutive options	72,752	-
Denominator for diluted earnings per share	4,976,808	3,739,002
Basic earnings per share	$0.25	$0.14
Diluted earnings per share	$0.24	$0.14

NITCHES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statement (continued)

4. Inventories:

	November 30,	August 31,
	2006	2006
Fabric and trim	$566,000	$222,000
Work in progress	615,000	2,939,000
Finished goods	6,764,000	9,651,000
Markdown allowances	(535,000)	(388,000)
	$7,410,000	$12,424,000

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

8. Acquisition of Saguaro LLC:

     On October 24, 2006, Nitches completed its acquisition of the Saguaro® mark and related trademarks from Impex Inc., a leading manufacturer of branded and non-branded specialty, western and private-label women’s apparel. Nitches paid consideration of $3,030,000 to Impex in the form of 600,000 shares of Nitches common stock valued at $4.55 per share (based on the average closing price for the common stock for the ten trading days between June 7 and June 20, 2006, inclusive) and a $300,000 promissory note. The purchase price of $3,030,000 was allocated to the Saguaro® Mark and related trademarks. Since January 2005, the Company had been manufacturing and distributing Saguaro® apparel products to specialty and catalog retailers under the terms of a strategic alliance with Impex. Under this alliance, Nitches recorded the revenue from such sales and remitted royalties and design fees to Impex as part of its operating expenses. Due to the closing of the Acquisition Agreement, Nitches is not required to pay such fees to Impex as of January 1, 2006. Accordingly, profit margins for Saguaro® products are expected to increase.

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

Compensation Costs

     Results of operations for the three months ended November 30, 2006 include stock-based compensation costs of approximately $199,000 comprised of employee stock option grants. The Company had no stock options outstanding in the prior period.

     The total fair value of options vested is $199,000. After recording expense through November 30, 2006, there remains $598,000 of unrecognized compensation costs related to unvested stock options to be recognized over the next 3.75 years.

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

     The following assumptions were utilized for the calculations during the period:

Three months ended
November 30, 2006
Expected life (in years)	6.0
Expected volatility	64.6%
Risk-free interest rate	4.7%
Anticipated Dividend Yield	0.00%
Weighted-Average Grant-Date Fair Value of Options Granted	$2.61
Forfeiture Rate	0.00%

Stock Option and Warrant Activity

     Awards under the 2006 Equity Incentive Plan may be granted to any of our employees, directors or consultants or those of our affiliates. Awards may consist of stock options (both incentive stock options and non-statutory stock options), stock awards, stock appreciation rights and cash awards. As of November 30, 2006, options to purchase 305,000 shares of common stock have been granted under this plan to employees and all remain outstanding. We granted options to purchase 305,000 shares of common stock under this plan for the first three months of 2006 at an exercise price of $4.15 per share, which was the fair market value on the grant date. These options vest at a rate of 25% immediately upon grant date and 75% ratably per month over the 36 month service period commencing on the first anniversary of the grant date.

Summary of Stock Options

     A summary of options under our share-based compensation plan as of November 30, 2006, and the activity during the three months then ended, are as follows:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual
		Average	Term (in	Aggregate
	Shares	Exercise Price	Years)	Intrinsic Value
Options outstanding at August 31, 2006	0	$0.00
Options granted	305,000	$4.15
Options exercised	0	$0.00
Options forfeited	0	$0.00
Options outstanding at November 30, 2006	305,000	$4.15	9.75	$592,000
Options vested and exercisable at November 30, 2006	76,250	$4.15	9.75	$148,000

NITCHES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statement (continued)

10. Goodwill and Intangible Assets:

     Goodwill and Other Intangible Assets consisted of the following at November 30, 2006 and August 31, 2006:

	November 30,	August 31,
	2006	2006
Good will	$2,620,000	$2,620,000

Intangibles not subject to amortization	3,932,000	902,000
Intangibles subject to amortization	2,791,000	2,791,000
Accumulated amortization	(208,000)	(150,000)
Intangibles, net	$6,515,000	$3,543,000

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

12. Adjustments to Previously Issued Financial Statements

     After filing Amendment No. 1 to our Quarterly Report for the period ended November 30, 2006, we reevaluated our methodology for recognizing and reporting stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123R (revised 2004), "Share-Based Payment." On Awe determined that due to the immediate vesting of 25% of all of the options granted during the period, we must recognize an expense equal to 25% of the fair value of the options granted in such period, rather than expensing these amounts ratably over the first year of the term of the options. As such, the financial statements included in this report have been revised from the financial statements included in our previous filings relating to our quarter ended November 30, 2006. Such revisions reflect a stock-based compensation cost of approximately $199,000 for the three months ended November 30, 2007, which we previously reported as $49,000.

     We are also amending our disclosure with respect to our acquisition of Saguaro LLC to allocate the purchase price to the value of the trademarks acquired, rather than to goodwill. At the time of the acquisition, Saguaro's only assets were the trademarks "Saguaro" and "Saguaro West." The effect of this revision is to decrease the dollar amount ascribed to "goodwill" for the period ended November 30, 2006 from $5,344,000 to $2,620,000 and to increase the dollar amount ascribed to "Intangibles, net" from $1,208,000 to $3,932,000, and other related adjustments.

     The following financial statement line items for the period ended November 30, 2006 were affected by the adjustments discussed above:

Condensed Consolidated Balance Sheets (Unaudited) Three Months Ended November 30, 2006
	As Originally		Effect of
	Reported	As Adjusted	Change
ASSETS
Total Current assets	$32,500,000	$32,500,000	$-
Property and equipment, net	126,000	126,000	-
Goodwill	5,344,000	2,620,000	(2,724,000)
Intangibles, net	3,791,000	6,515,000	2,724,000
Other assets	28,000	28,000	-
	$41,789,000	$41,789,000	$-

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Due to factor	$20,237,000	$20,237,000	$-
Accounts payable	5,139,000	5,139,000	-
Accrued expenses	993,000	993,000	-
Note payable	250,000	250,000	-
Income taxes payable	1,088,000	1,030,000	(58,000)
Total current liabilities	27,707,000	27,649,000	(58,000)

Long term liabilities:
Deferred income taxes, non-current	736,000	736,000	-

Shareholders' equity:
Series A preferred stock, $100 par value; 25,000,000
shares authorized, 8,820 shares issued and outstanding	882,000	882,000	-
Common stock, no par value; 50,000,000 shares
authorized; 5,253,507 shares issued and outstanding
(4,653,507 - August 31, 2006)	7,873,000	7,873,000	-
Additional Paid-in-Capital	49,000	199,000	150,000
Retained earnings	4,542,000	4,450,000	(92,000)
Total shareholders' equity	13,346,000	13,404,000	58,000
	$41,789,000	$41,789,000	$-

Consolidated Statements Operations (Unaudited)
Three Months Ended November 30, 2006

	As Originally		Effect of
	Reported	As Adjusted	Change
Net Sales	$35,421,000	$35,421,000	$-
Cost of goods sold	26,845,000	26,845,000	-
Gross profit	8,576,000	8,576,000	-
Selling, general and administrative expenses	5,969,000	6,119,000	150,000
Income from operations	2,607,000	2,457,000	(150,000)
Interest expense	(300,000)	(300,000)	-
Other income	-	-	-
Loss from equity investment	-	-	-
Income before income taxes	2,307,000	2,157,000	(150,000)
Provision for income taxes	998,000	940,000	(58,000)
Net income	$1,309,000	$1,217,000	(92,000)
Earnings per weighted average share:
Basic	$0.27	$0.25	$(0.02)
Diluted	$0.26	$0.24	$(0.02)
Weighted average common shares outstanding
Basic	4,904,056	4,904,056	-
Diluted	4,976,808	4,976,808	-

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
Three Months Ended November 30, 2006

	As Originally		Effect of
	Reported	As Adjusted	Change
Preferred stock
Balance, beginning of period	$882,000	$882,000	$-
Preferred stock issued	-	-	-
Balance, end of period	882,000	882,000

Common stock and paid-in capital
Balance, beginning of period	5,143,000	5,143,000	-
Common stock issued	2,730,000	2,730,000	-
Stock-based compensation expense	49,000	199,000	150,000
Balance, end of period	7,922,000	8,072,000	150,000

Retained earning
Balance, beginning of period	3,233,000	3,233,000	-
Net income	1,309,000	1,217,000	(92,000)
Balance, end of period	4,542,000	4,450,000	(92,000)

Total stockholders’ equity	$13,346,000	$13,404,000	$58,000

Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended November 30, 2006
	As Originally		Effect of
	Reported	As Adjusted	Change
Net income	$1,309,000	$1,217,000	$(92,000)
Cash flows from operating activities:
Depreciation and amortization	113,000	113,000	-
Non-cash stock option compensation expense	49,000	199,000	150,000
Loss from investment in unconsolidated subsidiary	-	-	-
(Increase) decrease in due from factor	(12,930,000)	(12,930,000)	-
(Increase) decrease in trade receivables	272,000	272,000	-
(Increase) decrease in inventories	5,014,000	5,014,000	-
Decrease in refundable income taxes	-	-	-
(Increase) decrease in other assets	69,000	69,000	-
Decrease in accounts payable and accrued expenses	(4,380,000)	(4,380,000)	-
Increase in income taxes payables	999,000	941,000	(58,000)
Net cash provided (used) by operating activities	$(9,485,000)	$(9,485,000)	$-

Cash flows from investing activities:
Capital expenditures	(17,000)	(17,000)	-
Cash used in transaction	(300,000)	(300,000)	-
Cash acquired in transaction	-	-	-
Net cash provided (used) by investing activities	$(317,000)	$(317,000)	$-

Cash flows provided by financing activities:
Advances from factor	$10,561,000	$10,561,000	$-
Payment of loan payable	(263,000)	(263,000)	-
Net cash provided by financing activities	$10,298,000	$10,298,000	$-

Net increase in cash and cash equivalents	496,000	496,000	-
Cash and cash equivalents at beginning of period	228,000	228,000	-
Cash and cash equivalents at end of period	$724,000	$724,000	$-

Supplemental disclosures of cash flow information:
Interest paid during the period:	$298,000	$298,000	$-

Non-cash investing activity:
Acquisition of remaining outstanding shares of subsidiary
Common stock issued	$2,730,000	$2,730,000	$-
Series A preferred stock issued	-	-	-
	$2,730,000	$2,730,000	$-

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

     Selling, general and administrative expenses for the first quarter of fiscal 2006 increased $3.1 million as compared to a year ago, due primarily to the consolidation of selling, general and administrative costs for Designer Intimates and additional expenses related to the increased sales reported for the period. Expenses included $2.6 million of selling and merchandising expenses and $631,000 of shipping and warehousing expenses. This compares with $1.8 million of selling and merchandising expenses and $414,000 of shipping and warehousing expenses incurred during the quarter ended November 30, 2005. Expenses as a percent of net sales decreased to 17.3% from 20.6% in the prior period, due to the inclusion of higher sales from Designer Intimates and Home Décor at a correspondingly lower selling, general and administrative expense rate, as well as increased sales across the Company’s product lines.

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

     Working capital increased to $4.9 million at November 30, 2006 from $3.6 million at August 31, 2006 primarily due to the net income in the quarter. The increase in working capital coincides with increased accounts receivable and payable in conjunction with the increased revenue reported for the period. The current ratio remained constant at 1.18:1 at November 30, 2006 as compared to August 31, 2006.

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

NITCHES, INC.
Registrant

October 26, 2007	By:	/s/ Steven P. Wyandt
Steven P. Wyandt
As Principal Financial Officer and on
behalf of the Registrant

EXHIBIT INDEX

Exhibit
Number	Exhibit

31.1	Certification required under Section 302

32.1	Certification required under Section 906