Form 10-Q/A
period 2007-02-28
NITCHES INC
filed 2007-10-26
CIK 772263

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

EXPLANATORY NOTE

     We filed our Quarterly Report on Form 10-Q for the period ended February 28, 2007 with the Securities and Exchange Commission on April 12, 2007 (the "Original Filing"). We are filing this Amendment No. 1 on Form 10-Q/A for the period ended February 28, 2007 ("Amendment No. 1") to make certain revisions to "Item 1. Financial Statements" related to the following:

     (i) We are amending our disclosure with respect to our acquisition of Saguaro LLC to allocate the purchase price to the value of the trademarks acquired, rather than to goodwill. At the time of the acquisition, Saguaro's only assets were the trademarks "Saguaro" and "Saguaro West." The effect of this revision is to decrease the dollar amount ascribed to "goodwill" for the period ended February 28, 2007 from $5,344,000 to $2,620,000 and to increase the dollar amount ascribed to "other intangibles" from $3,733,000 to $6,457,000, and other related adjustments.

     (ii) After filing the Original Filing we reevaluated our methodology for recognizing and reporting stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123R (revised 2004), "Share-Based Payment." On August 21, 2007, we determined that due to the immediate vesting of 25% of all of the options granted during the period, we must recognize an expense equal to 25% of the fair value of the options granted in such period, rather than expensing these amounts ratably over the first year of the term of the options. As such, we are revising our disclosure with respect to stock-based compensation to reflect a revised stock-based compensation cost of approximately $301,000 for the six months ended February 28, 2007, which we previously reported as $119,000, and other related adjustments. This had the effect of increasing overall selling, general and administrative expenses for the period by $182,000 and increasing our net loss for the period by the same amount. Our audit committee has discussed this matter with our independent accountants.

     Although this Amendment No. 1 only revises the disclosures in "Item 1. Financial Statements" of the Original Filing that are affected by the above discussed changes, we have presented our complete Quarterly Report on Form 10-Q with this Amendment No. 1.

     Pursuant to the rules of the Securities and Exchange Commission, we have included currently-dated certifications from our chief executive and financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

     Except as otherwise specifically noted, all information contained herein is as of February 28, 2007 and does not reflect events or changes that have occurred subsequent to that date. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing. The filing of this Amendment No. 1 shall not be deemed an admission that the Original Filing when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NITCHES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28 , 2007	August 31, 2006
ASSETS	(Unaudited )
Current assets:
Cash and cash equivalents	$200,000	$228,000
Receivables:
Due from factor, net	10,072,000	10,057,000
Trade accounts, net	150,000	484,000
Due from affiliates and employees	22,000	18,000
Total receivables	10,244,000	10,559,000

Inventories, less allowances	10,639,000	12,424,000
Deferred income taxes, current	587,000	587,000
Other current assets	714,000	628,000
Total current assets	22,384,000	24,426,000

Property and equipment, net	76,000	164,000
Goodwill	2,620,000	2,620,000
Intangibles, net	6,457,000	3,543,000
Other assets	28,000	31,000
	$31,565,000	$30,784,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to factor	$10,345,000	$9,676,000
Accounts payable	6,009,000	9,349,000
Accrued expenses	954,000	1,163,000
Note payable	-	513,000
Income taxes payable	635,000	89,000
Total current liabilities	17,943,000	20,790,000

Long term liabilities:
Deferred income taxes, non-current	644,000	736,000

Shareholders' equity:
Series A preferred stock, $100 par value; 25,000,000 shares authorized,
8,820 shares issued and outstanding	882,000	882,000
Common stock, no par value; 50,000,000 shares authorized;
5,253,507 shares issued and outstanding (4,653,507 - August 31, 2006)	7,873,000	5,143,000
Additonal Paid-in-Capital	301,000
Retained earnings	3,922,000	3,233,000
Total shareholders' equity	12,978,000	9,258,000
	$31,565,000	$30,784,000

The accompanying notes are an integral part of these financial statements.

NITCHES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Net sales	$14,274,000	$12,314,000	$49,695,000	$27,029,000
Cost of goods sold	10,506,000	8,755,000	37,351,000	19,137,000
Gross profit	3,768,000	3,559,000	12,344,000	7,892,000
Selling, general and administrative expenses	4,536,000	3,250,000	10,653,000	6,287,000
Income (loss) from operations	(768,000)	309,000	1,691,000	1,605,000
Interest expense	(247,000)	(133,000)	(547,000)	(223,000)
Other income	-	-	-	1,000
Loss from equity investment	-	-	-	(11,000)
Income (loss) before income taxes	(1,015,000)	176,000	1,144,000	1,372,000
Provision (benefit) for income taxes	(485,000)	131,000	455,000	807,000
Net income (loss)	$(530,000)	$45,000	$689,000	$565,000
Earnings (loss) per weighted average share
Basic	$(0.10)	$0.01	$0.14	$0.15
Diluted	$(0.10)	$0.01	$0.13	$0.15
Weighted average common shares outstanding
Basic	5,253,507	4,053,507	5,077,816	3,895,385
Diluted	5,391,230	4,053,507	5,200,724	3,895,385

The accompanying notes are an integral part of these financial statements.

NITCHES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended
	February 28,
	2007	2006
Preferred stock
Balance, beginning of period	$882,000	$-
Preferred stock issued	-	882,000
Balance, end of period	882,000	882,000

Common stock and paid-in capital
Balance, beginning of period	5,143,000	1,495,000
Common stock issued	2,730,000	918,000
Stock-based compensation expense	301,000	-
Balance, end of period	8,174,000	2,413,000

Retained earnings
Balance, beginning of period	3,233,000	2,765,000
Net income	689,000	565,000
Balance, end of period	3,922,000	3,330,000

Total stockholders' equity	$12,978,000	$6,625,000

The accompanying notes are an integral part of these financial statements.

NITCHES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	February 28,
	2007	2006
Net income	$689,000	$565,000
Cash flows from operating activities:
Depreciation and amortization	225,000	120,000
Non-cash stock option compensation expense	301,000	-
Loss from investment in unconsolidated subsidiary	-	11,000
(Increase) decrease in receivables	315,000	(2,346,000)
Decrease in refundable income taxes	-	36,000
Decrease in inventories	1,785,000	369,000
Increase in other assets	(83,000)	(11,000)
Decrease in accounts payable and accrued expenses	(3,549,000)	(2,077,000)
Increase in income taxes payables	546,000	627,000
Decrease in deferred income taxes, non-current	(92,000)	-
Net cash provided (used) by operating activities	$137,000	$(2,706,000)

Cash flows from investing activities:
Acquisition cost of transaction	-	(95,000)
Capital expenditures	(21,000)	(25,000)
Cash (used) acquired in transaction	(300,000)	127,000
Net cash provided (used) by investing activities	$(321,000)	$7,000

Cash flows provided by financing activities:
Advances from factor	$669,000	$2,890,000
Payment of loan payable	$(513,000)	$-
Net cash provided by financing activities	$156,000	$2,890,000

Net increase (decrease) in cash and cash equivalents	(28,000)	191,000

Cash and cash equivalents at beginning of period	228,000	192,000
Cash and cash equivalents at end of period	$200,000	$383,000

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$546,000	$223,000
Income taxes	-	180,000

Non-cash investing activity:
Acquisition of subsidiaries
Common stock issued	$2,730,000	$918,000
Series A preferred stock issued	-	882,000
	$2,730,000	$1,800,000

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

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except net income and per share amounts):

	Three Months Ended			Six Months Ended
	February 28,			February 28,
	2007		2006	2007	2006
Numerator:
Net income (net loss)	$(530,000)		$45,000	$689,000	$565,000

Denominator:
Weighted average shares outstanding	5,253,507		4,053,507	5,077,816	3,895,385
Dilutive effect of options	137,723		-	122,908	-
Denominator for diluted earnings per share	5,391,230		4,053,507	5,200,724	3,895,385

Basic earnings (loss) per share	$(0.10)		$0.01	$0.14	$0.15
Diluted earnings (loss) per share	$(0.10)	*	$0.01	$0.13	$0.15

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

Compensation Costs

     Results of operations for the six months ended February 28, 2007 include stock-based compensation costs of approximately $301,000 comprised of employee stock option grants. We had no stock options outstanding in the prior period.

     The total fair value of options vested is $301,000. After recording expense through February 28, 2007, there remains $904,000 of unrecognized compensation costs related to unvested stock options to be recognized over the next 3.6 years.

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

     The following assumptions were utilized for the calculations during the period:

	Three months ended
	November 30,	February 28,
	2006	2007
Expected life (in years)	6	6
Expected volatility	64.60%	65.50%
Risk-free interest rate	4.68%	4.50%
Anticipated Dividend Yield	0.00%	0.00%
Weighted-Average Grant-Date Fair Value of
Options Granted	$2.61	$3.03
Forfeiture Rate	0.00%	0.00%

Stock Option and Warrant Activity

     Awards under our 2006 Equity Incentive Plan may be granted to any of our employees, directors or consultants or those of our affiliates. Awards may consist of stock options (both incentive stock options and non-statutory stock options), stock awards, stock appreciation rights and cash awards. As of February 28, 2007, options to purchase 440,000 shares of common stock have been granted under this plan to employees and all remain outstanding. In the first six months of fiscal 2007, we granted options to purchase 440,000 shares of common stock under this plan at an average exercise price of $4.35 per share. All options were issued with an exercise price equal to the fair market value on the grant date. All options vest at a rate of 25% immediately upon grant date and 75% ratably per month over the 36 month service period commencing on the first anniversary of the grant date.

Summary of Stock Options

     A summary of options under our share-based compensation plan as of February 28, 2007, and the activity during the six months then ended, are as follows:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual	Aggregate
		Average	Term	Intrinsic
	Shares	Exercise Price	(in Years)	Value
Options outstanding at August 31, 2006	-	-
Options granted	440,000	$4.35
Options exercised	-	-
Options forfeited	-	-
Options outstanding at February 28, 2007	440,000	$4.35	9.6	$458,000
Options vested and exercisable at February 28, 2007	110,000	$4.35	9.6	$114,000

NITCHES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statement (continued)

10. Goodwill and Intangible Assets:

     Goodwill and Other Intangible Assets consisted of the following at February 28, 2007 and August 31, 2006:

	February 28,	August 31,
	2007	2006
Good will	$2,620,000	$2,620,000

Intangibles not subject to amortization	3,932,000	902,000
Intangibles subject to amortization	2,791,000	2,791,000
Accumulated amortization	(266,000)	(150,000)
Intangibles, net	$6,457,000	$3,543,000

     Goodwill represents the excess purchase price over the fair value of the net assets acquired in connection with our acquisition of Designer Intimates, Inc., which is not subject to amortization. Intangibles not subject to amortization are comprised of assets purchased in the acquisitions of Designer Intimates, Inc. and Saguaro LLC, including trademarks that do not have a finite life. In accordance with SFAS 142, these assets will be tested for impairment on an annual basis and between annual tests in certain instances (see Valuation of Goodwill, Long-lived Assets and Intangible Assets). Intangibles subject to amortization includes the sleepwear license for Crabtree & Evelyn, the customer lists of Designer Intimates and the home décor license for Bill Blass. The estimated amortization expense for each of the ensuing years through August 31, 2011 is $117,000, $234,000, $234,000, and $217,000 respectively. In accordance with SFAS 142 intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable.

11. New Accounting Pronouncements:

     The FASB did not issue any new Statements of Financial Accounting Standards during the current period that were applicable to us.

12. Adjustments to Previously Issued Financial Statements

     After filing our Quarterly Report for the quarter ended February 28, 2007, we reevaluated our methodology for recognizing and reporting stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123R (revised 2004), "Share-Based Payment." On August 21, 2007, we determined that due to the immediate vesting of 25% of all of the options granted during the period, we must recognize an expense equal to 25% of the fair value of the options granted in such period, rather than expensing these amounts ratably over the first year of the term of the options. As such, the financial statements included in this report have been revised from the financial statements included in our previous filings relating to our quarter ended February 28, 2007. Such revisions reflect a stock-based compensation cost of approximately $301,000 for the six months ended February 28, 2007, which we previously reported as $119,000.

     We are also amending our disclosure with respect to our acquisition of Saguaro LLC to allocate the purchase price to the value of the trademarks acquired, rather than to goodwill. At the time of the acquisition, Saguaro's only assets were the trademarks "Saguaro" and "Saguaro West." The effect of this revision is to decrease the dollar amount ascribed to "goodwill" for the period ended February 28, 2007 from $5,344,000 to $2,620,000 and to increase the dollar amount ascribed to "Intangibles, net" from $3,733,000 to $6,457,000 and other related adjustments.

     The following financial statement line items for the period ended February 28, 2007 were affected by the adjustments discussed above:

Condensed Consolidated Balance Sheets (Unaudited)
Three Months Ended February 28, 2007
	As Originally		Effect of
	Reported	As Adjusted	Change
ASSETS
Total Current assets	$22,384,000	$22,384,000	$-
Property and equipment, net	76,000	76,000	-
Goodwill	5,344,000	2,620,000	(2,724,000)
Intangibles, net	3,733,000	6,457,000	2,724,000
Other assets	28,000	28,000	-
	$31,565,000	$31,565,000	$-

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Due to factor	$10,345,000	$10,345,000	$-
Accounts payable	6,009,000	6,009,000	-
Accrued expenses	954,000	954,000	-
Note payable	-	-	-
Income taxes payable	708,000	635,000	(73,000)
Total current liabilities	18,016,000	17,943,000	(73,000)
Long term liabilities:
Deferred income taxes, non-current	644,000	644,000	-
Shareholders' equity:
Series A preferred stock, $100 par value; 25,000,000
shares authorized, 8,820 shares issued and outstanding	882,000	882,000	-
Common stock, no par value; 50,000,000 shares
authorized; 5,253,507 shares issued and outstanding
(4,653,507 - August 31, 2006)	7,873,000	7,873,000	-
Additional Paid-in-Capital	119,000	301,000	182,000
Retained earnings	4,031,000	3,922,000	(109,000)
Total shareholders' equity	12,905,000	12,978,000	73,000
	$31,565,000	$31,565,000	$-

Consolidated Statements Operations (Unaudited)
Three Months Ended February 28, 2007
	As Originally		Effect of
	Reported	As Adjusted	Change
Net Sales	$14,274,000	$14,274,000	$-
Cost of goods sold	10,506,000	10,506,000	-
Gross profit	3,768,000	3,768,000	-
Selling, general and administrative expenses	4,502,000	4,536,000	34,000
Income (loss) from operations	(734,000)	(768,000)	(34,000)
Interest expense	(247,000)	(247,000)	-
Other income	-	-	-
Loss from equity investment	-	-	-
Income (loss) before income taxes	(981,000)	(1,015,000)	(34,000)
Provision (benefit) for income taxes	(470,000)	(485,000)	(15,000)
Net income (loss)	$(511,000)	$(530,000)	(19,000)
Earnings (loss) per weighted average share
Basic	$(0.10)	$(0.10)	$-
Diluted	$(0.10)	$(0.10)	$-
Weighted average common shares outstanding
Basic	5,253,507	5,253,507	-
Diluted	5,391,230	5,391,230	-

Consolidated Statements Operations (Unaudited)
Six Months Ended February 28, 2007
	As Originally		Effect of
	Reported	As Adjusted	Change
Net Sales	$49,695,000	$49,695,000	$-
Cost of goods sold	37,351,000	37,351,000	-
Gross profit	12,344,000	12,344,000	-
Selling, general and administrative expenses	10,471,000	10,653,000	182,000
Income (loss) from operations	1,873,000	1,691,000	(182,000)
Interest expense	(547,000)	(547,000)	-
Other income	-	-	-
Loss from equity investment	-	-	-
Income(loss) before income taxes	1,326,000	1,144,000	(182,000)
Provision (benefit) for income taxes	528,000	455,000	(73,000)
Net income (loss)	$798,000	$689,000	(109,000)
Earnings (loss) per weighted average shares
Basic	$0.16	$0.14	$0.02
Diluted	$0.15	$0.13	$0.02
Weighted average common shares outstanding
Basic	5,077,816	5,077,816	-
Diluted	5,200,724	5,200,724	-

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
Six Months Ended February 28, 2007

	As Originally		Effect of
	Reported	As Adjusted	Change
Preferred stock
Balance, beginning of period	$882,000	$882,000	$-
Preferred stock issued	-	-	-
Balance, end of period	882,000	882,000

Common stock and paid-in capital
Balance, beginning of period	5,143,000	5,143,000	-
Common stock issued	2,730,000	2,730,000	-
Stock-based compensation expense	119,000	301,000	182,000
Balance, end of period	7,992,000	8,174,000	-

Retained earning
Balance, beginning of period	3,233,000	3,233,000	-
Net income	798,000	689,000	(109,000)
Balance, end of period	4,031,000	3,922,000	-

Total stockholders’ equity	$12,905,000	$12,978,000	$73,000

Condensed Consolidated Statements Of Cash Flows (Unaudited)
Six Months Ended February 28, 2007

	As Originally		Effect of
	Reported	As Adjusted	Change
Net income	$798,000	$689,000	$(109,000)
Cash flows from operating activities:
Depreciation and amortization	225,000	225,000	-
Non-cash stock option compensation expense	119,000	301,000	182,000
Loss from investment in unconsolidated subsidiary	-	-	-
(Increase) decrease in receivables	315,000	315,000	-
Decrease in refundable income taxes	-	-	-
Decrease in inventories	1,785,000	1,785,000	-
Increase in other assets	(83,000)	(83,000)	-
Decrease in accounts payable and accrued expenses	(3,549,000)	(3,549,000)	-
Increase in income taxes payables	619,000	546,000	(73,000)
Decrease in deferred income taxes, non-current	(92,000)	(92,000)	-
Net cash provided (used) by operating activities	$137,000	$137,000	$-

Cash flows from investing activities:
Acquisition cost of transaction	-	-	-
Capital expenditures	(21,000)	(21,000)	-
Cash (used) acquired in transaction	(300,000)	(300,000)	-
Net cash provided (used) by investing activities	$(321,000)	$(321,000)	$-

Cash flows provided by financing activities:
Advances from factor	$669,000	$669,000	$-
Payment of loan payable	$(513,000)	$(513,000)	$-
Net cash provided by financing activities	$156,000	$156,000	$-

Net increase (decrease) in cash and cash equivalents	(28,000)	(28,000)	-

Cash and cash equivalents at beginning of period	228,000	228,000	-
Cash and cash equivalents at end of period	$200,000	$200,000	$-

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$546,000	$546,000	$-
Income taxes	-	-	-

Non-cash investing activity:
Acquisition of subsidiaries
Common stock issued	$2,730,000	$2,730,000	$-
Series A preferred stock issued	-	-	-
	$2,730,000	$2,730,000	$-

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

     Selling, general and administrative expenses for the first half of fiscal 2007 was $10.7 million an increase of $4.4 million as compared to the same period a year ago. The increase was due primarily to the consolidation of selling, general and administrative costs for Designer Intimates, Inc., which was acquired in October 2005. Selling, general and administrative expenses for the period included $4.9 million of selling and merchandising expenses and $1.3 million of shipping and warehousing expenses. This compares with $2.8 million of selling and merchandising expenses and $923,000 of shipping and warehousing expenses incurred during the six months ended February 28, 2006. Selling, general and administrative expenses as a percent of net sales decreased to 21.4% from 23.3% in the prior period, due to the inclusion of higher sales from Designer Intimates at a correspondingly lower selling, general and administrative expense rate.

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

     Selling, general and administrative expenses for the three months ended February 28, 2007 were $4.5 million, an increase of $1.3 million as compared to a year ago. The increase was due to increased selling, general and administrative costs as a result of our acquisition of the home décor product line from Taresha LLC as of July 1, 2006, and the acquisition of the Saguaro® mark and related trademarks from Impex Inc. on October 24, 2006. Selling, general and administrative expenses for the period included $1.9 million of selling and merchandising expenses and $634,000 of shipping and warehousing expenses. This compares with $1.2 million of selling and merchandising expenses and $509,000 of shipping and warehousing expenses incurred during the three months ended February 28, 2006. Selling, general and administrative expenses as a percent of net sales increased to 31.8% from 26.4% in the prior period, due to the inclusion of selling, general and administrative expenses associated with the home décor product line and Saguaro acquisitions during a period of seasonally low sales volume for these product lines.

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

Liquidity and Capital Resources

     Working capital at February 28, 2007 was $4.4 million and increase of $0.8 million from $3.6 million at August 31, 2006. Our current ratio increased to 1.24:1 at February 28, 2007 from 1.25:1 at August 31, 2006. This slight increase resulted primarily from a reduction in current liabilities partially offset by a reduction in inventory.

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

  Reallocating accounting duties. We reallocated several duties associated with closing quarterly financial results away from our chief executive officer and chief financial officer to reduce our dependence on the availability of that officer in order to compile our financial information.

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