Form 10-Q/A
period 2007-05-31
NITCHES INC
filed 2007-10-26
CIK 772263

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

EXPLANATORY NOTE

We filed our Quarterly Report on Form 10-Q for the period ended May 31, 2007 with the Securities and Exchange Commission on July 23, 2007 (the "Original Filing").  We filed an Amendment No. 1 on Form 10-Q/A for the period ended May 31, 2007 with the Securities and Exchange Commission on July 24, 2007 ("Amendment No. 1") to amend certain disclosures with respect to changes in our internal controls over financial reporting under Item 4(b).

In the Original Filing and in Amendment No. 1, we indicated that we had determined that our 2006 income tax provision included the correction of an error in the income tax provision for 2005, and further determined that correction of the error from 2005 should have been recorded as an adjustment to the 2005 financial statements, rather than as an adjustment to the tax provision for 2006. We also stated that we intend to file an amendment to our Annual Report on Form 10-K for the year ended August 31, 2006 to reflect this adjustment.

After further analysis, we determined that although there was an error in the calculation of the income tax provision for 2005, correcting the issue would not be material to our operating results.  The correction, if made, would reduce net income for 2006 by $103,000 and correspondingly reduce the net loss recorded in 2005 by the same amount.  While the changes to our fiscal 2006 financial statements would be quantitatively significant when measured as a percentage of net income (the effect on our statement of operations would be to reduce our net income from $468,000 or $0.11 per share to $365,000 or $0.09 per share, a percentage change of 22.0%), the significance is largely attributable to the nominal amount of net income recorded in the period.  We believe that it is not quantitatively significant when compared to the overall scale of our financial position or results of operation.  Also, we do not believe that the change would be material from a qualitative standpoint.  During 2006 we completed three acquisitions that had a significant impact on our operations in 2006 and are expected to have a larger impact on our operations for 2007.  We believe that investors who are evaluating our stock will be concerned with a multitude of factors such as financial position, gross profit margin, new product initiatives, and integration of acquisitions.  Based on this analysis, we do not believe that change is material from a quantitative or qualitative standpoint, and accordingly do not intend to amend and restate our financial statements for the year ended August 31, 2006.  Our audit committee has discussed this matter with our independent accountants.

Accordingly, this Amendment No. 2 on Form 10-Q/A for the period ended May 31, 2007 ("Amendment No. 2") is being filed to make the following changes to the following sections of Amendment No. 1:

(i)  Item 1. Financial Statements.  We have amended our Condensed Consolidated Statement of Changes in Shareholders' Equity to remove a $103,000 prior period adjustment to our retained earnings as of the nine months ended May 31, 2006.

(ii)  Note 11 Item 1. Financial Statements.  We are expanding our discussion concerning the terms for vesting of our outstanding stock options.

(iii)  Note 15 to Item 1. Financial Statements.  We have deleted Note 15 to Item 1. Financial Statements with respect to pending restatements.  As discussed above, we have determined not to restate our Annual Report on 10-K for the year ended August 31, 2006.  In addition, we have now filed amendments to our Quarterly Reports on Form 10-Q for each of the quarters ended November 30, 2006 and February 28, 2007 to recognize an immediate expense related to stock based compensation rather than expensing the amounts ratable over the first year of the term of the options.

This Amendment No. 2 revises the items discussed above, solely as a result of, and to reflect, the impact of the items discussed in this Explanatory Note. While we have presented our complete Quarterly Report on Form 10-Q in this Amendment No. 2, other than the items discussed above, our Quarterly Report on Form 10-Q remains unchanged from Amendment No 1.

Pursuant to the rules of the Securities and Exchange Commission, we have included currently-dated certifications from our Chief Executive and Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as otherwise specifically noted, all information contained herein is as of May 31, 2007 and does not reflect events or changes that have occurred subsequent to that date.  Accordingly, this Amendment No. 2 should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing. The filing of this Amendment No. 2 shall not be deemed an admission that the Original Filing or Amendment No. 1 when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

NITCHES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Nine Months Ended
	May 31,
	2007	2006
Preferred stock
Balance, beginning of period	$882,000	$-
Preferred stock issued	-	882,000
Balance, end of period	882,000	882,000

Common stock
Balance, beginning of period	5,143,000	1,495,000
Common stock issued	4,230,000	918,000
Balance, end of period	9,373,000	2,413,000

Paid-in capital
Balance, beginning of period	301,000	-
Stock-based compensation expense	-	-
Balance, end of period	301,000	-

Retained earnings
Balance, beginning of period	3,233,000	2,765,000
Net income	249,000	598,000
Balance, end of period	3,482,000	3,363,000

Total shareholders' equity	$14,038,000	$6,658,000

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