Form 10-K/A
period 2006-08-31
NITCHES INC
filed 2007-12-05
CIK 772263

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 3

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

EXPLANATORY NOTE

     We filed our Annual Report on Form 10-K for the year ended August 31, 2006 with the Securities and Exchange Commission on December 14, 2006 (the "Original Filing").  We subsequently filed two amendments to the Original Filing, the first filed on January 31, 2007 ("Amendment No. 1") and the second filed on October 26, 2007 ("Amendment No. 2").  This Amendment No. 3 on Form 10-K/A for the year ended August 31, 2006 is being filed solely to revise the Reports of Independent Registered Public Accounting Firm signed by J.H. Cohn LLP [successor to Berenson LLP], which were included in Amendment No. 2.  As revised and as included in this Amendment No. 3, such reports are signed by Berenson LLP.

     While we have presented our complete Annual Report on Form 10-K in this Amendment No. 3, other than as discussed above, our Annual Report on Form 10-K remains unchanged from Amendment No 2.

     Pursuant to the rules of the Securities and Exchange Commission, we have included currently-dated certifications from our Chief Executive and Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

     Except as otherwise specifically noted, all information contained herein is as of August 31, 2006 and does not reflect events or changes that have occurred subsequent to that date.  Accordingly, this Amendment No. 3 should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing. The filing of this Amendment No. 3 shall not be deemed an admission that the Original Filing, Amendment No. 1 or Amendment No. 2 when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

3. The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K:

3.1	Articles of Incorporation of the Company, as amended (1)

3.2	Bylaws of the Company, as amended (2)

4.1	Certificate of Designation related to Series A Preferred Stock (10)

10.1	Form of Indemnification Agreement for Officers and Directors (1)

10.2	Employment Agreement with Steven P. Wyandt (3)

10.3	Employment Agreement with Paul M. Wyandt (4)

10.4	Asset Purchase Agreement and related agreements between the Company and Design and Source Holding Company, Ltd. effective July 1, 1995 (5)

10.5	Stock Sale and Purchase Agreement dated October 24, 2005, between the Company and the shareholders of Designer Intimates, Inc. (6)

10.6	Acquistion Agreement dated as of June 23, 2006, between the Company and Impex, Inc. (7)

10.7	Amendment No. 1 to Acquistion Agreement dated as of June 23, 2006, between the Company and Impex, Inc. (8)

10.8	Asset Purchase Agreement dated as of June 24, 2006, between the Company and Taresha LLC(9)

31	Certification required under Section 302

32	Certification required under Section 906

(b) Exhibits and Reports on Form 8-K. None

Footnotes

(1)	Incorporated by reference from Registrant's Form 10-K filed on November 23, 1992 for the fiscal year ended August 31, 1992.

(2)	Incorporated by reference from Registrant's Form 10-K filed on November 23, 1988 for the fiscal year ended August 31, 1988.

(3)	Incorporated by reference in Schedule 13E-4 filed on August 18, 1998 and amendments related thereto.

(4)	Incorporated by reference from Registrant's Form 8-K filed on March 22, 2006.

(5)	Incorporated by reference from Registrant's Form 10-K filed on November 3, 1995 for the fiscal year ended August 31, 1995.

(6)	Incorporated by reference from Registrant's Form 8-K/A filed on January 10, 2006.

(7)	Incorporated by reference from Registrant's Registration Statement on Form S-3/A filed on September 15, 2006.

(8)	Incorporated by reference from Registrant's Form 8-K filed on August 8, 2006.

(9)	Incorporated by reference from Registrant's Preliminary Form 14A filed on November 7, 2006.

(10)	Incorporated by reference from Registrant's Form 10-K/A filed on October 26, 2007.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: December 5, 2007

NITCHES, INC.

By:	/s/ Steven P. Wyandt
Steven P. Wyandt, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Chief Executive Officer
(Principal Executive Officer), Chief
Financial Officer (Principal Financial
/s/	Steven P. Wyandt	Officer) and Director	December 5, 2007
Steven P. Wyandt

President, Chief Operating Officer
(Principal Operating Officer), and
/s/	Paul M. Wyandt	Director	December 5, 2007
Paul M. Wyandt

/s/	Eugene B. Price II	Director	December 5, 2007
Eugene B. Price II

/s/	Michael Sholtis	Director	December 5, 2007
Michael Sholtis

/s/	T. Jefferson Straub	Director	December 5, 2007
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

EXHIBIT INDEX

Exhibit
Number		Exhibit
*	3.1	Articles of Incorporation of the Company, as amended (1)

*	3.2	Bylaws of the Company, as amended (2)

*	4.1	Certificate of Designation related to Series A Preferred Stock (10)

*	10.1	Form of Indemnification Agreement for Officers and Directors (1)

*	10.2	Employment Agreement with Steven P. Wyandt (3)

*	10.3	Employment Agreement with Paul M. Wyandt (4)

*	10.4	Asset Purchase Agreement and related agreements between the Company and Design and Source Holding Company, Ltd. effective July 1, 1995 (5)

*	10.5	Stock Sale and Purchase Agreement dated October 24, 2005, between the Company and the shareholders of Designer Intimates, Inc. (6)

*	10.6	Acquistion Agreement dated as of June 23, 2006, between the Company and Impex, Inc. (7)

*	10.7	Amendment No. 1 to Acquistion Agreement dated as of June 23, 2006, between the Company and Impex, Inc. (8)

*	10.8	Asset Purchase Agreement dated as of June 24, 2006, between the Company and Taresha LLC(9)

	31	Certification required under Section 302

	32	Certification required under Section 906

* Incorporated by reference