Form 10-K
period 2007-08-31
NITCHES INC
filed 2007-12-21
CIK 772263

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to______.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

As of November 30, 2007, 5,659,644 shares of the Registrant’s common stock were outstanding.

The aggregate market value of all equity securities held by non-affiliates of the registrant as of the last business day of the most recently completed second fiscal quarter (February 28, 2007) based on the closing price of the registrant’s stock in the NASDAQ Capital Market on that date was $28,316,403.

PART I

Item 1 - Business

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

Statements in this annual report on Form 10-K including statements under the caption "Business", as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to differ materially from forecasted results. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. These risks and other factors include those listed under “Risk Factors” and elsewhere in this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on any forward-looking statements as they reflect our management’s view only as of the date of this report. We will not update any forward-looking statements to reflect events or circumstances that occur after the date on which such statement is made.

General

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

Recent Developments

     We have engaged in several recent business or asset acquisitions:

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

     (2) On July 1, 2006 we acquired the home décor product line of Taresha LLC (“Taresha”). Home décor products include candles, candle holders and other home decorating accessories. We paid $2,730,000 in the form of 600,000 restricted shares of our common stock valued at $4.55 per share (based on the average closing price for our common stock for the ten trading days between June 7 and June 20, 2006, inclusive). Home décor products are sold under the Bill Blass® and Newport Blue® brands primarily to the same retailers to which we sell our apparel products. The purchase added new sources of revenue and diversified our product offerings to retailers beyond apparel.

     (3) On October 24, 2006, we completed our acquisition of the Saguaro® mark and related trademarks from Impex Inc., a leading manufacturer of branded and non-branded specialty, western and private-label women's apparel. We paid consideration of $3,030,000 to Impex in the form of 600,000 restricted shares of our common stock valued at $4.55 per share (based on the average closing price for our common stock for the ten trading days between June 7 and June 20, 2006, inclusive) and a $300,000 promissory note. Since January 2005, we had been manufacturing and distributing Saguaro® apparel products to specialty and catalog retailers under the terms of a strategic alliance with Impex. Under this alliance, we recorded the revenue from such sales and remitted royalties and design fees to Impex as part of our operating expenses. As a result of this acquisition, we no longer pay royalties and design fees to Impex.

     In addition, during the year ended August 31, 2007 we completed two financing transactions:

     (1) On April 27, 2007, pursuant to the terms of a stock purchase agreement we issued to Sojitz Corporation, a Japanese corporation, 406,137 restricted shares of our common stock for $1.5 million. The number of shares of our common stock issued under the agreement was determined by (i) dividing $1.5 million by $3.88, which was the average of the closing prices of a share of our common stock on the NASDAQ Capital Market for the 10 trading days that immediately preceded the closing date, plus (ii) an additional number of shares determined by multiplying that number of shares calculated in (i) by 5%. Concurrently with the execution of the stock purchase agreement, we entered into a manufacturing agreement with Sojitz pursuant to which Sojitz agreed to manufacture products on our behalf.

     (2) On June 21, 2007, we entered into a Securities Purchase Agreement with Birchten Investments, Ltd., an unaffiliated institutional investor, and Granite Financial Group, LLC, an unaffiliated investment bank, for the sale of 12.0% Subordinated Convertible Debentures and Common Stock Purchase Warrants. We refer to this transaction as our June 2007 Private Placement. In this transaction, we issued an aggregate of $3.15 million principal amount of debentures and warrants to purchase up to 577,500 shares of our common stock in exchange for net proceeds of $2.95 million, after deduction of fees and expenses. Interest on the debentures accrues at the rate of 12% per annum and is payable quarterly on February 28, May 31, August 31, and November 30, commencing on August 31, 2007. The debentures are due December 31, 2009. The warrants are exercisable at any time within five years from the date of issuance at an exercise price of $4.12 per share, subject to adjustment, including full-ratchet anti-dilution protection.

     Furthermore, on June 1, 2007 we took possession of 76,000 square feet of warehouse space in Reno, Nevada under the terms of a 5 year lease. This facility is intended to primarily handle distribution of our sleepwear and home décor products as well as seasonal overflow of products historically shipped from our San Diego location. Our Reno warehouse replaced approximately 70,000 square feet of warehouse we had utilized in Bayonne, New Jersey through a service agreement with a third party logistics provider. Key logistics personnel from the third party operation were hired and relocated from Bayonne to Reno to form the nucleus of the permanent staff that manages and operates our Reno facility.

Product Development and Design

     Our in-house design and merchandising staff develops high quality lines of clothing for each of our brands. Using computer-based design and illustration technology, designers create original garment bodies (styles) with unique fabric prints and designs. From time to time we also incorporate prints and concepts purchased from freelance artists and independent design services. The use of advanced design tools allows us to simulate a wide variety of product for development and presentation to retailers on printed storyboards and in catalogs. The time and expense of sample production is thereby avoided or reduced as merchandisers narrow and refine product lines.

     We respond to frequent style changes in women's and men’s clothing by maintaining a program of evaluating current trends in style and fabric. In an effort to continually stay abreast of fashion trends, Company representatives shop at department and specialty stores in the United States, Europe, Japan and other countries that are known to sell merchandise with advanced styling direction. We may also seek input from selected customers and other industry resources. Design teams then select styles, fabrics, and colors that interpret current fashion trends for their respective product lines.

     Retail store buyers may also provide specifications to us or may select for sale through their private label apparel programs styles from product lines our designers have developed. We then manufacture and import these goods which are generally sold under a label owned by or exclusive to a retailer. Retailers rely on our established reputation for arranging for foreign manufacture on a reliable, expeditious and cost-effective basis.

Sources of Supply

     Over 96% of the garments we sell are manufactured abroad. Contracting with foreign manufacturers enables us to take advantage of prevailing lower labor rates, with the consequent ability to produce a quality garment that can be retailed in the popular, value and moderate price ranges. We arrange for the production of garments with suppliers on a purchase order basis, with each order generally backed by an irrevocable letter of credit. We do not have any long-term contractual commitments with manufacturers. This provides us with flexibility in the selection of manufacturers for future production of goods. We believe that we could replace the loss of any particular manufacturer in any country within a reasonable time period.

     As a result of import restrictions on certain garments imposed by bilateral trade agreements between the United States and certain foreign countries, we have sought diversity in the number of countries in which we have manufacturing arrangements. The percentage of total purchases from particular countries varies from period to period based upon quota availability and price considerations. We have arranged, and will continue to arrange, for production in the United States when economically feasible to meet specific needs.

     The following table shows the percentage of the Company's total purchases, not including freight charges, duties and commissions, from each country for the years ended August 31, 2007, 2006, and 2005.

Percent of Total Purchases by Country
	Year ended August 31,
	2007	2006	2005
China	56.2	22.7	2.7
Pakistan	10.3	7.8	16.4
Hong Kong	7.9	9.3	15.4
Turkey	6.3	13.3	-
India	5.3	9.7	16.7
Macau	4.2	13.7	-
United States	3.2	1.8	4.9
Sri Lanka	1.8	2.3	5.7
Countries <1.0% each in the current year	4.8	19.4	38.2
	100.0	100.0	100.0

     We own 100% of the outstanding capital stock of Nitches Far East Ltd., a Hong Kong corporation that performs production coordination, quality control and sample production services for the Company. Furthermore, we work with independent agents specializing in sourcing and production control in Cambodia, China, India, Pakistan, Sri Lanka and Turkey. We do not, and our subsidiary does not, perform material manufacturing or maintain significant assets outside the United States.

     In some cases, the manufacturer or agent with whom we contract for production may subcontract work. Most of the listed countries have numerous suppliers that have the technical capability to manufacture the type of garments we sell. The availability of alternate sources tends to offset the risk associated with the loss of a major manufacturer.

     We believe that the production capacity of foreign manufacturers with which we have developed, or are developing, a relationship is adequate to meet our production requirements for the foreseeable future. However, because of existing and potential import restrictions, we continue to attempt to diversify our sources of supply.

     When management believes, based on previous experience and market performance, that additional orders for certain garments will be received, we may place production runs in amounts in excess of firm customer orders. This may allow us to achieve overall lower costs as well as to be able to respond more quickly to customer delivery requirements. However, we bear the consequent risk if garments purchased in advance of receipt of customer purchase orders do not sell.

Raw Materials

     The clothing we sell is made of l00% cotton, cotton blends, polyester, rayon and leather fabrics. All of these fabrics are readily available in most countries in which we contract for production and are easily imported to those countries that do not have an internal supply of such fabric. The majority of the fabrics that we use comes from multiple sources of supply in many countries including China, Pakistan and India. We are not dependent on a single source of supply for fabric that is not readily replaceable.

Quality Control

     Company representatives regularly visit manufacturers to inspect garments and monitor production facilities in order to assure timely delivery, maintain quality control and issue inspection certificates. Furthermore, through these representatives and independent inspectors from major retailers, we ensure that the factories we use for production adhere to policies consistent with prevailing labor laws. A sample of garments from a percentage of each production run is inspected before each shipment. Letters of credit we arrange require, as a condition to the release of funds to the supplier, that a representative of the Company sign an inspection certificate.

Marketing and Distribution

     We sell our products through an established sales network consisting of both in-house sales personnel and independent sale representatives. We do not generally advertise, although customers sometimes feature our products in their advertisements. Employees in our showrooms in New York City, Dallas and Los Angeles represent us in soliciting orders nationally. In addition, our senior managers have primary responsibility for sales to certain key accounts. Our products are also marketed by 54 independent commissioned sales representatives.

     The presence of a national brand has emerged as a principle factor in apparel buying decisions. In response, we have sought ownership or control of recognized brands for the categories of apparel that we distribute. We market sleepwear, robes, loungewear, and daywear under the following brands: Derek Rose®, Princesse tam tam®, Crabtree & Evelyn®, Disney Couture®, The Anne Lewin® Collection, The Bill Blass® Lifestyle Collection, The Claire Murray® Collection and Gossard®. We design and distribute men’s casual wear and performance apparel under the Nat Nast®, Newport Blue®, Dockers®, The Skins Game® and ZOIC® labels through agreements with third parties. We distribute women’s western wear shirts under our own labels Adobe Rose® and Southwest Canyon®. Western jeans are sold under the label Posted® through a licensing agreement with a third party supplier. We also import and distribute sweater-knit tops and leather and suede apparel under the brands Saguaro® and Saguaro West®, which we own. We distribute home décor products under the Bill Blass® and Newport Blue® brands through agreements with third parties. We sell our branded products to better department stores, specialty boutiques, moderate department stores and national and regional discount department stores and chains. We also develop and manufacture private label products for many leading retailers and catalogs.

     Most garments are shipped by suppliers in bulk form to our warehouses in San Diego and Reno, where they are sorted, stored and packed for distribution to customers. From time to time, we may rent additional short-term warehouse space as needed to accommodate our requirements during peak shipping periods. In addition, to facilitate shipping to customers, some of our overseas suppliers perform sorting, price ticketing, hanging, and packing functions.

Customers

     We sell to better department stores, specialty boutiques, moderate department stores, and national and regional discount department stores and chains. Sales are made against customer issued purchase orders.

     Purchase orders may be canceled by our customers in the event of late delivery or in the event of receipt of nonconforming goods. Late deliveries usually are attributable to production or shipping delays beyond our control. In the event of canceled purchase orders, rejections or returns, we will sell garments to other retailers, off-price discount stores or garment jobbers. In the past we have often been able to recover from our manufacturers some portion of our expenses or losses associated with sales below cost for causes attributable to manufacturing problems. We have also historically experienced losses on merchandise that is rejected or returned, but past losses on rejected and returned merchandise have not been material to our overall operations.

     Our business is concentrated on certain significant customers. Sales to three customers accounted for 17.7%, 15.3% and 12.8% respectively, of the Company’s net sales during fiscal 2007. While three customers accounted for 21.6%, 10.9% and 11.2% respectively of the Company’s net sales in fiscal 2006. One customer accounted for 53.1% of the Company’s net sales in fiscal 2005. While we believe our relationships with our major customers are good, because of competitive changes and availability of the types of garments we sell from a number of other suppliers, there is the possibility that any customer could alter the amount of business it does with us. If we experience a significant decrease in sales to any of our major customers, and are unable to replace such sales volume with sales to other major customers, there could be a material adverse financial effect on our operations.

Imports and Import Restrictions

     Our ability to import garments is subject to the risks of international commerce. Imports into the United States are affected by, among other things, the cost of transportation and import restrictions that limit the specific number of garments that may be imported from any country during a specific period. Countries from which we purchase garments may impose or alter quotas, duties or other restrictions on substantially all of the products that we import. Because of this uncertainty, we have sought diversity in the number of countries in which we have garments manufactured.

     Import restrictions have, in some cases, increased the cost of finished goods to us as a result of increased competition for a restricted supply of goods. Our future results may also be affected by additional bilateral or unilateral trade restrictions, a significant change in existing quotas, political instability resulting in the disruption of trade from exporting countries, or the imposition of additional duties, taxes and other charges on imports.

     Because of import restrictions and quotas, embargos, and political instability in some countries of origin, we may be unable, from time to time, to import certain types of garments. Because of our dependence on foreign suppliers, a significant tightening or utilization of import quotas for the types of garments we import, applicable to a substantial number of countries from which we import, could force us to seek other sources of supply and to take other actions which could increase costs of production. This could also cause delays in production and result in cancellation of orders. Any of these factors could result in a material adverse financial impact on the Company.

     We believe that we have the ability to locate, establish relationships with and develop manufacturing sources in countries where we have not previously operated. The time required to commence contract production in supplier countries ranges from several weeks in the case of a country with a relatively well developed garment manufacturing industry to four months or more for a country in which there are less developed capabilities. The cost to us of arranging for production in a country generally involves management time and associated travel expenses.

Backlog

     At August 31, 2007 and August 31, 2006 we had unfilled customer orders of $42.3 million and $44.7 million, respectively, with such orders generally scheduled for delivery by March 2008 and 2007, respectively. The decrease in backlog of $2.4 million is due to a decline in sleepwear orders. The amount of unfilled orders at any given time is affected by a number of factors, including the timing of the receipt and processing of customer orders and the scheduling of the manufacture and shipping of the product, which may be dependent on customer requirements.

     As of November 30, 2007, we had on-hand unfilled customer orders of $36.3 million as compared to $26.4 million at November 30, 2006, with such orders generally scheduled for delivery by May 2008 and 2007, respectively. The increase in backlog of $9.9 million is primarily due to increases in orders for men’s sportswear, women’s sleepwear and home décor items. Backlog amounts include both confirmed orders and unconfirmed orders that we believe, based on industry practice and past experience, will be confirmed. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that such action by customers will not reduce the amount of sales realized from the backlog of orders at either August 31, 2007 or November 30, 2007.

Competition

     The apparel industry is highly competitive and consists of many manufacturers and distributors, none of which account for a significant percentage of total sales, but many of which are larger and have substantially greater resources than the Company. We compete with a number of companies which import clothing from abroad for wholesale distribution, with domestic retailers having established foreign manufacturing capabilities and with domestically produced goods. Management believes that we compete upon the basis of price, quality, the desirability of its fabrics and styles, and the reliability of its service and delivery. In addition, we have developed long-term working relationships with manufacturers and agents, which presently provide us with reliable sources of supply. Increasingly we compete directly with agents or with retailers’ own sourcing affiliates who own factories or have established production relationships that allow these companies to directly supply retailers with the desired product at a lower cost.

Employees

     Our ability to compete effectively is dependent, in part, on our ability to retain managerial personnel with experience in locating, developing and maintaining reliable sources of supply and to retain experienced sales and product development personnel. As of August 31, 2007, we had 80 full-time employees, of whom 15 worked in executive, administrative or clerical capacities, 58 worked in sales, design, and production, and 7 worked in warehousing and logistics. Additionally, we employ eight individuals in our Hong Kong office who are responsible for fabric and trim sourcing, product development and quality control. We also contract with an unrelated entity to provide warehouse services. We may also employ temporary personnel on a seasonal basis. None of our employees is represented by a union. We consider our working relationships with our employees to be good and have never experienced an interruption of our operations due to any kind of labor dispute.

Available Information

     Our annual reports on Form 10-K, along with all other reports and amendments filed with or furnished to the Securities and Exchange Commission (“SEC”), are publicly available free of charge on the Investor Relations section of our website at www.nitches.com as soon as reasonably practicable after these materials are filed with or furnished to the SEC. Our corporate governance policies, code of ethics and Board of Directors’ committee charters are also posted within this section of the website. The information on our website is not part of this or any other report we file with, or furnish to, the SEC. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Item 1A – Risk Factors

     Our ability to implement our business strategy and achieve the intended operating results is subject to a number of risks and uncertainties, including the ones identified below, and additional risks not currently known to us or that we currently believe are immaterial.

We rely on a few key customers, and the loss of any one key customer would substantially reduce our revenues.

     We derive a significant amount of our revenues from a few major customers. A significant decrease in business from or loss of any of our major customers could harm our financial condition by causing a significant decline in revenues attributable to such customers.

     The Company’s business is concentrated on certain significant customers. Sales to three customers accounted for 17.7%, 15.3% and 12.8% respectively, of the Company’s net sales during fiscal 2007. Three customers accounted for 21.6%, 10.9% and 11.2% respectively of the Company’s net sales in fiscal 2006. One customer accounted for 53.1% of the Company’s net sales in fiscal 2005. While the Company believes its relationships with its major customers are good, we do not have long-term contracts with any of them and purchases generally occur on an order-by-order basis. Because of competitive changes and the availability of the types of garments sold by the Company from a number of other suppliers, there is the possibility that any customer could alter the amount of business it does with the Company. If the Company experiences a significant decrease in sales to any of its major customers, and is unable to replace such sales volume with orders from other customers, there could be a material adverse financial effect on the Company.

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

     The retail apparel industry is highly competitive. As an apparel company, we face competition on many fronts including the following:

  establishing and maintaining favorable brand recognition;
  developing products that appeal to consumers;
  pricing products appropriately; and
  obtaining access to and sufficient floor space in retail outlets.

     Our competitors include numerous apparel and home décor designers, manufacturers, importers and licensors, many of which have greater financial and marketing resources than us. The competitive responses encountered from these larger, more established companies may be more aggressive and comprehensive than anticipated and we may not be able to compete effectively. The aggressive and competitive nature of the apparel and home furnishings industries may result in lower prices for our products and decreased gross profit margins, either of which may materially adversely affect sales and profitability. We believe that the principal competitive factors in the apparel industry are:

  timeliness, reliability and quality of services provided,
  pricing that supports retailers’ targeted gross margins,
  product designs that appeal to current consumer tastes and preferences, brand name and brand identity, and
  the ability to anticipate customer requirements and consumer demand.

     If we do not continue to provide high quality and reliable services on a timely basis at competitive prices, we may not be able to continue to compete successfully in our industry. If we are unable to compete successfully, we could lose one or more of our significant customers which, if not replaced, could negatively impact our sales and financial performance.

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

     The apparel industry has relatively long lead times for the design and production of products. Consequently, we must in some cases commit to production in advance of orders based on forecasts of customer and consumer demand. If we fail to forecast demand accurately, we may under-produce or over-produce a product and encounter difficulty in filling customer orders or in liquidating excess inventory. Additionally, if we over-produce a product based on an aggressive forecast of demand, retailers may not be able to sell the product and cancel future orders or require retrospective price adjustments. These outcomes could have a material adverse effect on sales and brand image and adversely affect sales and profitability.

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

Consolidation and change in the retail industry may eliminate existing or potential customers.

     A number of apparel retailers have experienced significant changes and difficulties over the past several years, including consolidation of ownership, increased centralization of buying decisions, restructurings, bankruptcies and liquidations. During past years, various apparel retailers, including some of our customers, have experienced financial problems that have increased the risk of extending credit to those retailers. Financial problems with respect to any of our customers could cause us to reduce or discontinue business with those customers or require us to assume more credit risk relating to those customers' receivables, either of which could have a material adverse effect on our business, results of operations and financial condition.

     There has been and continues to be merger, acquisition and consolidation activity in the retail industry. Future consolidation could reduce the number of our customers and potential customers. A smaller market for our products could have a material adverse impact on our business and results of operations. In addition, it is possible that the larger customers, which result from mergers or consolidations, could decide to perform many of the services that we currently provide. If that were to occur, it could cause our business to suffer.

     With increased consolidation in the retail industry, we are increasingly dependent upon key retailers whose bargaining strength and share of our business is growing. Accordingly, we face greater pressure from these customers to provide more favorable trade terms. We could be negatively affected by changes in the policies or negotiating positions of our customers. Our inability to develop satisfactory programs and systems to satisfy these customers could adversely affect operating results in any reporting period.

Fluctuations in the price, availability and quality of raw materials could cause delays and increase costs.

     Fluctuations in the price, availability and quality of the fabrics or other raw materials used in our manufactured apparel could have a material adverse effect on cost of sales or our ability to meet customer demands. The prices for fabrics depend largely on the market prices for the raw materials used to produce them, particularly cotton. The price and availability of the raw materials and, in turn, the fabrics used in our apparel may fluctuate significantly, depending on many factors, including crop yields, weather patterns and changes in oil prices. We may not be able to pass higher raw materials prices and related transportation costs on to our customers.

The extent of our foreign sourcing and manufacturing may adversely affect our business.

     Substantially all of our products are manufactured outside the United States. As a result of the magnitude of our foreign sourcing and manufacturing, our business is subject to all of the following risks:

  Uncertainty caused by the elimination of import quotas in China. Such quotas have been replaced by safeguard provisions that continue to provide limits on importation of apparel on China. The operation and effects of these safeguard provisions are uncertain and could result in delays in imports and supplies. As a result, we will have to monitor and manage our sourcing of products and develop alternative sourcing plans, if necessary, to alleviate the impact of any anticipated impact of safeguard provisions.
  Political and economic instability in foreign countries, including heightened terrorism and other security concerns, which could subject imported or exported goods to additional or more frequent inspections, leading to delays in deliveries or impoundment of goods.
  Imposition of regulations and quotas relating to imports, including quotas imposed by bilateral textile agreements between the United States and foreign countries.

  Imposition of duties, taxes and other charges on imports.
  Significant fluctuation of the value of the dollar against foreign currencies.
  Restrictions on the transfer of funds to or from foreign countries.
  Political instability, military conflict, or terrorism involving the United States, or any of the many countries where our products are manufactured, which could cause a delay in transportation, or an increase in transportation costs of raw materials or finished product.
  Disease epidemics and health related concerns, such as SARS or the mad cow or bird flu disease outbreaks in recent years, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas.
  Reduced manufacturing flexibility because of geographic distance between us and our foreign manufacturers, increasing the risk that we may have to mark down unsold inventory as a result of misjudging the market for a foreign-made product.
  Violations by foreign contractors of labor and wage standards and resulting adverse publicity.

     If these risks limit or prevent us from manufacturing products in any significant international market, prevent us from acquiring products from foreign suppliers, or significantly increase the cost of our products, our operations could be seriously disrupted until alternative suppliers are found or alternative markets are developed, which could negatively impact our business.

Our success depends in part on the value of licensed brands.

     Many of our products are produced under license agreements with third parties. Similarly, we license some of our brand names to other companies. Our success depends on the value of the brands and trademarks that we license and sell. Brands that we license from third parties are integral to our business as is the implementation of our strategies for growing and expanding these brands and trademarks. We market some of our products under the names and brands of recognized designers. Our sales of these products could decline if any of those designer's images or reputations were to be negatively impacted. Additionally, we rely on continued good relationships with both licensees and licensors, of certain trademarks and brand names. Adverse actions by any of these third parties could damage the brand equity associated with these trademarks and brands, which could have a material adverse effect on our business, results of operations and financial condition.

We may not address successfully the problems encountered in connection with any potential and completed acquisitions.

     We expect to continue to consider opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions and strategic investments involve numerous risks, including:

  problems assimilating the purchased products or business operations;
  problems maintaining uniform standards, procedures, controls and policies;
  unanticipated costs associated with the acquisition;
  failure to adequately integrate operations or obtain anticipated operative efficiencies;
  diversion of management’s attention from our core business;
  adverse effects on existing business relationships with suppliers and customers;
  risks associated with entering new markets in which we have no or limited prior experience; and
  potential loss of key employees of acquired businesses.

     If we fail to properly evaluate and execute acquisitions and strategic investments, our management team may be distracted from our day-to-day operations, our business may be disrupted and our operating results may suffer. In addition, if we finance acquisitions by issuing equity or convertible securities, our stockholders would be diluted.

Our competitive position could suffer, if our intellectual property rights are not protected.

     We believe that our trademarks and designs are of great value. From time to time, third parties have challenged, and may in the future try to challenge, our ownership of our intellectual property. We are susceptible to others imitating our products and infringing our intellectual property rights. Imitation or counterfeiting of our products or infringement of our intellectual property rights could diminish the value of our brands or otherwise adversely affect our revenues. We cannot assure you that the actions we have taken to establish and protect our trademarks and other intellectual property rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to invalidate our trademarks or block sales of our products as a violation of the trademarks and intellectual property rights of others. In addition, we cannot assure you that others will not assert rights in, or ownership of, our trademarks and other intellectual property rights or in similar marks or marks that we license and/or market or that we will be able to successfully resolve these conflicts to our satisfaction. We may need to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of resources. At the time of any such infringement, we may not have adequate financial resources to prosecute or defend a lengthy trademark or copyright case.

Our reliance on independent manufacturers could cause delays and damage customer relationships.

     We rely on independent manufacturers to assemble or produce a substantial portion of our products. We are dependent on the ability of these independent manufacturers to adequately finance the production of goods ordered and maintain sufficient manufacturing capacity. The use of independent manufacturers to produce finished goods and the resulting lack of direct control could subject us to difficulty in obtaining timely delivery of products of acceptable quality. We generally do not have long-term contracts with any independent manufacturers. Alternative manufacturers, if available, may not be able to provide us with products or services of a comparable quality, at an acceptable price or on a timely basis. There can be no assurance that there will not be a disruption in the supply of our products from independent manufacturers or, in the event of a disruption, that we would be able to substitute suitable alternative manufacturers in a timely manner, if at all. The failure of any independent manufacturer to perform or the loss of any independent manufacturer could have a material adverse effect on our business, results of operations and financial condition.

     We do not control our independent manufacturers or their labor and other business practices. If any of our manufacturers violates labor or other laws or implements labor or other business practices that are generally regarded as unethical in the United States, the shipment of finished products could be interrupted, orders could be cancelled, relationships could be terminated and our reputation could be damaged. Any of these events could have a material adverse effect on our revenues and, consequently, our results of operations.

The apparel business is subject to seasonal volatility and our operating results may fluctuate on a quarterly and annual basis, which could cause our stock price to fluctuate or decline.

     Our operating results may fluctuate substantially from quarter-to-quarter and year-to-year for a variety of reasons, many of which are beyond our control. Factors that could affect our quarterly and annual operating results include those listed below as well as others listed in this "Risk Factors" section:

  changes in our pricing policies or those of our competitors;
  our current reliance on large-volume orders from only a few customers;
  the receipt and shipment of large orders or reductions in these orders;
  variability between customer and product mix;
  delays or failures to fulfill orders for our products on a timely basis;
  the availability and cost of raw materials and components for our products; and
  operational disruptions, such as transportation delays or failures of our order processing system.

     As a result of these factors, period-to-period comparisons of our operating results may not be meaningful, and you should not rely on them as an indication of our future performance. In addition, our operating results may fall below the expectations of public market analysts or investors. In this event, our stock price could decline significantly.

If we need additional financing in the future and are required to issue securities which are priced at less than the conversion price of our convertible debentures or the exercise price of warrants sold in our June 2007 Private Placement, it will result in additional dilution.

     In our June 2007 Private Placement, in the aggregate, we issued a total of $3.15 million principal amount of debentures (convertible into 764,563 shares of common stock based on the current conversion price) and warrants to purchase 577,500 shares of our common stock. Both the debentures and warrants contain provisions that will require us to reduce the conversion price of the debentures (currently $4.12 per share) and the exercise price of the warrants (currently $4.12 per share) if we issue any securities while such debentures and warrants are outstanding with a purchase price, conversion price or exercise price that is less than the conversion price of the debentures or the exercise price of the warrants issued in our June 2007 Private Placement. If this were to occur, current investors, other than the investors in our June 2007 Private Placement, would sustain dilution in their ownership interest.

Our former auditors have only tail professional liability insurance to allow it to meet any responsibility to discharge its liabilities, if any, with respect to its audits of our financial statements for our fiscal years ended August 31, 2006 and 2005.

     In May 2007, J.H. Cohn LLP acquired Berenson LLP in a transaction that was structured as an asset sale. As such, J.H.Cohn LLP did not succeed to the liabilities of Berenson LLP. Berenson LLP continues to exist with ongoing responsibility to discharge its liabilities for work performed prior to May 3, 2007. Berenson LLP has purchased tail professional liability insurance to allow it to meet any such ongoing responsibilities.

     Berenson LLP was our independent registered public accounting firm during our fiscal years ended August 31, 2006 and 2005. If we have any claim against Berenson LLP with respect to its audits of our financial statements for our fiscal years ended August 31, 2006 and 2005, our ability to seek redress may be limited to the tail professional liability insurance that Berenson LLP purchased to meet its ongoing responsibilities. There can be no assurances that such insurance will be enough to cover our claims, if any.

Our chief executive officer beneficially owns approximately 23% of our outstanding common stock, and will be able to exert substantial influence over us and our major corporate decisions.

     As of November 30, 2007, our chief executive officer, Steven P. Wyandt, beneficially owns approximately 23% of our outstanding common stock. As a result of his ownership interest, Mr. Wyandt will have substantial influence over who is elected to our board of directors each year as well as whether we enter into any significant corporate transactions that require stockholders approval.

Item 1B – Unresolved Staff Comments

     Not applicable.

Item 2 - Properties

     We currently lease properties in California, Nevada, Texas, Hong Kong and New York. We lease one showroom in New York City, one in Los Angeles, one in Dallas, and an office in Hong Kong, along with approximately 76,000 square feet for warehousing and administrative offices in Reno and approximately 28,000 square feet for warehousing and administrative offices in San Diego. We may lease additional short-term warehouse space from time to time as needed.

     Each of our facilities is covered by insurance and we believe them to be suitable for their respective uses and adequate for our present needs. We believe that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations.

Item 3 - Legal Proceedings

     From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we are not a party to any such litigation which we believe would have a material adverse effect on us.

Item 4 - Submission of Matters to a Vote of Security Holders

     On August 29, 2007, we held our Annual Meeting of Stockholders (the “Annual Meeting”) to elect a board of five directors.

     The following votes were cast with respect to such election:

NAME	FOR	WITHHELD
Steven P. Wyandt	4,394,827	327,359
Paul M. Wyandt	4,406,458	315,728
Eugene B. Price II	4,396,628	325,588
Michael D. Sholtis	4,396,628	325,588
T. Jefferson Straub	4,404,355	313,831

     The foregoing action is described in further detail in our Definitive Proxy Statement on Schedule 14A filed with the SEC on August 1, 2007.

PART II

Item 5 - Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

     The following graph compares the performance of the Company for the five-year period ending August 31, 2007 with the performance of the NASDAQ market index and the average performance of companies comprising the Dow Jones Industry Group CLO – Clothing & Accessories, which for this year numbered 12 companies, and which is published by Dow Jones & Company. The index reflects reinvested dividends and is weighted by the sum of the closing price times the shares outstanding divided by the total shares outstanding for the group.

     Our common stock trades on The NASDAQ Capital Market under the symbol NICH. The high and low closing sale prices, adjusted for stock dividends, for each fiscal quarter during the last two fiscal years were as follows:

	High	Low
FISCAL YEAR ENDED AUGUST 31, 2007
Fourth Quarter	$4.11	$2.25
Third Quarter	$5.84	$3.54
Second Quarter	$7.80	$4.79
First Quarter	$6.67	$4.19

FISCAL YEAR ENDED AUGUST 31, 2006
Fourth Quarter	$6.03	$3.09
Third Quarter	$8.64	$4.53
Second Quarter	$7.94	$1.63
First Quarter	$1.80	$1.67

Holders

     The number of shareholders of record of our common stock on November 30, 2007 was 89. The Company believes that there are a significant number of beneficial owners of its Common Stock whose shares are held in "street name".

Dividends

     We do not have a stated dividend policy and did not pay or declare any cash dividends during fiscal year 2007 or 2006. On January 20, 2006 the Company issued a 200% stock dividend to shareholders of record as of January 3, 2006. This stock dividend had the effect of tripling the outstanding number of shares common stock of the Company.

Securities authorized for issuance under Equity Compensation Plans.

     The table below sets forth information as of August 31, 2007, with respect to compensation plans under which our common stock is authorized for issuance. The figures related to the equity compensation plan approved by security holders relate to our 2006 Equity Incentive Plan. We do not have any equity compensation plans that have not been approved by security holders.

Equity Compensation Plan Information

Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans
Approved by Security Holders	440,000	$4.35	160,000

Item 6 - Selected Financial Data (In thousands, except per share amounts)

	Years Ended August 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net sales	$84,943	$54,832	$26,320	$32,179	$28,440
Cost of goods sold	64,586	39,985	20,534	22,783	21,856
Gross profit	20,357	14,847	5,786	9,396	6,584
Selling, general and administrative expenses	20,618	13,763	8,175	8,389	7,663
Operating income (loss)	(261)	1,084	(2,389)	1,007	(1,079)
Other income	-	2	460	-	3
Interest expense	(1,037)	(486)	(102)	(93)	(83)
Income (loss) from equity investment	-	(11)	(64)	14	(236)
Income (loss) before income taxes	(1,298)	589	(2,095)	928	(1,395)
Provision for (benefit from) income taxes	(362)	121	(894)	371	(425)
Net income (loss)	$(936)	$468	$(1,201)	$557	$(970)

Basic earnings (loss) per share	$(0.18)	$0.11	$(0.34)	$0.16	$(0.28)
Diluted earnings (loss) per share	$(0.18)	$0.11	$(0.34)	$0.16	$(0.28)

Cash dividends per common share	$-	$-	$-	$-	$0.10

Weighted average number of common shares (000’s):
Basic	5,311	4,077	3,514	3,514	3,514
Diluted	5,311	4,077	3,514	3,514	3,514

	As of August 31
	2007	2006	2005	2004	2003
	(In thousands)
CONSOLIDATED BALANCE SHEETS DATA:
Cash	$353	$228	$192	$219	$110
Total assets	38,101	30,784	10,453	9,561	6,847
Long-term debt	1,627	-	-	-	-

Other Financial Information:
Gross margin	24.0%	27.1%	22.0%	29.2%	23.2%
Operating margin (deficit)	(0.3% )	2.0%	(9.1% )	3.1%	(3.8% )
Net income (loss) as a percent of sales	(1.1% )	0.9%	(4.6% )	1.7%	(3.4% )
Liquidity:
Current ratio	1.33	1.17	1.72	2.45	3.94
Working capital	$7,199	$3,636	$4,341	$5,617	$5,014

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

     Statements in this annual report on Form 10-K including statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to differ materially from forecasted results. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. These risks and other factors include those listed under “Risk Factors” and elsewhere in this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on any forward-looking statements as they reflect our management’s view only as of the date of this report. We will not update any forward-looking statements to reflect events or circumstances that occur after the date on which such statement is made.

Critical Accounting Policies

     Several of the Company’s accounting policies involve significant judgments and uncertainties. The policies with the greatest potential effect on the Company’s results of operations and financial position include the estimated collectibility of accounts receivable and the recovery value of obsolete or overstocked inventory. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, and income taxes.

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

     Inventory. In its ordinary course of operations, the Company generally makes some sales below its normal selling prices or below cost. Based on experience, management believes this will be true for some inventory held on or acquired after August 31, 2007. The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

     The Company's inventory increased to $14.1 million at August 31, 2007 from $12.4 million at August 31, 2006, reflective of higher stock levels due to earlier receipt in the current year as compared to the prior year of pre-sold goods held for shipments to customers in primarily September and October. The Company has established an inventory markdown reserve as of August 31, 2007, which management believes will be sufficient for current inventory that is expected to be sold below cost in the future. There can be no assurance that the Company will realize its expected selling prices or that the inventory markdown reserve will be adequate for items in inventory as of August 31, 2007 for which customer sales orders have not yet been received. The inventory markdown reserve is calculated based on specific identification of aged goods and styles that are slow-moving or selling off-price.

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

     Goodwill and Intangible Asset Impairment. Goodwill represents the excess of cost over the fair value of the net identifiable assets acquired in a business combination. In accordance with SFAS No. 142, Goodwill and Other Intangibles (“SFAS 142”), goodwill and intangible assets with an indefinite useful life are no longer amortized, but are tested for impairment at least annually.

     We performed an annual test during the fourth quarter of this fiscal year to determine if the recorded goodwill and intangible assets were impaired. This process compared the fair value of the goodwill and intangible assets to their carrying values. We concluded that for fiscal year 2007, the fair value of our goodwill and intangible assets exceeded the carrying values and no impairment charge was required.

     The determination of whether these assets are impaired involves significant judgment based on long-term and short-term projections of future performance. Changes in strategy and/or market conditions or if actual operating results or cash flows are different than our estimates and assumptions, may result in impairment charges in future periods.

     Stock-Based Compensation. We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)) when we issued our first options in September 2006. Under SFAS 123 (R), stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The valuation provisions of SFAS 123 (R) apply to these and new awards.

     We utilize the Black-Scholes option valuation model for estimating the fair value of the stock-based compensation granted. The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

Results of Operations

Years Ended August 31, 2007 and 2006

     Net sales for the fiscal year ended August 31, 2007 increased $30.1 million or 54.9% as compared to the prior fiscal year ended August 31, 2006. This increase was attributable to increased shipments of our sleepwear and mens and women’s sportswear product lines, as well as the inclusion of a full year of shipping of home décor product in the current year as compared to only two months of shipping home décor at the end of the prior year.

     Cost of sales as a percent of net sales increased 3.1% generating a lower gross profit margin of 24.0% for the year ended August 31, 2007 as compared to 27.1% for the prior year. The decrease in gross margin came primarily as the result of increased private label sales in several product categories and a high volume sale of branded sleepwear product to a national retailer, both at a lower average gross margin. Cost of sales also included approximately $317,000 related to the write-off of inventory from a discontinued product line in August 2007. Our product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently gross margin is likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in prior years.

     Selling, general and administrative expenses for the fiscal year ended August 31, 2007 increased $6.9 million from a year ago, due primarily to the consolidation of full year selling, general and administrative expenses for both the home décor and Designer Intimates product lines.

     Interest expense increased $551,000 during the current year to $1.0 million as compared to $486,000 for the year ended August 31, 2006. This increase was due primarily to increased advances under our factoring agreement in support of our increased sales and operating activity, higher interest rates charged on those advances, and interest on our convertible debentures which were issued in June 2007.

     Our income tax provision for the year ended August 31, 2007, reflects a $362,000 tax benefit on a pretax loss of $1.3 million, an effective tax rate of 27.9%. Our income tax provision for the year ended August 31, 2006, reflected a $121,000 tax expense on pretax income of $589,000 at an effective rate of 20.5%.

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

     Cost of sales as a percent of net sales decreased 5.1% generating a higher gross profit margin of 27.1% for the year ended August 31, 2006 as compared to 22.0% for prior year. The increase in gross margin came primarily as the result of the addition of higher gross margin sales from Designer Intimates, as well as higher gross margins in the Company’s menswear product line. The Company’s product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently gross margin is likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in prior years.

     Selling, general and administrative expenses for the fiscal year ended August 31, 2006 increased $5.6 million from a year ago, due primarily to the selling, general and administrative costs for Designer Intimates. Selling, general and administrative expense for 2006 included $6.0 million of selling and merchandising expense and $1.9 million of warehousing and distribution expense.

     Other income for the fiscal year 2005 of $460,000 included $453,000 for the repayment of a note receivable that the Company issued related to the sale of product lines in 1995. This note had been written off by the Company in fiscal 2001 as part of a credit reorganization of the buyer. However due to improved financial performance of the buyer achieved in part through continued guidance and support from the Company, the buyer was able to repay the balance on the note.

     Interest expense increased $384,000 for the year ended August 31, 2006 to $486,000 as compared to $102,000 for the year ended August 31, 2005. This increase was due to increased advances under the Company’s factoring agreement, higher interest rates charged on those advances, and the inclusion of the interest expense of Designer Intimates.

     The Company’s income tax provision for the year ended August 31, 2006, reflects a $121,000 tax expense on the Company’s pretax income of $589,000, an effective tax rate of 20.5%. This lowered tax rate is primarily the result of the benefit of net operating loss carryforwards. The Company’s income tax provision for the year ended August 31, 2005, reflects an $894,000 tax benefit on the Company’s pretax loss of $2,095,000, which includes the recognized operating loss of $64,000 from the unconsolidated subsidiary.

Liquidity and Capital Resources

     Working capital increased to $7.2 million at August 31, 2007 from $3.6 million at August 31, 2006 due primarily to higher receivables due from the factor and higher inventory levels, both as a result of higher sales. Working capital decreased to $3.6 million at August 31, 2006 as compared to $4.3 million at August 31, 2005, due to current liabilities increasing $700,000 more than current assets increased. Increases in both current assets and current liabilities are largely attributable to the effect of balances acquired in the acquisition of Designer Intimates. However current liabilities also increased in line with increased purchases in July and August 2006 due to increased customer orders for fall 2006.

     For the fiscal years ended August 31, 2007, 2006 and 2005, cash used by operating activities was approximately $1.5 million, $3.6 million and $1.1 million. Cash used by operating activities in fiscal 2007 resulted from a higher level of invoice assignments to the factor at year end coupled with an increase in inventories, offset partially by an increase in accounts payable and accrued expenses. For the fiscal year ended August 31, 2006, cash used by operating activities includes the effect of the balances acquired in the acquisition of Designer Intimates. Cash used in 2006 was attributed to an increase in inventory in response to increased orders for fall 2006 as well as an increase in accounts receivable due to increased sales in July and August. For the fiscal year ended August 31, 2005, in addition to the net loss, cash used by operating activities was due primarily to an increase in inventories offset partially by a decrease in accounts receivable.

     Net cash used by investing activities during the fiscal year ended August 31, 2007 totaled $185,000 expended primarily on equipment utilized in our recently opened warehouse in Reno, Nevada. Net cash used by investing activities during the fiscal year ended August 31, 2006 consisted of $103,000 in acquisition related expenses and $44,000 in purchases of office equipment offset partially by the cash balance acquired in the purchase of Designer Intimates. For the fiscal year ended August 31, 2005 net cash used by investing activities of $168,000 was primarily for a contribution of capital to Designer Intimates.

     For the fiscal years ended August 31, 2007, 2006 and 2005, cash provided by financing activities was approximately $1.8 million, $3.7 million, and $1.2 million respectively. For fiscal year ended August 31, 2007 $2.95 million was provided by the issuance of convertible debt and $1.5 million was provided by the issuance of common stock, offset partially from the repayment of notes payable and a lower rate of advances from the factor. For each of the fiscal years 2006 and 2005, cash provided by financing activities was attributable to advances from the Company’s factor in accordance with the terms of the factoring agreement. The increase in advances from factor for 2006 was attributable to the effect of the balances acquired in the acquisition of Designer Intimates. A note payable was also utilized in the purchase of inventory in response to increased orders for fall 2006.

     The Company sells substantially all of its trade receivables to a factor (CIT) on a pre-approved, non-recourse basis. The Company attempts to make any recourse shipments on a COD basis or ensure that the customers' payments are backed by a commercial or standby letter of credit issued by the customers’ bank. The amount of the Company’s receivables which were recourse and were not made on a COD basis or supported by commercial or standby letters of credit at August 31, 2007 was approximately $526,000 of which approximately $446,000 had been collected through November 30, 2007.

     Payment for non-recourse factored receivables is made at the time customers make payment to CIT or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date. Under the factoring agreement, the Company can request advances in anticipation of customer collections at CIT’s prime rate (currently 8.25%) less one and one-half percent (1.5%). The amount of advances available to the Company is limited to eighty-five percent (85%) of non-recourse factored receivables.

     The factoring agreement does not contain any financial covenants with which the Company must adhere. Advances are collateralized by all of the assets of the Company as well as a personal guaranty of the Company’s Chairman Steven Wyandt. This guaranty allows CIT to recover up to $1 million from Mr. Wyandt to offset any losses incurred in the event of liquidation. The factoring agreement can be terminated by CIT on 30-days written notice.

     The Company may also issue letters of credit through CIT and Neptune HK LTD (“Neptune”), a Hong Kong based financing company, for the purchase of inventory in the normal course of its operations. At August 31, 2007, the Company had outstanding letters of credit opened through CIT and Neptune of approximately $4.2 million for the purchase of finished goods.

     On April 27, 2007, pursuant to the terms of a stock purchase agreement we issued to Sojitz Corporation, a Japanese corporation, 406,137 shares of our common shares for $1.5 million cash. The number of shares of our common stock issued under the agreement was determined by (i) dividing $1.5 million by $3.88, which was the average of the closing prices of a share of our common stock on the NASDAQ Capital Market for the 10 trading days that immediately preceded the closing date, plus (ii) an additional number of shares determined by multiplying that number of shares calculated in (i) by 5%. Concurrently with the execution of the stock purchase agreement, we entered into a manufacturing agreement with Sojitz pursuant to which Sojitz will manufacture products on our behalf.

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

     The Debentures impose certain covenants on us, including restrictions against incurring additional indebtedness (other than Permitted Indebtedness as defined in the Debentures) that ranks in pari passu or senior to the Debentures and creating any liens on the Company’s property (other than Permitted Liens as defined in the Debentures). The Debentures define certain Events of Default, including breach of the covenants of the Debentures or related agreements (subject to applicable cure periods), breach of representation or warranty, bankruptcy, or delisting of our Common Stock. On the occurrences of an Event of Default, the holders of the Debentures have the right to accelerate all amounts outstanding under the Debentures to be paid within 30 days or demand that we cure the default within 30 days. If we default, interest accrues at a rate of 1.5% interest per month from the day of the Event of Default through the day of cure or payment.

     We issued Warrants for 577,500 shares of Common Stock in connection with the transaction. The Warrants are five (5) year warrants to purchase our Common Stock at a price of $4.12 per share, subject to adjustment, including full-ratchet anti-dilution protection.

     As part of the transaction, Nitches entered into a Registration Rights Agreement with the investors. Nitches agreed to file a registration statement covering the resale of the shares of Common Stock that may be issued to investors upon the conversion of the Debentures and the exercise of the Warrants, and to maintain the effectiveness of that registration statement (subject to certain limitations) for a period of time until the holders can sell the underlying Common Stock without volume restrictions under Rule 144. As of December 18, 2007, Nitches has failed to meet its registration obligations and will be required to pay to the investors in cash liquidated damages the amount equal to 1.0% of the principal amount outstanding for any 30 day period, or pro rata portion thereof, that such a failure continues during the first year the Debenture is outstanding and 0.5 % of the principal amount outstanding for any 30 day period, or pro rata portion thereof, that such a failure continues during the second year the Debenture is outstanding.

Contractual Obligations and Commercial Commitments

     The following table illustrates the Company’s contractual obligations and commercial commitments as of August 31, 2007:

	Payments due/Commitments expiring per period
	Total Amounts	Less than				Over
	Committed	1 year	1-3 years	4-5 years		5 years
Operating leases	$7,520,000	$1,299,000	$1,851,000	$1,801,000		$2,569,000
Letters of credit	4,236,000	4,236,000
Employment agreement	681,000	190,000	380,000	111,000
Convertible Debentures	3,150,000		3,150,000
Guarantees	3,000,000			3,000,000	*
Total obligations & commitments	$18,587,000	$5,725,000	$5,381,000	$4,912,000		$2,569,000

We guarantee a $3 million credit line that our wholly owned subsidiary Designer Intimates has with its factor.

Impact of Inflation and Deflation

     Management does not believe that inflation has had any material impact upon the Company's revenues or income from operations to date. Management believes that the apparel sector in which the Company operates continues to experience deflation, contrary to the modest inflation experienced in the economy in general. The persistence of the consumer to buy “on sale” merchandise has put pressure on retail gross margins, which in turn has led to downward pressure from retailers on wholesale gross margins, in the form of lower negotiated purchase prices as well as selling cost adjustments taken as deductions against invoices issued by the Company. In the apparel industry, these selling cost adjustments are commonly referred to as markdown allowances or chargebacks. Without a corresponding decrease in fabric and labor prices, these markdown allowances have led to a decline in wholesale gross margins. The Company incurred $2.4 million in markdown allowances in fiscal 2007, as compared to $975,000 incurred in fiscal 2006. Management believes these deflationary pressures will continue into the foreseeable future.

Recently Issued Accounting Pronouncements

     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations,” and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 141(R)” and “SFAS No. 160”). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition- date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same manner—as equity in the consolidated financial statements and also requires transactions between an entity and noncontrolling interests to be treated as equity transactions. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated (as of the date the parent ceases to have a controlling financial interest in the subsidiary). Both statements are effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact these standards may have on its consolidated financial statements.

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

     In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 eliminates the diversity of practice regarding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. SAB 108 did not have a material impact on the Company’s financial condition or results of operations.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (SFAS 157). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We have not yet determined the impact that the implementation of SFAS 157 will have on our results of operations or financial condition.

     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No 109,” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for the Company’s fiscal year ending August 31, 2008. Although the Company will continually evaluate its accounting policies, management does not currently believe that adoption will have a material impact on the Company’s results of operations, cash flows, or financial position.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     Interest rates from our bank credit facility are based on CIT’s prime lending rate. As such, future financings are subject to market risk. We do not utilize financial contracts to manage our exposure in our borrowings to changes in interest rates. At August 31, 2007 we had $7.9 million outstanding on our credit facility. A 1% change in interest rates under that credit facility would increase or decrease our annual interest expense by approximately $116,000.

Foreign Currency Exchange Rate Risk

     While we purchased over 98% of our products from foreign manufacturers in fiscal 2007, all of our purchases are denominated in United States dollars. Because our products are sold primarily in the United States in dollar denominated transactions, we do not engage in currency hedging to reduce currency risk. A prolonged increase in the value of the dollar versus foreign currencies could enhance our purchasing power for new purchase orders and reduce its cost of goods sold. Conversely, a prolonged decrease in the value of the dollar relative to foreign currencies could result in an increase in our cost of manufacturing for new purchase orders and costs of goods sold.

Item 8 - Financial Statements and Supplementary Data

Nitches, Inc. and Subsidiaries

Index to Consolidated Financial Statements Filed with
the Annual Report of the Company on Form 10-K

Reports of Independent Registered Public Accounting Firms

Board of Directors and Shareholders
Nitches, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheet of Nitches, Inc. and subsidiaries as of August 31, 2007 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the 2007 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nitches, Inc. and subsidiaries as of August 31, 2007 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

J.H. Cohn LLP

New York, New York
December 17, 2007

Board of Directors and Shareholders
Nitches, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheet of Nitches, Inc. and subsidiaries as of August 31, 2006 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nitches, Inc. and subsidiaries as of August 31, 2006 and the results of their operations and their cash flows for the each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

Berenson LLP

New York, New York
November 15, 2006

NITCHES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	August 31,
	2007	2006
Current assets:
Cash	$353,000	$228,000
Receivables:
Due from factor, net	12,301,000	10,057,000
Trade accounts, net	217,000	484,000
Due from affiliates and employees	28,000	18,000
Total receivables	12,546,000	10,559,000

Refundable income taxes	326,000	-
Inventories, less allowances	14,105,000	12,424,000
Deferred income taxes, current	681,000	587,000
Other current assets	736,000	628,000
Total current assets	28,747,000	24,426,000

Furniture, fixtures and equipment, net	223,000	164,000
Goodwill	2,620,000	2,620,000
Intangibles, net	6,340,000	3,543,000
Other assets	171,000	31,000
Total assets	$38,101,000	$30,784,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Due to factor	$7,879,000	$9,676,000
Accounts payable	12,310,000	9,349,000
Accrued expenses	1,359,000	1,163,000
Notes payable	-	513,000
Income taxes payable	-	89,000
Total current liabilities	21,548,000	20,790,000

Convertible debt	1,627,000	-
Deferred income taxes long term	696,000	736,000
Total liabilities	23,871,000	21,526,000

Commitments and contingencies
Shareholders' equity:
Series A preferred stock, $100 par value; 25,000,000 shares authorized,
8,820 shares issued and outstanding	882,000	882,000
Common stock, no par value; 50,000,000 shares authorized; issued and outstanding
5,659,644 shares in 2007 and 4,653,507 shares in 2006	9,373,000	5,143,000
Additional paid-in capital	1,678,000	-
Retained earnings	2,297,000	3,233,000
Total shareholders' equity	14,230,000	9,258,000
Total liabilities and shareholders' equity	$38,101,000	$30,784,000

The accompanying notes are an integral part of these consolidated financial statements.

NITCHES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended August 31,
	2007	2006	2005
Net sales	$84,943,000	$54,832,000	$26,320,000
Cost of goods sold	64,586,000	39,985,000	20,534,000
Gross profit	20,357,000	14,847,000	5,786,000
Selling, general and administrative expenses	20,618,000	13,763,000	8,175,000
Operating income (loss)	(261,000)	1,084,000	(2,389,000)
Other income	-	2,000	460,000
Interest expense	(1,037,000)	(486,000)	(102,000)
Loss from equity investment	-	(11,000)	(64,000)
Income (loss) before income taxes	(1,298,000)	589,000	(2,095,000)
Provision for (benefit from) income taxes	(362,000)	121,000	(894,000)
Net income (loss)	$(936,000)	$468,000	$(1,201,000)

Basic earnings (loss) per share	$(0.18)	$0.11	$(0.34)
Diluted earnings (loss) per share	$(0.18)	$0.11	$(0.34)

Weighted average number of common shares:
Basic	5,311,035	4,077,014	3,513,507
Diluted	5,311,035	4,077,014	3,513,507

The accompanying notes are an integral part of these consolidated financial statements.

NITCHES, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity

	Years Ended August 31,
	2007	2006	2005
Preferred stock
Balance, beginning of year	$882,000	$-	$-
Preferred stock issued	-	882,000	-
Balance, end of year	882,000	882,000	-

Common stock
Balance, beginning of year	5,143,000	1,495,000	1,495,000
Common stock issued	4,230,000	3,648,000	-
Balance, end of year	9,373,000	5,143,000	1,495,000

Additional paid-in capital
Balance, beginning of year	-	-	-
Stock-based compensation expense	301,000	-	-
Warrants issued in conjunction with convertible debt	948,000	-	-
Beneficial conversion feature of convertible debt	683,000	-	-
Deferred tax benefit of beneficial conversion feature	(254,000)	-	-
Balance, end of year	1,678,000	-	-

Retained earnings
Balance, beginning of year	3,233,000	2,765,000	3,966,000
Net income (loss)	(936,000)	468,000	(1,201,000)
Balance, end of year	2,297,000	3,233,000	2,765,000

Total shareholders' equity	$14,230,000	$9,258,000	$4,260,000

The accompanying notes are an integral part of these consolidated financial statements.

NITCHES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years ended August 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(936,000)	$468,000	$(1,201,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	359,000	358,000	27,000
Amortization of debt discount	108,000	-	-
Noncash stock based compensation	301,000	-	-
Loss from equity investment in unconsolidated subsidiary	-	11,000	64,000
(Increase)decrease in due from factor	(2,244,000)	(2,922,000)	1,013,000
(Increase)decrease in trade receivables	267,000	(18,000)	280,000
(Increase) decrease in refundable income taxes	(326,000)	212,000	(266,000)
Increase in deferred income taxes	(360,000)	(7,000)	(577,000)
Increase in inventories	(1,681,000)	(2,618,000)	(1,209,000)
Increase in other assets	(23,000)	(232,000)	(213,000)
Increase in accounts payable and accrued expenses	3,157,000	1,225,000	1,031,000
Decrease in income taxes payable	(89,000)	(126,000)	-
Net cash used in operating activities	(1,467,000)	(3,649,000)	(1,051,000)

Cash flows from investing activities:
Acquisition cost of transactions	-	(103,000)	-
Capital expenditures	(185,000)	(44,000)	(28,000)
Capital contribution in equity investment	-	-	(140,000)
Cash acquired in transactions	-	127,000	-
Net cash used in investing activities	(185,000)	(20,000)	(168,000)

Cash flows from financing activities:
Advances (repayments) from factor	(1,797,000)	3,192,000	1,192,000
Issuance (repayment) of notes payable	(813,000)	513,000	-
Convertible debt issuance	2,950,000	-	-
Cost of convertible debt issuance	(63,000)	-	-
Common stock issuance	1,500,000	-	-
Net cash provided by financing activities	1,777,000	3,705,000	1,192,000

Net increase (decrease) in cash	125,000	36,000	(27,000)
Cash at beginning of year	228,000	192,000	219,000
Cash at end of year	$353,000	$228,000	$192,000

Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest	$928,000	$360,000	$102,000
Income taxes	$651,000	$180,000	$118,000

Noncash investing and financing activity:
Acquisition of remaining outstanding shares of subsidiary
Common stock issued	$-	$918,000	$-
Series A preferred stock issued	-	882,000	-
Acquisition of Home Décor assets of Taresha
Common stock issued	-	2,730,000	-
Acquisition of Saguaro LLC
Promissory note issued	300,000	-	-
Common stock issued	2,730,000	-	-
Convertible debt issuance
Warrants issued in conjunction with convertible debt	948,000	-	-
Beneficial conversion feature of convertible debt	683,000	-	-
Debenture issued for cost of convertible debt issuance	150,000	-	-

The accompanying notes are an integral part of these consolidated financial statements.

NITCHES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

1. Description of Business

     Nitches, Inc. and subsidiaries (the "Company") engage in the wholesale importation and distribution of clothing and housewares manufactured to its specifications and distributed in the United States under Company brand labels and retailer-owned private labels. The Company’s product lines are women’s sleepwear, sportswear, western wear and outerwear, men’s casual wear and golf apparel, men’s and women’s performance apparel and home décor items including candles and bath accessories.

2. Summary of Significant Accounting Policies

Principles of Consolidation:

     The consolidated financial statements include the accounts of Nitches, Inc., its wholly-owned subsidiaries Nitches Far East Limited and Designer Intimates, Inc., and Designer Intimates’ wholly-owned subsidiary NAP, Inc. All significant inter-company transactions and balances are eliminated in consolidation.

Estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition:

     The Company recognizes revenue at the time products are shipped based on its terms of F.O.B. shipping point, where risk of loss and title transfers to the buyer at time of shipment. The Company records sales in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Under these guidelines, revenue is recognized when all of the following exist: persuasive evidence of a sale arrangement exists, delivery of the product has occurred, the price is fixed or determinable and payment is reasonably assured. Provisions are made currently for estimated product returns and sales allowances

Financial Instruments:

     Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and convertible debentures. The fair value is estimated to approximate the related book value, unless otherwise indicated.

Concentration of Credit Risk:

     The Company sells a majority of its accounts receivable to a financial institution. Under the agreement, the financial institution purchases trade accounts receivable and assumes substantially all credit risks. This agreement is detailed in Note 4. The Company is responsible for following up on adjustments claimed by customers. Accounts that are not sold remain the credit risk of the Company. Such accounts are diverse and are subject to credit approval and ongoing evaluation by the Company. Management considers the credit risk with respect to all receivables to be low. Historically, the Company has not experienced significant loss due to uncollectible accounts receivable.

     Cash balances are periodically maintained in amounts in excess of FDIC insured limits in high quality financial institutions. Management considers the risk of loss to be low.

Allowances for Sales Returns, Doubtful Accounts and Other:

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

NITCHES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

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

Earnings (Loss) Per Share:

     Basic earnings (loss) per common share are computed by dividing income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share is computed by dividing income (loss) by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares issuable upon the exercise of outstanding stock options, warrants or other convertible instruments. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from outstanding options. Additionally, the exercise of employee stock options can result in a greater dilutive effect on earnings (loss) per share. In 2007, the dilutive effect of assumed conversion of common stock equivalents was anti-dilutive because of the net loss. In fiscal years ending August 31, 2006 and 2005 there were no potentially dilutive common stock equivalents. Securities that could potentially dilute basic earnings per share in the future that were not included in basic earnings per share were approximately 1.8 million at August 31, 2007.

     The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended August 31,
	2007	2006	2005
Numerator:
Net income (loss)	$(936,000)	$468,000	$(1,201,000)

Denominator:
Weighted average shares outstanding	5,311,035	4,077,014	3,513,507

Basic earnings (loss) per share	$(0.18)	$0.11	$(0.34)
Diluted earnings (loss) per share	$(0.18)	$0.11	$(0.34)

Stock-Based Compensation:

     We adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)) when we issued our first options in September 2006. Under SFAS 123 (R), stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The valuation provisions of SFAS 123 (R) apply to these and new awards.

     We utilize the Black-Scholes option valuation model for estimating the fair value of the stock-based compensation granted. The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

Goodwill and Intangible Asset Impairment

     Goodwill represents the excess of cost over the fair value of the net identifiable assets acquired in a business combination. In accordance with SFAS No. 142, Goodwill and Other Intangibles (“SFAS 142”), goodwill and intangible assets with an indefinite useful life are no longer amortized, but are tested for impairment at least annually.

     We performed an annual test during the fourth quarter of this fiscal year to determine if the recorded goodwill and intangible assets are impaired. Our process compares the fair value of the goodwill and intangible assets to its carrying value. We concluded that for fiscal year 2007, the fair value of our goodwill and intangible assets exceeded the carrying values and no impairment charge was required.

     The determination whether these assets are impaired involves significant judgment based on long-term and short-term projections of future performance. Changes in strategy and/or market conditions or if actual operating results or cash flows are different than our estimates and assumptions, may result in impairment charges in future periods.

Income Taxes

     The Company records income taxes using an asset and liability method. Under this method, deferred Federal and state income tax assets and liabilities are provided for temporary differences between the financial reporting basis and the tax-reporting basis of the consolidated assets and liabilities.

     Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, as well as the future benefit of any net operating loss carryforward, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance management considers estimates of future taxable income and ongoing prudent and feasible tax planning strategies.

Freight Costs:

     Freight charges billed to customers for the handling and delivery of products to their locations are included in net sales. Freight costs incurred from third party delivery services are included in cost of goods sold. Freight costs of $252,000, $210,000 and $268,000 for the years ended August 31, 2007, 2006 and 2005, respectively, are included in cost of goods sold.

Recently issued accounting pronouncements:

     In December 2007, the FASB issued Statements of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations,” and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 141(R)” and “SFAS No. 160”). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition- date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same manner—as equity in the consolidated financial statements and also requires transactions between an entity and noncontrolling interests to be treated as equity transactions. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated (as of the date the parent ceases to have a controlling financial interest in the subsidiary). Both statements are effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact these standards may have on its consolidated financial statements.

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

     In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 eliminates the diversity of practice regarding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. SAB 108 did not have a material impact on the Company’s financial condition or results of operations.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We have not yet determined the impact that the implementation of SFAS 157 will have on our results of operations or financial condition.

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for the Company’s fiscal year ending August 31, 2008. Although the Company will continually evaluate its accounting policies, management does not currently believe that adoption will have a material impact on the Company’s results of operations, cash flows, or financial position.

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

     Since January 2005, we had been manufacturing and distributing Saguaro® apparel products to specialty and catalog retailers under the terms of a strategic alliance with Impex. Under this alliance, we recorded the revenue from such sales and remitted royalties and design fees to Impex as part of our operating expenses. As a result of our acquisition of the Saguaro® mark and related trademarks, we no longer pay royalties and design fees to Impex.

Home Décor

     On June 24, 2006, Nitches entered into an Asset Purchase Agreement with Taresha LLC, a New Jersey limited liability corporation (“Taresha”), to acquire from Taresha substantially all of the assets of its Home Décor business as of July 1, 2006. The purchase price for the assets was $2,730,000.  Nitches issued to Taresha 600,000 shares of its common stock valued at $4.55 per share (based on the average closing price for the common stock for the ten trading days between June 7 and June 20, 2006, inclusive). The allocation of the Home Décor purchase price was as follows:

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

Designer Intimates

     On October 24, 2005, Nitches acquired from Haresh Tharani, Victor Lee, Manu Mirchandani, Eitan Haber, and Mahesh Tharani the (“Sellers”) the remaining balance of seventy-two percent (72%) of the issued and outstanding stock of Designer Intimates, Inc., a Delaware corporation (Designer Intimates) which the Company did not own, resulting in Nitches owning one hundred percent (100%) of Designer Intimates. The aggregate purchase price for the acquisition was $1,800,000. Nitches issued to the Sellers 180,000 restricted shares of its common stock at a value of $5.10 per share and $882,000 of preferred stock. The following is a condensed balance sheet showing the fair values of the assets acquired and liabilities assumed as of the date of acquisition:

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

4. Accounts Receivable

      Pursuant to the terms of an agreement between Nitches and a factor, Nitches sells a majority of its trade accounts receivable to the factor on a pre-approved, non-recourse basis. The price at which the accounts are sold is the invoice amount reduced by the factor commission (.3% of the invoice amount) and all selling discounts. For accounts sold to the factor without recourse, the factor is responsible for collection, assumes all credit risk, and obtains all of the rights and remedies against the company’s customers. For such accounts, payment is due from the factor upon the earlier of the payment of the receivable to the factor by the customer, or the maturity of the receivable (generally 180 days from the date of shipment to the customer). As of August 31, 2007, non-recourse receivables totaled $13.0 million. At August 31, 2006 non-recourse receivables totaled $10.5 million.

     Trade accounts receivable not sold to the factor remain in the custody and control of the Company and the Company maintains all credit risk on those accounts as well as accounts which are sold to the factor with recourse. The combined credit risk for non-factored and recourse receivables as of August 31, 2007 totaled $526,000.

     The Company may request payment from the factor in advance of the collection date or maturity. Any such advance payments are assessed an interest charge through the collection date or maturity at the factor’s prime rate less 1.5% per annum. The company’s obligations with respect to advances from the factor are limited to the interest charges thereon. Advance payments are limited to a maximum of 85% of eligible accounts receivable. The factoring agreement also provides for the issuance of irrevocable letters of credit for the Company’s purchase of inventory in the normal course of its business. All assets of the company collateralize the advances and letters of credit. The Company’s Chairman has also provided a personal guaranty in connection with the factoring arrangement. The factoring agreement can be terminated by the factor on 30-days written notice.

     The status of the Company’s trade accounts receivable and letters of credit are as follows:

	August 31,
	2007	2006
Receivables assigned to factor:
Non-recourse	$12,957,000	$10,472,000
Recourse	222,000	168,000
Allowance for customer credits and doubtful accounts	(878,000)	(583,000)
Due from factor, net	$12,301,000	$10,057,000

Non-factored accounts receivable	$304,000	$544,000
Allowance for customer credits and doubtful accounts	(87,000)	(60,000)
Trade receivables, less allowances	$217,000	$484,000

Due to factor	$7,879,000	$9,676,000

Contingent liabilities for irrevocable letters of credit	$4,236,000	$6,086,000

5. Inventories

     Inventories consist of the following:

	August 31,
	2007	2006
Fabric and trim	$60,000	$222,000
In-transit	5,992,000	2,939,000
Finished goods	8,601,000	9,651,000
Markdown allowances	(548,000)	(388,000)
	$14,105,000	$12,424,000

6. Furniture, Fixtures and Equipment

     Furniture, fixtures and equipment consist of:

	August 31,
	2007	2006
Leasehold improvements	$339,000	$229,000
Computer equipment	118,000	83,000
Vehicles	44,000	111,000
Furniture, fixtures and other equipment	151,000	112,000
	652,000	535,000
Less accumulated depreciation and amortization	429,000	371,000
	$223,000	$164,000

     Depreciation expense was $126,000, $208,000, and $27,000 in 2007, 2006 and 2005, respectively.

7. Convertible Debentures

     On June 21, 2007, we issued 12% Unsecured Convertible Debentures and common stock purchase warrants to Birchten Investments, Ltd., an unaffiliated institutional investor, and Granite Financial Group, an unaffiliated investment bank. We issued an aggregate of $3.15 million principal amount of Debentures and 577,500 Warrants in the transaction, in exchange for net proceeds of $2.95 million, after deduction of fees and expenses. The Company incurred legal and other expenses of $97,446, and capitalized $213,296 of deferred financing costs.

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

     As part of the transaction, Nitches entered into a Registration Rights Agreement with the investors. Nitches agreed to file a registration statement covering the resale of the shares of Common Stock that may be issued to investors upon the conversion of the Debentures and the exercise of the Warrants, and to maintain the effectiveness of that registration statement (subject to certain limitations) for a period of time until the holders can sell the underlying Common Stock without volume restrictions under Rule 144. As of December 18, 2007, Nitches has failed to meet its registration obligations, and will be required to pay to the investors in cash liquidated damages the amount equal to 1.0% of the principal amount outstanding for any 30 day period, or pro rata portion thereof, that such a failure continues during the first year the Debenture is outstanding and 0.5 % of the principal amount outstanding for any 30 day period, or pro rata portion thereof, that such a failure continues during the second year the Debenture is outstanding.

     The fair value of the warrants was arrived at using the Black-Scholes option valuation method. Inputs for this valuation method included observations and assumptions regarding our stock price, the exercise price of the warrants, the time to expiration, the risk free interest rate, the expected volatility of the stock price, and the expected dividend yield of our stock during the term the warrants remain outstanding and exercisable. The fair value of the warrants was determined to be approximately $1.3 million.

     The fair value of the beneficial conversion feature was calculated using a combination of a binomial valuation model and a probability weighted discounted cash flow model. Factors affecting this valuation approach included assumptions regarding the price of our stock, the conversion price of the debt, the risk free rate, the term of the debt, the volatility of our stock price and the expected dividend yield of our stock during the period in which the debt remains outstanding. By comparing the fair value of the debt with a discounted cash flow of the interest and principal payments on the debt, we determined that the fair value of the non-cash beneficial conversion feature was $683,000.

     We accounted for the fair value of the warrants and the beneficial conversion feature as discounts to the principal of the convertible debt. First, the fair value of the warrants and the principal amount of the debt were applied on a pro rata basis to the $3.1 million value received from the issuance of the debt. Then the pro rata value of the warrants and the fair value of the beneficial conversion feature were recorded as discounts to the convertible debt. These discounts will be amortized over the 30 month term that the debt will be outstanding.

     The convertible debentures are included in the accompanying balance sheet as follows:

Convertible debentures	$3,150,000
Discount from detachable warrants feature	(948,000)
Discount from beneficial conversion feature	(683,000)
Convertible debentures at issuance, net of discounts	1,519,000
Add amortization of warrant and beneficial conversion feature	108,000
Convertible debentures at August 31, 2007	$1,627,000

     The transaction costs incurred in connection with the convertible debenture financing have been deferred and will be amortized using the interest method over the thirty month term of the debentures. Any transaction costs in connection with the future exercise of the warrants will be recognized at that date, when and if the warrants are exercised.

8. Preferred Stock

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

     The Series A Preferred Stock is ranked senior to any other series of preferred stock that may be issued in the future and to the common stock. In the event of a liquidation, dissolution or winding up of the Company, holders of Series A Preferred Stock are entitled to receive $100 per share, plus any accrued and unpaid dividends (if any), prior to any distribution being made in respect of any other series of preferred stock or common stock. Except as required by law, the Series A Preferred Stock is non-voting. The Series A Preferred Stock does not have any special dividend rights, and is entitled to receive dividends only if declared by the Company's Board of Directors. The Company has the right to redeem the Series A Preferred Stock at any time upon a per share payment of $100 plus any accrued and unpaid dividends (if any).

9. Stock-Based Compensation

Adoption of SFAS 123R

     Effective September 1, 2006, we adopted SFAS No. 123R (revised 2004), which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

     Our first issuance of stock options under our 2006 Equity Incentive Plan as approved by our shareholders on March 15, 2006, occurred on September 1, 2006.

     SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations.

Compensation Costs

     Results of operations for the fiscal year ended August 31, 2007 include stock-based compensation costs of approximately $301,000 related to employee stock option grants. We had no stock options outstanding in the prior year. The total fair value of options granted is $1,205,000. After recording expense through August 31, 2007, there remains $904,000 of unrecognized compensation costs related to unvested stock options to be recognized over the next 3.4 years.

     All stock-based compensation costs have been recorded in our selling, general and administrative expenses within our Consolidated Statements of Operations.

Valuation of Stock Option Awards

     The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form option valuation model that uses the assumptions noted in the following table. All options granted have a maximum term of ten years. As permitted by SAB 107, for the fiscal year ended August 31, 2007, we utilized the "shortcut approach" to estimate the options' expected term of six years, which represents the period of time that options granted are expected to be outstanding. We utilized this approach because we have no historical share option exercise experience to provide a reasonable basis upon which to estimate an expected term. Expected volatilities are based on historical volatility of the stock and were 64.6% for the valuation of options granted during the three months ended November 30, 2006 and 65.5% for the valuation of options granted during the three months ended February 28, 2007. The risk-free rate for periods within the contractual life of the option is based on the U.S. 7 year Treasury yield in effect at the time of grant. We utilized 4.68% for options granted during the three months ended November 30, 2006 and 4.54% for options granted during the three months ended February 28, 2007. There were no options granted during the three months ended May 31, 2007 or August 31, 2007. We have not declared or paid dividends for more than 2 years and have no plans to do so in the foreseeable future.

     The following assumptions were utilized for the calculations during the period:

	Three months ended
	November 30,	February 28,
	2006	2007
Expected life (in years)	6	6
Expected volatility	64.60%	65.50%
Risk-free interest rate	4.68%	4.54%
Forfeiture rate	3.00%	3.00%
Anticipated dividend yield	0.00%	0.00%
Weighted average grant date fair value of options granted	$2.61	$3.03

Stock Option Activity

     Awards under our 2006 Equity Incentive Plan may be granted to any of our employees, directors or consultants or those of our affiliates. Awards may consist of stock options (both incentive stock options and non-statutory stock options), stock awards, stock appreciation rights and cash awards. As of August 31, 2007, options to purchase 440,000 shares of our common stock have been granted under this plan to employees and all remain outstanding. All such grants were made in the first nine months of fiscal 2007, and have an average exercise price of $4.35 per share. All options were issued with an exercise price equal to the fair market value on the grant date.

Summary of Stock Options

     A summary of the options granted under our 2006 Equity Incentive Plan as of August 31, 2007, and the activity during the twelve months then ended, are as follows:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(in Years)	Value
Options outstanding at August 31, 2006	-	-
Options granted	440,000	$4.35
Options exercised	-	-
Options forfeited	-	-
Options outstanding at August 31, 2007	440,000	$4.35	9.3	-

Options vested and exercisable at August 31, 2007	110,000	$4.35	9.3	-

10. Warrants

     On June 21, 2007 we issued 577,500 warrants in conjunction with our convertible debentures. The Warrants are five (5) year warrants to purchase our Common Stock at a price of $4.12 per share, subject to adjustment, including full-ratchet anti-dilution protection. These warrants have registration rights for the underlying shares.

11. Goodwill and Intangible Assets:

     Goodwill and Other Intangible Assets consisted of the following at August 31, 2007 and 2006:

	August 31,	August 31,
	2007	2006
Goodwill	$2,620,000	$2,620,000

Intangibles not subject to amortization	3,933,000	902,000
Intangibles subject to amortization	2,791,000	2,791,000
Accumulated amortization	(384,000)	(150,000)
	$6,340,000	$3,543,000

     Goodwill represents the excess purchase price over the fair value of the net assets acquired in connection with our acquisition of Designer Intimates, Inc. Goodwill is not subject to amortization.

     Intangibles not subject to amortization are comprised of assets purchased in the acquisitions of Designer Intimates, Inc. and the assets acquired from Saguaro LLC, including trademarks that do not have a finite life. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”), these assets are tested for impairment on an annual basis and between annual tests in certain instances. During the fourth quarter we conducted such testing; our intangibles not subject to amortization were found not to have been impaired.

     Intangibles subject to amortization includes the sleepwear license for Crabtree & Evelyn, the customer lists of and acquisition costs for Designer Intimates, and the home décor license for Bill Blass. Intangibles for licenses total $1,531,000, net of accumulated amortization of $265,000, and intangibles for customer lists and acquisition costs total $876,000, net of accumulated amortization of $119,000. The estimated amortization expense for each of the ensuing years through August 31, 2011 is $234,632, $234,632, $234,632, and $217,402 respectively. The weighted average amortization period for licenses is 12.2 years and for customer lists and acquisition costs is 18.4 years. In accordance with SFAS 142, intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. There were no such occurrences during the current fiscal year.

12. Income Taxes

     The components of the provision for/(benefit from) income taxes are as follows:

	Years ended August 31,
	2007	2006	2005
Current:
Federal	$(68,000)	$(21,000)	$(320,000)
State	66,000	149,000	3,000
	(2,000)	128,000	(317,000)
Deferred
Federal	(305,000)	184,000
State	(55,000)	(191,000)
	(360,000)	(7,000)	(577,000)
Provision/(Benefit)	$(362,000)	$121,000	$(894,000)

     Net deferred income tax assets at August 31, 2007 and 2006 consist of the tax effects of temporary differences related to the following:

	August 31,
	2007	2006
Current deferred assets:
Inventories	$228,000	$274,000
Sales returns and doubtful account reserves	364,000	237,000
State taxes	28,000	39,000
Accrued compensation	34,000	19,000
Tax credits	12,000	12,000
Other items	15,000	6,000
	$681,000	$587,000

Non current deferred liabilities:
Accumulated depreciation	$195,000	$163,000
Intangibles	(971,000)	(955,000)
Equity compensation	30,000	-
Beneficial conversion feature on debt	(254,000)	-
Other	28,000	-
Net operating loss carryforward	276,000	56,000
	$(696,000)	$(736,000)

     In assessing the realizability of deferred tax assets of $1,210,000 at August 31, 2007, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

     Differences between the statutory Federal income tax rate and the effective tax rate as a percentage of pre-tax income are as follows:

	Years ended August 31,
	2007	2006	2005
Statutory rate	(34.0%)	34.0%	(34.0%)
State income taxes, net of federal benefit	(1.6%)	5.8%	(5.8%)
(Income)/loss on equity investment	0.0%	0.7%	(2.8%)
Nondeductible stock based compensation expense	6.9%	0.0%	0.0%
Other nondeductible intangible expenses	3.9%	2.5%	0.0%
Reconciliation of deferred tax asset to prior year actual	0.0%	(20.7%)	0.0%
Reconciliation of prepaid taxes and taxes payable to prior year actual	0.0%	(2.2%)	0.0%
Other	(3.1%)	0.4%	(0.1%)
Effective rate	(27.9%)	20.5%	(42.7%)

     The amount and expiration dates of net operating loss carryforwards are as follows:

	Expiring August 31,
Federal	$602,000	Expiring 2025
State	1,225,000	Expiring 2015

13. Employee Benefit Plans

     The Company has a 401(k) Savings Plan, whereby employees may make investments in various independently managed funds and Company stock. The Company may match employee contributions to this Plan on a discretionary basis or contribute on a profit sharing basis. The Company made no matching or profit sharing contributions to this Plan in fiscal 2007, 2006, or 2005.

14. Dividends

     The Company did not pay any cash dividends during 2005, 2006 or 2007. On January 20, 2006 the Company issued a 200% stock dividend to shareholders of record as of January 3, 2006. This stock dividend had the effect of tripling the outstanding number of shares of the Company. Earnings per share computations have been restated for all periods presented to reflect this change.

15. Leases

     The Company has lease commitments expiring at various dates through February 2017, principally for real property and equipment. The aggregate minimum rental commitments for the ensuing five years ending August 31 for all non-cancelable leases having initial or remaining terms of one or more years are as follows:

2008	$1,299,000
2009	935,000
2010	916,000
2011	896,000
2012	905,000
2013 and thereafter	2,569,000
Total leases	$7,520,000

     The Company's leases for real property are generally subject to rent escalation based on increases in the consumer price or other indices with certain minimum and maximum increases. Rent expense was approximately $1.5 million, $1.0 million, and $406,000, during fiscal 2007, 2006 and 2005, respectively.

16. Employment Agreement

     The Company has an employment agreement with Paul M. Wyandt effective April 1, 2006 through March 31, 2011. Pursuant to this agreement, Mr. Wyandt serves as President and Chief Operating Officer of the Company. The agreement provides for a base annual salary of $160,000, or a higher amount as the Board of Directors may approve. The base annual salary was increased to $190,000 as of January 1, 2007. In addition, Mr. Wyandt may receive a bonus at the discretion of the Board of Directors. The minimum annual commitments of the Company under this agreement are summarized below:

2008	$190,000
2009	190,000
2010	190,000
2011	111,000
Total commitment	$681,000

     Salary paid to Mr. Wyandt was $182,500, $160,000 and $160,000 in fiscal 2007, 2006, and 2005 respectively.

17. Operating Segments and Major Customers

     The Company’s operations comprise a single operating segment. No significant assets are maintained outside the United States. Sales are made to a variety of customers throughout the United States. Sales to three customers accounted for 17.7%, 15.3% and 12.8% of the Company’s net sales during 2007. Sales to three customers accounted for 21.6%, 10.9% and 11.2% of the Company’s net sales during 2006.

     Two major customers accounted for 30.1% and 12.0%, respectively, of the Company’s factored trade receivable balance at August 31, 2007. Two different major customers accounted for 39.7% and 11.5%, respectively, of the Company’s factored trade receivable balance at August 31, 2006.

18. Quarterly Results of Operations (Unaudited)

     The following is a summary of the quarterly results of operations for the years ended August 31, 2007 and 2006.

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$35,421,000	$14,274,000	$19,475,000	$15,773,000
Gross profit	8,576,000	3,768,000	4,785,000	3,228,000
Net income (loss)	1,217,000	(530,000)	(432,000)	(1,191,000)
Earnings (loss) per share, basic	$0.25	($0.10)	($0.08)	($0.21)
Earnings (loss) per share, diluted	$0.24	($0.10)	($0.08)	($0.21)

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$14,715,000	$12,314,000	$12,580,000	$15,223,000
Gross profit	4,333,000	3,559,000	3,700,000	3,255,000
Net income (loss)	520,000	45,000	33,000	(130,000)
Earnings (loss) per share, basic	$0.14	$0.01	$0.01	($0.03)
Earnings (loss) per share, diluted	$0.14	$0.01	$0.01	($0.03)

     The net loss of $1,191,000 for the fourth quarter of fiscal 2007 included the write-off of $317,000 of inventory from a discontinued product line and $123,000 in noncash amortization of the debt discount and cost of debt issuance related to the convertible debentures issued during the period.

Item 9 -	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A - Controls and Procedures

     (a) Disclosure Controls and Procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

     As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2007, the end of the period covered by this report. Based on that evaluation, our chief executive and financial officer concluded that certain control deficiencies as described below existed in our internal control over financial reporting as of August 31, 2007. As a result of these deficiencies our chief executive and financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of August 31, 2007 because of a material weakness in our internal controls over financial reporting. At that period of time we lacked sufficient experienced senior accounting staff to enable us to timely process, summarize and report financial information. Effective April 1, 2007 our controller resigned. We hired a consultant to fill that role through the end of the fiscal year. The consultant was terminated in October 2007. We are in the process of recruiting additional senior accounting personnel. While our lack of accounting personnel has affected the timeliness of our processing information, we have completed our internal control procedures. Accordingly, our management has concluded that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

     (b) Changes In Internal Controls Over Financial Reporting. We made changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting. Effective April 1, 2007, we experienced a change in accounting personnel. Our controller resigned for personal reasons and was replaced. We retained a consultant to perform those functions during the fourth quarter. Subsequent to the close of the fourth quarter, but before the filing of this report, that consultant was terminated and was not replaced. During fiscal 2008 we expect to retain one or more additional senior accounting personnel with the intention of increasing both the number of personnel devoted to our internal controls process and the level of experience of our accounting team in dealing with relevant accounting issues.

Item 9B – Other Information

     None.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

     The following table sets forth certain information with respect to the directors and executive officers of the Company:

NAME	AGE	POSITION
Steven P. Wyandt	62	Chairman, Chief Executive Officer and Chief Financial Officer
Paul M. Wyandt	39	Director, President and Chief Operating Officer
Eugene B. Price II	63	Director (Independent)
Michael D. Sholtis	58	Director (Independent)
T. Jefferson Straub	65	Director (Independent)

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

Director Independence

     Our board of directors has determined that each of Messrs. Price, Sholtis and Straub are “independent” under the criteria established by the NASDAQ for independent board members. In addition, our board of directors has determined that the members of our audit committee meet the additional independence criteria required for audit committee membership.

Audit Committee

     We have an audit committee established in accordance with Section 3(a)(58)(a) of the Exchange Act. Our audit committee operates under a written charter, a copy of which was filed with our proxy statement related to our 2005 annual meeting of shareholders. Our audit committee, among other things: (i) oversees our accounting and financial reporting processes and the audits of our financial statements; (ii) serves as an independent and objective party to monitor our policies for internal control systems; (iii) retains the independent auditors, reviews and appraises their independence, qualifications and performance, and approves the terms of engagement for audit service and non-audit services; (iv) provides an open avenue of communication among the independent auditors, financial and senior management, and our board of directors; and (v) administers our whistleblower protection policy.

     Our board of directors has determined that Mr. Straub, the chair of our audit committee, qualifies as an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K and under the NASDAQ Marketplace Rules.

Code of Ethics

     We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers, and employees. The Code of Ethics and Business Conduct is posted on our website at www.nitches.com. Amendments to, and waivers granted under, our Code of Ethics and Business Conduct , if any, will be posted to our website as well.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

     Based solely on review of the forms furnished to us, we believe that all filing requirements applicable to our executive officers, directors and persons who beneficially own more than 10% of our common stock were complied with during fiscal 2007.

Item 11 - Executive Compensation

Compensation Discussion and Analysis

     General Philosophy and Objectives. Our compensation philosophy and objectives is to provide a total compensation package sufficient to provide incentive to attract, motivate, and retain key executive officers. We believe that it is necessary to provide a competitive base level of compensation, but that the performance of our executives in managing and growing our company, considered in light of general economic and specific company, industry, and competitive conditions, should be the basis for determining their overall compensation. We also believe that their compensation should not be based on the short-term performance of our stock, whether favorable or unfavorable, but rather that the price of our stock will, in the long-term, reflect our operating performance, and ultimately, the management of the company by our executives.

     Compensation Program and Process. The Compensation Committee of our Board of Directors establishes and oversees our executive compensation programs and sets compensation packages for our executive officers, which include our chairman, chief executive officer and chief financial officer, Steven P. Wyandt, and our president and chief operating officer, Paul M. Wyandt.

     Performance and Compensation Review. The Compensation Committee evaluates the following performance factors to determine total compensation for each executive officer:

  company performance against corporate objectives for the previous year;
  individual performance against individual objectives for the previous year;
  difficulty of achieving desired company and individual performance objectives in the coming year;
  value of each executive’s unique skills and capabilities to support our long-term performance objectives;
  each executive’s performance with respect to general management responsibilities; and
  each executive’s contribution as a member of the executive management team.

     The Compensation Committee determines the compensation of our chairman, chief executive officer and chief financial officer, Steven P. Wyandt, following discussions with him and, if it deems appropriate, an independent compensation consultant. The Compensation Committee is solely responsible for determining Steven's compensation.

     For our other executive officer, Paul M. Wyandt, Steven prepares and presents to the compensation committee performance assessments and compensation recommendations. Following consideration of Steven's presentation, the Compensation Committee may accept or adjust his recommendations. Paul is not present during this process.

     Benchmarking. Historically we have not benchmarked the compensation of our executive officers against competitors in our industry.

     Components of Compensation. Historically, the components of compensation for our executives consisted of: base salary, an opportunity for a discretionary cash bonus, and the same health and welfare benefits package available to all of our employees. In fiscal 2007 we added equity compensation. Our 2006 Equity Incentive Plan permits the Compensation Committee to grant, in its discretion, equity awards of stock or options. All equity awards to date have been in the form of stock options. We believe this mix of cash and equity compensation, which provides both short- and long-term compensation, is consistent with our compensation philosophy and furthers our overall compensation objectives by:

  encouraging superior short- and long-term performance;
  creating competitive compensation packages to attract a strong management team; and
  aligning management’s compensation with maximizing long-term stockholder value;

     Base Salaries. We provide our executive officers and other employees with base salaries to compensate them for services rendered during the fiscal year. Base salaries for our key executive officers were established by the terms of employment agreements but are subject to adjustment in the discretion of the Compensation Committee. Merit based increases to salaries of executive officers are based on the compensation committee's assessment of the individual’s performance. Adjustments in base salary ranges for executive officers are determined based on his or her position and responsibility by using competitive information, market data and internal assessments of motivation.

     In determining base salaries for our executives, the compensation committee primarily considers:

  competitive factors in our industry;
  market data provided by outside consultants and gathered internally;
  internal assessment of the executive’s compensation, both individually and relative to other officers; and
  individual performance of the executive.

     Base salary ranges are designed to be competitive with market conditions and sufficient to attract and retain top executives.

     Annual Cash Bonuses. Our agreements with our executive officers provide for awards of cash bonuses in the discretion of the Compensation Committee. Cash bonuses are designed to reward our executives for the achievement of shorter-term company financial and operational goals as well as achievement of individual performance goals. We did not pay any cash bonuses in 2005, 2006, or 2007 because in the estimation of the Compensation Committee, the Company's performance did not merit a bonus. We have not historically established an incentive or target plan as general criteria for the payment of cash bonuses at the beginning of each year. Instead the Compensation Committee has full discretion as to the granting of these bonuses at any time and in such amount as they deem appropriate.

     Equity Compensation For the past several years, we have not had an equity incentive plan. In January 2006 our Board of Directors adopted the Nitches, Inc. 2006 Equity Incentive Plan, which was approved by the shareholders in March 2006. Initial grants under that plan were made to employees in September 2006. In December 2006 our Compensation Committee authorized grants of stock options to executive officers and directors. Mr. Steven P. Wyandt declined to receive any stock options under the plan. The Compensation Committee determined to grant Mr. Paul M. Wyandt options to purchase 60,000 shares of our common stock. The grant vested as to 25% immediately and then ratably at 2.08% per month for thirty six months, beginning on the one year anniversary of the date of grant.

     During our 2006 fiscal year, our non-employee directors combined with all of our employees, inclusive of our named executive officers, received stock options to purchase an aggregate of 7.8% of the outstanding shares of our common stock. Of our named executive officers Mr. Paul M. Wyandt received stock options to acquire 60,000 shares or 13.6% of the total options granted in fiscal 2006.

     As we begin to expand our operations and increase the number of our key employees, we intend that our 2006 Equity Incentive Plan be the primary vehicle for offering long-term incentives and rewarding our executive officers and key employees. We also regard our equity incentive program as a key retention tool. This is a very important factor in our determination of the type of award to grant and the number of underlying shares that are granted in connection with that award. Because of the direct relationship between the value of an option and the market price of our common stock, we believe that granting stock options is the best method of motivating the executive officers to manage our company in a manner that is consistent with the interests of our company and our stockholders.

Perquisites and Other Benefits

     Severance Benefits. We believe that severance benefits for senior management should reflect the fact that it may be difficult for them to find comparable employment within a short period of time. In addition, we believe it is fair to compensate an executive officer for years of service. However, we also believe it fair that the executive officer stop receiving severance payments or receive reduced payments once he has established a new employment relationship.

     We have entered into a severance arrangement with Paul M. Wyandt. This arrangement provides that unless the executive officer is terminated for cause, in the event we terminate the executive officer (or such officer resigns for good reason, as defined), the executive officer will receive severance payments equal to (i) one month’s base salary for each year of completed or partial employment, plus (ii) a monthly payment equal to his base salary for the balance of the unexpired term of his agreement. The monthly severance payments are offset by any amounts that the executive officer receives from a new employer. In connection with these severance payments, we do not continue health and other insurance benefits for our executives.

     Based upon a hypothetical termination date of August 31, 2007, the cash severance benefits for Mr. Paul M. Wyandt would have been $840,000.

     Although we generally do not continue health and other insurance benefits for our executives in a severance arrangement, we may accelerate the vesting of equity compensation. We believe that these severance and equity acceleration standards will aid our recruitment and retention efforts and are competitive among comparable companies, although we have not conducted a study to confirm this.

     As stated before, our named executive officers also participate in our medical, dental, and life insurance benefit plans on the same terms as all other employees. We do not offer any other perquisites or benefits to our named executive officers.

     Tax and Accounting Considerations. We attempt to provide compensation that is structured, to the extent possible, to maximize favorable accounting, tax and similar benefits for our Company.

     Deductibility of Executive Compensation. Section 162(m) of the Internal Revenue Code of 1986, as amended, generally limits the deductibility of certain compensation in excess of $1,000,000 paid in any one year to the chief executive officer and the other four highest paid executive officers. Qualifying performance-based compensation will not be subject to this deduction limit if certain requirements are met.

     The Compensation Committee periodically reviews and considers the deductibility of executive compensation under Section 162(m) in designing our compensation programs and arrangements. A portion of our annual cash incentive awards is determined based upon the achievement of certain predetermined financial performance goals in order to permit us to deduct such amounts pursuant to Section 162(m). In addition, our equity incentive plans contain limits on the number of options that can be granted to any one individual in any year for purposes of Section 162(m).

     While we will continue to monitor our compensation programs in light of Section 162(m), the compensation committee considers it important to retain the flexibility to design compensation programs that are in the best long-term interests of our company and our stockholders. As a result, the Compensation Committee may conclude that paying compensation at levels that are not deductible under Section 162(m) is nevertheless in the best interests of our company and our stockholders.

REPORT OF THE COMPENSATION COMMITTEE*

     The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on these reviews and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K or the annual meeting proxy statement on Schedule 14A.

                         Eugene B. Price II (Chairperson)                         Michael D. Sholtis

Summary Compensation Table

     The following table sets forth information concerning compensation earned for services rendered to us by our chief executive officer and chief financial officer, Steven P. Wyandt, and our president and chief operating officer, Paul M. Wyandt, for the fiscal year ended August 31, 2007 and the preceding two fiscal years. These two officers are referred to as the “named executive officers” in this annual report. The compensation described in this table does not include medical, group life insurance, or other benefits which are available generally to all of our salaried employees.

Name and	Year	Salary	Bonus	Stock	Option	Non-Equity	Change in Pension	All Other	Total
Principal		($)	($)	Awards	Awards	Incentive Plan	Value and	Compensation	($)
Position				($)	($)	Compensation	Nonqualified Deferred	($)
						($)	Compensation Earnings
							($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Steven P.
Wyandt,	2007	250,000							250,000
CEO and	2006	250,000							250,000
CFO	2005	250,000							250,000

Paul M.
Wyandt,	2007	183,333							183,333
President and	2006	160,000							160,000
COO	2005	160,000							160,000

Grants of Plan-Based Awards

     The following table sets forth information regarding grants of stock and option awards made to our named executive officers during the fiscal year ended August 31, 2007.

Name	Grant	Estimated Future Payouts Under			Estimated Future Payouts			All Other	All Other	Exercise or
	Date	Non-Equity Incentive Plan			Under Equity Incentive Plan			Stock	Option	Base Price
		Awards			Awards			Awards:	Awards:	of Option
								Number of	Number of	Awards
		Thresh-	Target	Maxi-	Thresh-	Target	Maxi-	Shares	Securities	($/sh)
		old	($)	mum	old	(#)	mum	of Stock or	Underlying
		($)		($)	(#)		(#)	Units (#)	Options (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
Steven P.	--	--	--	--	--	--	--	--	--	--
Wyandt

Paul M.	12/19/06	--	--	--	--	--	--	--	60,000	$4.79
Wyandt

Outstanding Equity Awards at Fiscal Year-End

     The following table sets forth information regarding outstanding equity awards held by our named executive officers as of August 31, 2007.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexer- cised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Steven P.	--	--	--	--	--	--	--	--	--
Wyandt

Paul M.	15,000	45,000	--	$4.79	12/18/16	--	--	--	--
Wyandt

     No options were exercised or shares acquired upon vesting by our named executive officers during the fiscal year ended August 31, 2007.

Employment Agreements and Potential Payments Upon Termination or Change of Control

     The Company extended an employment agreement with Steven P. Wyandt, effective September 1, 2001 through August 31, 2004. Pursuant to this agreement, Mr. Wyandt serves as Chief Executive Officer and Chief Financial Officer of the Company. The agreement provides for a base annual salary of $250,000, or a higher amount as the Board of Directors may approve. In addition, Mr. Wyandt may receive a bonus at the discretion of the Board of Directors. No bonus was paid during fiscal 2005, 2006, or 2007. The agreement continues on a month-to-month basis after August 31, 2004.

     We have an employment agreement with Paul M. Wyandt effective April 1, 2006 through March 31, 2011. Pursuant to this agreement, Mr. Wyandt serves as President and Chief Operating Officer of the Company. The agreement originally provided for a base annual salary of $160,000, or a higher amount as the Board of Directors may approve. The base annual salary was increased to $195,000 as of January 1, 2007. In addition, Mr. Wyandt may receive a bonus at the discretion of the Board of Directors. No bonus was paid during fiscal 2005, 2006, or 2007. Mr Wyandt is also entitled to participate in the Company's other equity incentive and benefit programs.

     Mr. Paul M. Wyandt's contract has potential payments upon termination or a change in control. In the event that Mr. Wyandt's employment is terminated by reason of his retirement, disability or death, then he or his estate will be entitled to a lump sum payment equal one month's base salary for each year of service performed under the agreement. If his employment is terminated by Mr. Wyandt for good reason (as defined in the agreement) or by the Company without cause, then he is entitled to severance compensation equal to an immediate lump sum payment equal to one month's base salary for each year of service under the agreement, and thereafter a monthly payment equal to his base salary through the end of the term of the agreement. The monthly severance payment is subject to offset by any and all compensation received by Mr. Wyandt from another employer during the unexpired term of this agreement. If a "Change of Control" of the Company occurs anytime after March 31, 2008, including the acquisition by a third party or parties of a 50.1% interest in the voting securities of the Company, the term of the employment agreement automatically extends for three (3) years from the effective date of the Change of Control.

Director Compensation

     All directors who are not employees of the Company receive $24,000 annually, plus $1,000 for attendance at each Board of Directors and Committee meeting and reimbursement of reasonable expenses. The $1,000 fee is not paid for attendance at a Committee meeting that is held the same day the Board of Directors meets nor for participation in any meeting telephonically.

     Effective December 18, 2006, the Board approved a grant of options to all non employee directors. Each non-employee director received options to purchase 25,000 shares of our Common Stock exercisable at a price of $4.79 per share. The options vest 25% on the date of grant and then an additional 2.08% per month for each of the thirty six calendar months beginning on the one year anniversary of the date of grant, provided that the director continues service on the Board.

Name	Fees Earned	Stock	Option	Non-Equity	Change in	All Other	Total
	or Paid in	Awards	Awards	Incentive Plan	Pension Value	Compensation	($)
	Cash	($)	($)(1)	Compensation	and Nonqualified	($)
	($)			($)	Deferred
					Compensation
					Earnings
					($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Eugene B.	25,000	..	68,500	--	--		93,500
Price II

Michael	25,000	--	68,500	--	--		93,500
Sholtis

T.	25,000	--	68,500	--	--		93,500
Jefferson
Straub

(1) Stock options awards valued based on the estimated fair value on the date of grant using the Black-Scholes-Merton option valuation model per SFAS 123R

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth, as of November 30, 2007, certain information with respect to the beneficial ownership of common stock by (a) each person known by the Company to be the beneficial owner of more than 5% of its outstanding common stock, (b) the Company's directors, (c) the Company’s named executive officers, and (d) all directors and executive officers as a group. Except as noted below, to the best of the Company's knowledge, each of such persons has sole voting and investment power with respect to the shares beneficially owned

	Amount and
	Nature of
	Beneficial	Percent of Class
Name and Address of Beneficial Owner (1)	Ownership (2)	Outstanding
Officers and Directors
Steven P. Wyandt (3)	1,298,349	22.8%
Paul M. Wyandt (4)	15,000	0.3%
Eugene B. Price II (5)	75,667	1.3%
Michael. D. Sholtis (5)	6,250	0.1%
T. Jefferson Straub (5)	14,204	0.2%
All directors and current officers as a group (5 persons) (6)	1,409,470	24.8%

5% Shareholders
Haresh T. Tharani
1400 Broadway, 33rd Floor
New York, NY 10018	892,260	15.8%

____________________

(1) Except as otherwise indicated, the address of each beneficial owner is c/o Nitches, Inc., 10280 Camino Santa Fe, San Diego, CA 92121.
(2) The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/ or minor children of an individual
(3) A portion of the shares of Steven P. Wyandt are owned indirectly in trusts, the terms of which establish sole voting power in Mr. Wyandt.
(4) Includes 15,000 shares issuable upon the exercise of outstanding options to purchase common stock.
(5) Includes 6,770 shares issuable upon the exercise of outstanding options to purchase common stock.
(6) Includes 33,750 shares issuable upon the exercise of outstanding options to purchase common stock.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

     The information required by this Item 13 of this report is incorporated by reference to the information disclosed under Item 10 of this report.

Item 14 – Principal Accounting Fees and Services

     Audit Fees

     The aggregate fees billed for each of the fiscal years 2007 and 2006 for professional services rendered by Berenson LLP and J.H. Cohn LLP for the audit of our annual financial statements and review of our financial statements included in our Form 10-Qs was $169,732 and $153,176, respectively. J.H. Cohn LLP and Berenson LLP combined practices effective May 1, 2007.

     Tax Fees

     Aggregate fees billed by CBIZ Nation Smith Hermes Diamond for tax services, including tax planning and preparation, during fiscal 2005 through 2007 was $54,780. The aggregate fees billed by Dunlap, Klingensmith, Dunlap & Peck for tax compliance, tax advice and tax planning services during fiscal 2006 were $16,956.

     All Other Fees

     Fees billed for professional services rendered by Berenson LLP and JH Cohn LLP related to acquisition transactions and special projects for fiscal 2007 and 2006 were $30,549 and $9,495, respectively. Other than as disclosed herein, we did not engage any other accountants on any other matters in either fiscal 2007 or 2006.

     Audit Committee Pre-Approval Policy

     Approximately 67% of the services described above were approved by our audit committee pursuant to Rule 2-01(c)(7)(i)(C) of Reglation S-X. Our audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services include audit and audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our audit committee may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15 – Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1)	Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of August 31, 2007 and 2006
Consolidated Statements of Operations for the years ended August 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders’ Equity for the years ended August 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended August 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Reports of independent auditors on Schedule II
Schedule II - Valuation and Qualifying Accounts and Reserves
All other financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3)	Exhibits. See subsection (b) below.

(b) Exhibits. The exhibits set forth in the Exhibit Index following the signature page of this report are filed as part of this Annual Report on Form 10-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: December 21, 2007

NITCHES, INC.

By:	/s/ Steven P. Wyandt
Steven P. Wyandt, Chairman

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Steven P. Wyandt, as his attorney-in-fact, with full power of substitution, for him in any and all capacities to sign any and all amendments to this report, and to file the same with, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Chief Executive Officer
(Principal Executive Officer), Chief
Financial Officer (Principal Financial
/s/	Steven P. Wyandt	Officer) and Director	December 21, 2007
Steven P. Wyandt

President, Chief Operating Officer
(Principal Operating Officer), and
/s/	Paul M. Wyandt	Director	December 21, 2007
Paul M. Wyandt

/s/	Eugene B. Price II	Director	December 21, 2007
Eugene B. Price II

/s/	Michael Sholtis	Director	December 21, 2007
Michael Sholtis

/s/	T. Jefferson Straub	Director	December 21, 2007
T. Jefferson Straub

Reports of Independent Registered Public Accounting Firms

To the Board of Directors and Shareholders
Nitches, Inc. and Subsidiaries
San Diego, California

Our audit of the consolidated financial statements of Nitches, Inc. and Subsidiaries referred to in our report dated December 17, 2007 appearing in item 8 in this Annual Report on Form 10-K also included an audit of the information for the year ended August 31, 2007 included in the financial statement schedule listed in item 15 of this Form 10-K. In our opinion, the information for the year ended August 31, 2007 included in the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

J.H. Cohn LLP

New York, New York
December 17, 2007

To the Board of Directors and Shareholders
Nitches, Inc. and Subsidiaries
San Diego, California

Our audit of the consolidated financial statements of Nitches, Inc. and Subsidiaries referred to in our report dated November 15, 2006 appearing in item 8 in this Annual Report on Form 10-K also included an audit of the information for the year ended August 31, 2006 and 2005 included in the financial statement schedule listed in item 15 of this Form 10-K. In our opinion, the information for the years ended August 31, 2006 and 2005 included in the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Berenson LLP

New York, New York
November 15, 2006

Schedule II

NITCHES, INC.

Valuation and Qualifying Accounts and Reserves

		Additions
	Balance at	Charged to	Charged to	Deductions	Balance at
	Beginning	Costs and	Other	(2)	End of Year
	of Year	Expenses	Accounts (1)
Year ended August 31, 2005
Allowance for doubtful accounts & sales returns	$492,000	$318,000	-	$538,000	$272,000
Inventory markdown allowance	$85,000	$61,000	-	$61,000	$85,000

Year ended August 31, 2006
Allowance for doubtful accounts & sales returns	$272,000	$975,000	$300,000	$904,000	$643,000
Inventory markdown allowance	$85,000	$117,000	$340,000	$154,000	$388,000

Year ended August 31, 2007
Allowance for doubtful accounts & sales returns	$643,000	$2,435,000	-	$2,113,000	$965,000
Inventory markdown allowance (3)	$388,000	$304,000	-	$144,000	$548,000

(1)	Additions charged to other accounts reflect reserve balances acquired in the purchase of Designer Intimates on October 24, 2005.
(2)	Deductions consist of amounts released from reserves due to either (a) a write-off of the underlying accounts receivable or inventory and the resulting loss having been charged directly to costs or expenses (b) with respect to accounts receivable, the recovery of monies owed and the elimination of related reserves or (c) with respect to inventory, a higher value having been realized upon disposition of marked down inventory and the subsequent elimination of related reserves.
(3)	Amounts charged to costs and expenses in 2007 did not include $317,000 related to the write-off of inventory that was charged directly to cost of goods sold.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (2)
4.1	Certificate of Designation related to Series A Preferred Stock (12)
4.2	Form of Common Stock Purchase Warrant issued June 21, 2007 (11)
4.3	Form of 12.0% Subordinated Convertible Debenture issued June 21, 2007 (11)
10.1	Form of Indemnification Agreement for Officers and Directors (1)
10.2#	Employment Agreement with Steven P. Wyandt (3)
10.3#	Employment Agreement with Paul M. Wyandt (4)
10.4	Asset Purchase Agreement and related agreements between the Company and Design and Source Holding Company, Ltd. effective July 1, 1995 (5)
10.5	Stock Sale and Purchase Agreement dated October 24, 2005, between the Company and the shareholders of Designer Intimates, Inc. (6)
10.6	Acquisition Agreement dated as of June 23, 2006, between the Company and Impex, Inc. (7)
10.7	Amendment No. 1 to Acquisition Agreement dated as of June 23, 2006, between the Company and Impex, Inc. (8)
10.8	Asset Purchase Agreement dated as of June 24, 2006, between the Company and Taresha LLC(9)
10.9	Stock Purchase Agreement between Nitches, Inc. and Sojitz Corporation dated April 23, 2007 (10)
10.10	Securities Purchase Agreement between Nitches, Inc. and the purchasers parties thereto dated June 21, 2007 (11)
10.11	Registration Rights Agreement dated as of June 21, 2007 (11)
10.12#	Nitches, Inc. 2006 Equity Incentive Plan (13)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. §1350

#	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference from Registrant's Form 10-K filed on November 23, 1992.
(2)	Incorporated by reference from Registrant's Form 10-K filed on November 23, 1988.
(3)	Incorporated by reference in Schedule 13E-4 filed on August 18, 1998 and amendments related thereto.
(4)	Incorporated by reference from Registrant's Form 8-K filed on March 22, 2006.
(5)	Incorporated by reference from Registrant's Form 10-K filed on November 3, 1995.
(6)	Incorporated by reference from Registrant's Form 8-K/A filed on January 10, 2006.
(7)	Incorporated by reference from Registrant's Registration Statement on Form S-3/A filed on September 15, 2006.
(8)	Incorporated by reference from Registrant's Form 8-K filed on August 8, 2006.
(9)	Incorporated by reference from Registrant's Preliminary Proxy Statement on Schedule 14A filed on November 7, 2006.
(10)	Incorporated by reference from Registrant's Form 8-K filed on April 25, 2007.
(11)	Incorporated by reference from Registrant's Form 8-K filed on June 21, 2007.
(12)	Incorporated by reference from Registrant's Form 10-K/A filed on October 26, 2007.
(13)	Incorporated by reference from Registrant's Definitive Proxy Statement on Schedule 14A filed on February 21, 2006.