Form 10-Q
period 2007-11-30
NITCHES INC
filed 2008-01-24
CIK 772263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	November 30, 2007

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	000-13851

NITCHES, INC.
(Exact name of registrant as specified in its charter)

California	95-2848021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10280 Camino Santa Fe, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

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
Yes [ ] No [ X ]

As of January 24, 2008 the registrant had 5,659,644 shares of common stock outstanding.

NITCHES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS

	November 30,	August 31,
	2007	2007
	(Unaudited)
Current assets:
Cash	$558,000	$353,000
Receivables:
Due from factor, net	20,345,000	12,301,000
Trade accounts, net	335,000	217,000
Due from affiliates and employees	11,000	28,000
Total receivables	20,691,000	12,546,000

Refundable income taxes	10,000	326,000
Inventories, less allowances	9,919,000	14,105,000
Deferred income taxes, current	681,000	681,000
Other current assets	1,003,000	736,000
Total current assets	32,862,000	28,747,000

Furniture, fixtures and equipment, net	257,000	223,000
Goodwill	2,620,000	2,620,000
Intangibles, net	6,281,000	6,340,000
Other assets	152,000	171,000
Total assets	$42,172,000	$38,101,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Due to factor	$15,401,000	$7,879,000
Accounts payable	8,426,000	12,310,000
Accrued expenses	1,176,000	1,359,000
Total current liabilities	25,003,000	21,548,000

Convertible debt, net	1,770,000	1,627,000
Deferred income taxes, long term	696,000	696,000
Total liabilities	27,469,000	23,871,000

Commitments and contingencies
Shareholders' equity:
Series A preferred stock, $100 par value; 25,000,000 shares authorized,
8,820 shares issued and outstanding	882,000	882,000
Common stock, no par value; 50,000,000 shares authorized; issued and outstanding
5,659,644 shares in 2007 and 2006	9,373,000	9,373,000
Additional paid-in capital	1,693,000	1,678,000
Retained earnings	2,755,000	2,297,000
Total shareholders' equity	14,703,000	14,230,000
Total liabilities and shareholders' equity	$42,172,000	$38,101,000

The accompanying notes are an integral part of these consolidated financial statements.

NITCHES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	November 30
	2007	2006
Net sales	$33,108,000	$35,421,000
Cost of goods sold	26,596,000	26,845,000
Gross profit	6,512,000	8,576,000
Selling, general and administrative expenses	5,286,000	6,119,000
Operating income	1,226,000	2,457,000
Interest expense	(450,000)	(300,000)
Income before income taxes	776,000	2,157,000
Provision for income taxes	318,000	940,000
Net income	$458,000	$1,217,000

Basic earnings per share	$0.08	$0.25
Diluted earnings per share	$0.08	$0.24

Weighted average number of common shares:
Basic	5,659,644	4,904,056
Diluted	5,659,644	4,976,808

The accompanying notes are an integral part of these consolidated financial statements.

NITCHES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	November 30,
	2007	2006
Cash flows from operating activities:
Net income	$458,000	$1,217,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	79,000	113,000
Amortization of debt discount	143,000	-
Noncash stock based compensation	14,000	199,000
Change in operating assets and liabilities:
Due from factor	(8,044,000)	(12,930,000)
Trade receivables and due from affiliates and employees	(101,000)	272,000
Inventories	4,186,000	5,014,000
Other assets	(246,000)	69,000
Accounts payable and accrued expenses	(4,068,000)	(4,380,000)
Refundable income taxes	316,000	941,000
Net cash used in operating activities	(7,263,000)	(9,485,000)

Cash flows from investing activities:
Capital expenditures	(54,000)	(17,000)
Acquisition transaction	-	(300,000)
Net cash used in investing activities	(54,000)	(317,000)

Cash flows from financing activities:
Advances from factor	7,522,000	10,561,000
Repayment of notes payable	-	(263,000)
Net cash provided by financing activities	7,522,000	10,298,000

Net increase in cash	205,000	496,000
Cash at beginning of period	353,000	228,000
Cash at end of period	$558,000	$724,000

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$307,000	$298,000

Noncash investing and financing activity:
Acquisition of subsidiaries and intangible assets
Common stock issued	$-	$2,730,000

The accompanying notes are an integral part of these consolidated financial statements.

NITCHES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

1. Description of Business

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

2. Condensed Consolidated Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of August 31, 2007 was derived from the company’s audited financial statements. These consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended August 31, 2007. In the opinion of our management, all adjustments of a normal recurring nature which are considered necessary for a fair presentation have been included in the interim period. Operating results for the quarter ended November 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2008 or any future period.

3. Earnings per Share

     Basic earnings per common share are computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares issuable upon the exercise of outstanding stock options, warrants or other convertible instruments. The dilutive effect of potential common shares related to outstanding stock options, warrants or other convertible instruments is reflected in diluted earnings per share by application of the treasury stock method.

NITCHES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	November 30,
	2007	2006
Numerator:
Net income	$458,000	$1,217,000

Denominator:
Weighted average shares outstanding	5,659,644	4,904,056
Effect of dilutive securities	-	72,752
Denominator for diluted earnings per share	5,659,644	4,976,808

Basic earnings (loss) per share	$0.08	$0.25
Diluted earnings (loss) per share	$0.08	$0.24

4. Inventories

     Inventories consist of the following:

	November 30,	August 31,
	2007	2007
Fabric and trim	$277,000	$60,000
Goods in transit	3,725,000	5,992,000
Finished goods	6,478,000	8,601,000
Markdown allowances	(561,000)	(548,000)
	$9,919,000	$14,105,000

5. Trade accounts receivable

     Pursuant to the terms of a factoring agreement between us and CIT Commercial Services (“CIT”), and a separate agreement between our subsidiary Designer Intimates, Inc. and CIT, we sell a majority of our trade accounts receivable to CIT on a pre-approved, non-recourse basis. The price at which the accounts are sold is the invoice amount reduced by the factor commission (0.3% of the invoice amount) and all selling discounts. For accounts sold to CIT without recourse, CIT is responsible for collection, assumes all credit risk, and obtains all of the rights and remedies against our customers. For such accounts, payment is due from CIT upon the earlier of the payment of the receivable to CIT by the customer or the maturity of the receivable (generally 180 days from the date of shipment to the customer). As of November 30, 2007, $21.9 million of our trade accounts receivable were non-recourse receivables due from CIT. As of August 31, 2007, non-recourse receivables totaled $13.0 million.

     Trade accounts receivable not sold to CIT remain in our custody and control and we maintain all credit risk on those accounts as well as accounts which are sold to CIT with recourse. The combined credit risk for non-factored and recourse receivables as of November 30, 2007, totaled $761,000, of which $132,000 had been collected by December 31, 2007.

NITCHES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

     Under the terms of our factoring agreement, we may request payment from CIT in advance of the collection date or maturity. Any such advance payments are assessed an interest charge through the collection date or maturity at CIT’s prime rate less 1.5% (one and one half percent) per annum. Our obligations with respect to advances from CIT are limited to the interest charges thereon. Advance payments are limited to a maximum of 85% (eighty-five percent) of eligible accounts receivable and 50% (fifty percent) of eligible finished goods inventory. The factoring agreement also provides for the issuance of irrevocable letters of credit for our purchase of inventory in the normal course of our business. Letters of credit are subject to a $12.0 million aggregate limit. All of our assets collateralize the advances and letters of credit. Our chairman, who also serves as our chief executive officer, has also provided a personal guaranty in connection with our factoring arrangement.

     The status of our trade accounts receivable and letters of credit are as follows:

	November 30,	August 31,
	2007	2007
Receivables assigned to factor:
Non-recourse	$21,943,000	$12,957,000
Recourse	327,000	222,000
Allowance for customer credits and doubtful accounts	(1,925,000)	(878,000)
Due from factor, net	20,345,000	12,301,000

Non-factored accounts receivable	434,000	304,000
Allowance for customer credits and doubtful accounts	(99,000)	(87,000)
Trade accounts, net	$335,000	$217,000

Due to factor	$15,401,000	$7,879,000

Contingent liabilities for irrevocable letters of credit	$3,421,000	$4,236,000

6. Dividends

     We did not pay any cash dividends during the current period or the prior fiscal year.

7. Significant Customers

     For the quarter ended November 30, 2007, sales to three separate customers accounted for 63.5% of our net sales. Sales to four separate customers accounted for 59.4% of our net sales for the quarter ended November 30, 2006.

     Two customers accounted for 53.7% of our trade receivable balance as of November 30, 2007. Four customers accounted for 69.1% of our trade receivable balance as of November 30, 2006.

8. Acquisition of Saguaro LLC

     On October 24, 2006, we completed our acquisition of the Saguaro® mark and related trademarks from Impex Inc., a leading manufacturer of branded and non-branded specialty, western and private-label women's apparel. We paid consideration of $3,030,000 to Impex in the form of 600,000 shares of our common stock valued at $4.55 per share (based on the average closing price for our common stock for the ten trading days between June 7 and June 20, 2006, inclusive) and a $300,000 promissory note, which was paid off by December 31, 2006. The fair value of the securities and promissory note issued in connection with the acquisition has been ascribed to the trademarks acquired and is recorded as an intangible asset having an indefinite life not subject to amortization.

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

Compensation Costs

     Results of operations for the quarter ended November 30, 2007 include stock-based compensation costs of approximately $14,000 related to employee stock option grants. We had 440,000 stock options outstanding at August 31, 2007. The total fair value of options granted to date is $1,205,000. After recording expense through November 30, 2007, there remains $775,000 of unrecognized compensation costs related to unvested stock options which is expected to be recognized over the next 3.1 years.

     All stock-based compensation costs have been recorded in our selling, general and administrative expenses within our Consolidated Statements of Operations.

Valuation of Stock Option Awards

     The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form option valuation model. All options granted have a maximum term of ten years. As permitted by SAB 107, for the quarter ended November 30, 2007, we utilized the "shortcut approach" to estimate the options' expected term of six years, which represents the period of time that options granted are expected to be outstanding. We utilized this approach because we have no historical share option exercise experience to provide a reasonable basis upon which to estimate an expected term. Expected volatilities are based on historical volatility of our stock. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. 7 year Treasury yield in effect at the time of grant. There were no options granted during the quarter ended November 30, 2007. We have not declared or paid dividends for more than 2 years and have no plans to do so in the foreseeable future.

Stock Option Activity

     Awards under our 2006 Equity Incentive Plan may be granted to any of our employees, directors or consultants or those of our affiliates. Awards may consist of stock options (both incentive stock options and non-statutory stock options), stock awards, stock appreciation rights and cash awards. As of November 30, 2007, options to purchase 440,000 shares of our common stock have been granted under this plan to employees, 44,000 have been forfeited, and 396,000 remain outstanding. All such grants were made in fiscal year 2007 and have an average exercise price of $4.35 per share. All options were issued with an exercise price equal to the fair market value on the grant date.

NITCHES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

Summary of Stock Options

     A summary of the options granted under our 2006 Equity Incentive Plan as of November 30, 2007, and the activity during the three months ended November 30, 2007, are as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(in Years)	Value
Options outstanding at August 31, 2007	440,000	$4.35
Options granted	-	-
Options exercised	-	-
Options forfeited	44,000	4.15

Options outstanding at November 30, 2007	396,000	$4.37	8.8	-

Options vested and exercisable at November 30, 2007	115,313	$4.34	8.8	-

10. Convertible Debentures

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

     We accounted for the value of the warrants and the beneficial conversion feature of the Debentures as discounts to the principal of the Debentures. These discounts are being amortized over the 30 month term that the debt will be outstanding. The transaction costs incurred in connection with the convertible debenture financing have been deferred and are being amortized over the thirty month term of the debentures. Any transaction costs in connection with the future exercise of the warrants will be recognized at that date, when and if the warrants are exercised.

     The Debentures are included in the accompanying balance sheet as follows:

	November 30,	August 31,
	2007	2007
Convertible debentures	$3,150,000	$3,150,000
Discount from detachable warrants feature	(948,000)	(948,000)
Discount from beneficial conversion feature	(683,000)	(683,000)
Convertible debentures at issuance, net of discounts	1,519,000	1,519,000
Add amortization of warrant and beneficial conversion feature	251,000	108,000
	$1,770,000	$1,627,000

NITCHES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

     As part of the transaction, Nitches entered into a Registration Rights Agreement with the investors. Nitches agreed to file a registration statement by December 21, 2007 covering the resale of the shares of Common Stock that may be issued to investors upon the conversion of the Debentures and the exercise of the Warrants and to maintain the effectiveness of that registration statement (subject to certain limitations) for a period of time until the holders can sell the underlying Common Stock without volume restrictions under Rule 144. As of January 22, 2008, Nitches has failed to meet its registration obligations and will be required to pay to the investors in cash liquidated damages the amount equal to 1.0% of the principal amount outstanding for any 30 day period, or pro rata portion thereof, that such a failure continues during the first year the Debenture is outstanding and 0.5 % of the principal amount outstanding for any 30 day period, or pro rata portion thereof, that such a failure continues during the second year the Debenture is outstanding.

11. Goodwill and Intangible Assets

     Goodwill and Other Intangible Assets consisted of the following at November 30, 2007 and August 31, 2007:

	November 30,	August 31,
	2007	2007
Goodwill	$2,620,000	$2,620,000

Intangibles not subject to amortization	3,933,000	3,933,000
Intangibles subject to amortization	2,791,000	2,791,000
Accumulated amortization	(443,000)	(384,000)
	$6,281,000	$6,340,000

     Goodwill represents the excess purchase price over the fair value of the net assets acquired in connection with our acquisition of Designer Intimates, Inc. Goodwill is not subject to amortization.

     Intangibles not subject to amortization are comprised of assets purchased in the acquisitions of Designer Intimates, Inc. and the assets acquired from Saguaro LLC, including trademarks that do not have a finite life. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”), these assets are tested for impairment on an annual basis and between annual tests in certain instances. During the fourth quarter 2007 we conducted such testing; our intangibles not subject to amortization were found not to have been impaired.

     Intangibles subject to amortization includes the sleepwear license for Crabtree & Evelyn, the customer lists of and acquisition costs for Designer Intimates, and the home décor license for Bill Blass. Intangibles for licenses total $1,796,000 and intangibles for customer lists and acquisition costs total $995,000. The estimated amortization expense for each of the ensuing years through August 31, 2011 is $234,632, $234,632, $234,632, and $217,402 respectively. The weighted average amortization period is 14.4 years. In accordance with SFAS 142, intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. There were no such occurrences during the current fiscal year.

12. Income taxes

     On September 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, and Related Implementation Issues" ("FIN 48"), an interpretation of FASB Statement No. 109. FIN 48 provides certain criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions.

     Upon implementing FIN 48 we identified no unrecognized tax benefits or liabilities and its adoption did not impact the Company's financial statements.  There were no material changes to unrecognized tax benefits, interest, or penalties for the three month period ended November 30, 2007 and the Company does not anticipate any such material changes during the next twelve months.

     The Company files income tax returns in the U.S. and various states. Our returns for tax years 2003 and forward remain open to audit under U.S. and state statutes.  In the event of a tax penalty accrual or assessment the Company's policy is to record interest and penalties directly to income tax expense in the condensed consolidated statements of operations.

13. Recently issued accounting pronouncements

     In December 2007, the FASB issued Statements of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations,” and No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 141(R)” and “SFAS No. 160”). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition- date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 160 requires all entities to report non-controlling (minority) interests in subsidiaries in the same manner—as equity in the consolidated financial statements and also requires transactions between an entity and non-controlling interests to be treated as equity transactions. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated (as of the date the parent ceases to have a controlling financial interest in the subsidiary). Both statements are effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact these standards may have on its consolidated financial statements.

NITCHES, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations.

     In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The adoption of FSP EITF 00-19-2 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

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

14. Subsequent Events:

     On December 31, 2007, Nitches, Inc., entered into a License Agreement with Paula Deen Enterprises, LLC, for the exclusive right to produce certain home décor products for sale under the Paula Deen® brand. Pursuant to the terms of the Agreement, on December 31, 2007, we issued and delivered to Paula Deen Enterprises, LLC a warrant to purchase up to 150,000 shares of our common stock, a purchase price of $1.67 per share, or an aggregate purchase price of $330,000, subject to adjustment, including broad-based anti-dilution protection. The warrant has a term of seven years. We have also agreed to file a registration statement with the SEC covering the resale of the shares of common stock underlying the warrant. The issuance of the warrant and the common stock to be issued upon exercise of the warrant is exempt from the registration requirements under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The offering was not conducted in connection with a public offering.

     On January 4, 2008, our board of directors appointed Mr. Paul M. Wyandt to serve as our Chief Financial Officer and appointed Mr. Eitan Haber to serve as our Senior Vice President and Chief Operating Officer. In taking over the Chief Financial Officer role, Paul Wyandt succeeds Steven P. Wyandt who will continue to serve as our Chairman and Chief Executive Officer. Paul Wyandt has been President since 2001 and served as Chief Operating Officer from 2001 until January 4, 2008. Mr. Haber, who succeeds Paul Wyandt in the role of Chief Operating Officer, has served our Designer Intimates subsidiary and its predecessor in the areas of sourcing and operations since 1986.

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

     Allowances for Sales Returns, Doubtful Accounts and Other. Sales are recorded net of estimated future returns, uncollectible accounts receivable and other customer related allowances. Our management analyzes historical returns and bad debt expense, current economic trends, changes in customer demand and sell-through of our products when evaluating the adequacy of these allowances. In addition, we may provide warehousing credits and other allowances to certain customers in accordance with industry practice. These amounts are determined based on historical experience, budgeted customer allowances and existing commitments to customers. Although our management believes it has established adequate reserves with respect to these items, actual activity could vary from management's estimates and such variances could have a material impact on reported results. At November 30, 2007, trade accounts receivable balance was $20.3 million, net of allowances of $1.9 million, as compared to the balance of $12.3 million, net of allowances of $878,000, at August 31, 2007.

     Inventory. We mark down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about age of the inventory, future demand and market conditions. This process provides for a new basis for the inventory until it is sold. If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required. Our inventory balance was $9.9 million, net of inventory markdowns of $561,000, at November 30, 2007, as compared to an inventory balance of $14.1 million, net of inventory markdowns of $548,000, at August 31, 2007.

     Deferred Taxes. Deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities, as well as the future benefit of any net operating loss carry forward, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance, our management considers estimates of future taxable income and ongoing prudent and feasible tax planning strategies.

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

     Contingencies and Litigation. Our management evaluates contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, "Accounting for Contingencies" and records accruals when the outcome of these matters is deemed probable and the liability could be reasonably estimated.

Results of Operations

Quarter Ended November 30, 2007 Compared to the Quarter Ended November 30, 2006

     Net sales for the quarter ended November 30, 2007 were $33.1 million, a decrease of $2.3 million or 6.5% as compared to sales of $35.4 million in the quarter ended November 30, 2006. This decrease was attributable primarily to a reduction in orders from a significant customer for menswear product, offset partially by increased sales for our women’s sleepwear and private label apparel. The apparel business is seasonal, and our first fiscal quarter, extending from September to November has traditionally been our highest revenue quarter as retailers take delivery of orders for the holiday season. As a result, our revenues are likely to vary from quarter to quarter, and first quarter revenues are not indicative of the revenues we expect to achieve on an annualized basis.

     Cost of goods sold for the quarter ended November 30, 2007 were $26.6 million compared to $26.8 for the same period a year ago. Cost of goods sold as a percent of net sales increased 4.5%, generating a lower gross profit margin of 19.7% for the quarter ended November 30, 2007, as compared to 24.0% for the year earlier period. The decrease in gross margin came as the result of increased private label sales and a high volume sale of branded product to a national retailer, both at a lower average gross margin. Our product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margin is likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

     Selling, general and administrative expenses for the quarter ended November 30, 2007 were $5.3 million, a decrease of $830,000 as compared to $6.1 million for the same period a year ago. The decrease was due primarily to the a reduction of sales commission expenses as well as the elimination of sales and design fees as a result of the acquisition of the Saguaro® assets which were acquired on October 24, 2006. Selling, general and administrative expenses for the period included $2.0 million of selling and merchandising expenses and $1.4 million of shipping and warehousing expenses. This compares with $2.8 million of selling and merchandising expenses and $649,000 of shipping and warehousing expenses incurred during the quarter ended November 30, 2006.

     Interest expense in the current period was $450,000, an increase of $150,000 as compared to $300,000 for the quarter ended November 30, 2006. This increase was due primarily to interest on the convertible debentures and related amortization charges that are also charged to interest expense.

Liquidity and Capital Resources

     Net cash used by operating activities for the three month period ended November 30, 2007 was approximately $7.3 million. Cash used by operating activities during the period was primarily the result of an increase in amounts due from the factor and a decrease in accounts payable and accrued expenses, offset partially by a decrease in inventory. For the prior period cash used by operating activities was approximately $9.5 million. Likewise cash used by operating activities during the period was primarily the result of an increase in amounts due from the factor and a decrease in accounts payable, offset partially by a decrease in inventory.

     For the quarter ended November 30, 2007 net cash used by investing activities of $54,000 consisted entirely of capital expenditures. For the prior year net cash used by investing activities of $317,000 included cash used in the Saguaro acquisition.

     Cash provided by financing activities of $7.5 million for the quarter ended November 30, 2007 consisted exclusively of advances from the factor. Cash provided by financing activities in the prior period of $10.3 million included advances from the factor offset by partial repayment of a note payable.

     Working capital at November 30, 2007 was $7.9 million, an increase of $700,000 from $7.2 million at August 31, 2007. This increase resulted primarily from an increase in accounts receivable in line with our increased sales volume for the current period, partially offset by a reduction in inventories and an increase an advances due to the factor. Our current ratio decreased slightly to 1.31:1 at November 30, 2007 from 1.33:1 at August 31, 2007.

     Our principal source of liquidity, other than cash flows from operations, comes from our financing arrangement with CIT. That financing arrangement is established on a borrowing base that is determined by our levels of trade receivables and inventory.

     We sell substantially all of our trade receivables to CIT on a pre-approved, non-recourse basis. We attempt to make any recourse shipments on a cash-on-delivery basis or ensure that the customers' payments are backed by a commercial or standby letter of credit issued by the customers' bank. The amount of our receivables that were non-recourse at November 30, 2007 was $21.9 million. The amount of our receivables that were recourse and were not made on a COD basis or supported by commercial or standby letters of credit at November 30, 2007 was approximately $761,000, of which approximately $132,000 had been collected through December 31, 2007.

     Payment for non-recourse factored receivables is made at the time customers make payment to CIT or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date. Under the factoring agreement, we can request advances in anticipation of customer collections at the prime rate (currently 6.5%) less one and one-half percent (1.5%). The amount of advances available to us is limited to eighty-five percent (85%) of non-recourse factored receivables and fifty percent (50%) of eligible finished goods inventory.

     We may issue import letters of credit through CIT for the purchase of inventory in the normal course of our operations. Letters of credit are subject to a $12.0 million aggregate limit. At November 30, 2007, we had outstanding letters of credit of approximately $3.4 million for the purchase of finished goods, which had been opened through CIT.

     The factoring agreement does not contain any financial covenants to which we must adhere. Advances are collateralized by all of our assets as well as a personal guaranty of our chairman, who also serves as our chief executive officer. CIT can terminate the factoring agreement on 30-days written notice. We believe the factoring agreement with CIT, along with our expected cash flow from operating activities and our current levels of working capital are adequate to fulfill our liquidity needs for the foreseeable future.

Contractual Obligations and Commercial Commitments

     As of November 30, 2007, we had no off-balance sheet arrangements. The following summarizes our contractual obligations at November 30, 2007 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due/Commitments expiring per period
	Total Amounts	Less than			Over
	Committed	1 year	1-3 years	4-5 years	5 years
Operating leases	$7,194,000	$1,207,000	$1,841,000	$1,713,000	$2,433,000
Letters of credit	3,421,000	3,421,000
Employment agreement	650,000	195,000	390,000	65,000
Convertible Debentures	3,150,000		3,150,000
Total obligations and commitments	$14,415,000	$4,823,000	$5,381,000	$1,778,000	$2,433,000

Inventory

     Our inventory decreased 29.7% to $9.9 million at November 30, 2007, from $14.1 million at August 31, 2007. Compared to inventories of $7.4 million at November 30, 2006 current period ending inventory increased 33.9% in line with increased order backlog for the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007. We believe that our current inventory mix and unit levels are appropriate to respond to anticipated market demand.

     In our ordinary course of operations, we generally make some sales below normal selling prices or below cost. Based on prior experience, our management believes this will be true for some inventory held on or acquired after November 30, 2007. The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

     We have established an inventory markdown reserve as of November 30, 2007, which our management believes will be sufficient for current inventory that is expected to sell below cost in the future. There can be no assurance that we will realize our expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of November 30, 2007 for which customer sales orders have not yet been received. The inventory markdown reserve is calculated based on specific identification of aged goods and styles that are slow-moving or selling off-price.

Backlog

     As of November 30, 2007, we had on-hand unfilled customer orders of $35.7 million as compared to $26.4 million at November 30, 2006, with such orders generally scheduled for delivery by May 2007 and 2006, respectively. The increase in backlog is due to growth in orders across product lines, most significantly for men’s sportswear and for home décor products in conjunction with the recently announced Paula Deen® license.

     Backlog amounts include both confirmed and unconfirmed orders that we believe, based on industry practice and past experience, will be confirmed. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at November 30, 2007. Because of our reliance upon a few major accounts, any deteriorating financial performance by one or more of these customers could lead to the cancellation of existing orders and/or an inability to secure future orders, which would have a material adverse financial effect on us.

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

Future Operating Results

     Business conditions in the apparel sector continue to be characterized by limited consumer demand and persistent discounting of merchandise by retailers. The propensity of consumers to seek "on sale" merchandise has sustained the use of significant discounting by most retailers to stimulate sales. In general, retailers have to sell more units in order to achieve sales equal to last year. We do not expect significant improvement in business conditions in the apparel sector in which we operate. Furthermore, we expect to incur significant expense related to internal controls documentation, testing and remediation requirements as mandated by Sarbanes-Oxley legislation with which we must be in compliance by August 31, 2008. In view of the market uncertainties and economic pressures facing us, our management remains conservative in its approach to the remainder of fiscal 2008 and planning for fiscal 2009.

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

     We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports filed with the SEC. Our Annual Report on Form 10-K filing for the fiscal year ended August 31, 2007 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading "Risk Factors." We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the potential impact to our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base interest rate of our variable rate debt. As of November 30, 2007, a one percent change in interest rates would increase or decrease our annual interest expense by approximately $111,000. There has been no material changes in market risk exposures from those disclosed in our Annual Report on Form 10-K for the year ended August 31, 2007.

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

     As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2007, the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that certain control deficiencies as described below existed in our internal control over financial reporting as of November 30, 2007. As a result of these deficiencies our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of November 30, 2007

     In connection with its audit of the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2007, J.H. Cohn advised the Company's management and the audit committee of the board of directors of the Company that the Company did not have the internal controls necessary to timely prepare and file reliable financial statements. We initiated, but did not complete steps to remedy this deficiency by the period ended November 30, 2007.

     At that time we lacked sufficient experienced senior accounting staff to enable us to timely process, summarize and report financial information. Our lack of sufficient staff has resulted in our late filing of our Annual Report on Form 10-K for the fiscal year ended August 31, 2007 and an extension of time for us to file this Quarterly Report on Form 10-Q. As discussed below, we have since reorganized some of our financial management, retained new independent auditors, hired an interim controller and are in the process of recruiting additional senior accounting personnel.

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

     (b) Changes in Internal Controls over Financial Reporting. We made changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter, and subsequent to that period, that has materially affected, or is likely to materially affect, our internal control over financial reporting. At the beginning of the quarter we had retained a consultant to act as our controller. That consultant was dismissed in October 2007.

     Subsequent to the fiscal quarter ended November 30, 2007, we have taken the following actions each of which are expected to have a material impact on our internal controls over financial reporting:

  Change in Financial Management. Subsequent to the end of the period, in January 2008, Paul M. Wyandt was appointed Chief Financial Officer of the Company, succeeding Stephen P. Wyandt who remains Chairman and Chief Executive Officer. We also appointed Eitan Haber Chief Operating Officer of the Company, who succeeds Paul M. Wyandt in that role.

  Change in Independent Auditor. We dismissed J.H. Cohn LLP ("J.H. Cohn") as our independent registered public accounting firm effective December 31, 2007, and engaged Squar, Milner, Peterson, Miranda & Williamson, LLP ("Squar Milner") as our independent registered public accounting firm that same date. J.H. Cohn had acted as our independent registered public accounting firm since May 3, 2007. The report of J.H. Cohn on the financial statements of the Company as of and for the fiscal year ended August 31, 2007, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During our fiscal year ended August 31, 2007 and subsequent interim period preceding the dismissal of J.H. Cohn, there were no disagreements between us and J.H. Cohn on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of J.H. Cohn, would have caused J.H. Cohn to make reference to the subject matter of the disagreements in connection with its audit report on the Company's financial statements. The decision to change firms was approved by the audit committee of our board of directors.

  Recruitment of Additional Senior Accounting Staff. As of January 2, 2008 we retained a consultant to serve as interim controller. During fiscal 2008 we expect to retain one or more additional senior accounting personnel with the intention of increasing both the number of personnel devoted to our internal controls process and the level of experience of our accounting team in dealing with relevant accounting issues.

     PART II - OTHER INFORMATION

ITEM 1. - Legal Proceedings

     From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we are not a party to any such litigation which we believe would have a material adverse effect on us.

ITEM 1A. Risk Factors

     See our discussion of risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

ITEM 2. – Unregistered Sales of Equity Securities and Use of Proceeds

     None.

ITEM 3. – Defaults Upon Senior Securities

     None.

ITEM 4. – Submission of Matters to a Vote of Security Holders.

     None.

ITEM 5. – Other Information

     None.

ITEM 6. Exhibits

     See the Exhibit Index immediately following the Signature Page to this report.

SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

NITCHES, INC.
(Registrant)

January 24 , 2008	By:	/s/ Paul M. Wyandt
Paul M. Wyandt
As Principal Financial Officer and on behalf of
the Registrant

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, by Chief Executive Officer
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, by Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.1	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer