Form 10-Q
period 2008-02-29
NITCHES INC
filed 2008-04-24
CIK 772263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2008

or

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:__________ to ____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Non- accelerated filer [ X ]	Accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [ X ]

As of April 24, 2008 the registrant had 6,019,644 shares of common stock outstanding.

NITCHES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS
	February 29,	August 31,
	2008	2007
	(Unaudited)
Current assets:
Cash	$248,000	$353,000
Receivables:
Due from factor, net	9,728,000	12,301,000
Trade accounts, net	190,000	217,000
Due from affiliates and employees	25,000	28,000
Total receivables	9,943,000	12,546,000

Refundable income taxes	326,000	326,000
Inventories, less allowances	16,714,000	14,105,000
Deferred income taxes, current	681,000	681,000
Advances and prepaid expenses	1,392,000	474,000
Other current assets	349,000	262,000
Total current assets	29,653,000	28,747,000

Furniture, fixtures and equipment, net	592,000	223,000
Goodwill	4,850,000	2,620,000
Intangibles, net	6,374,000	6,340,000
Other assets	133,000	171,000
Total assets	$41,602,000	$38,101,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Due to factor	$9,349,000	$7,879,000
Accounts payable	11,974,000	12,310,000
Accrued expenses	1,367,000	1,359,000
Due to related party	223,000	-
Customer credits and deposits	230,000	-
Notes payable - bank	1,775,000	-
Total current liabilities	24,918,000	21,548,000

Long term debt	372,000	-
Convertible debt, net	1,853,000	1,627,000
Deferred income taxes, long term	696,000	696,000
Total liabilities	27,839,000	23,871,000

Commitments and contingencies
Shareholders' equity:
Series A preferred stock, $100 par value; 25,000,000 shares authorized,
8,820 shares issued and outstanding	882,000	882,000
Common stock, no par value; 50,000,000 shares authorized; issued and outstanding
6,019,644 shares in 2008 and 5,659,644 shares in 2007	10,060,000	9,373,000
Additional paid-in capital	1,925,000	1,678,000
Retained earnings	896,000	2,297,000
Total shareholders' equity	13,763,000	14,230,000
Total liabilities and shareholders' equity	$41,602,000	$38,101,000

The accompanying notes are an integral part of these consolidated financial statements.

NITCHES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
Net sales	$16,148,000	$14,274,000	$49,255,000	$49,695,000
Cost of goods sold	12,816,000	10,506,000	39,413,000	37,351,000
Gross profit	3,332,000	3,768,000	9,842,000	12,344,000
Selling, general and administrative expenses	5,096,000	4,536,000	10,380,000	10,653,000
Operating income (loss)	(1,764,000)	(768,000)	(538,000)	1,691,000
Interest expense	(413,000)	(247,000)	(863,000)	(547,000)
Income (loss) before income taxes	(2,177,000)	(1,015,000)	(1,401,000)	1,144,000
Provision for (benefit from) income taxes	(318,000)	(485,000)	-	455,000
Net income (loss)	$(1,859,000)	$(530,000)	$(1,401,000)	$689,000

Basic earnings (loss) per share	$(0.32)	$(0.10)	$(0.25)	$0.14
Diluted earnings (loss) per share	$(0.32)	$(0.10)	$(0.25)	$0.13

Weighted average number of common shares:
Basic	5,774,369	5,253,507	5,717,007	5,077,816
Diluted	5,774,369	5,253,507	5,717,007	5,200,724

The accompanying notes are an integral part of these consolidated financial statements.

NITCHES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	February 29,	February 28,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(1,401,000)	$689,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	181,000	225,000
Amortization of debt discount	226,000	-
Stock based compensation	86,000	301,000
Change in operating assets and liabilities, net of effects of acquisition
Trade receivables and due from affiliates	2,605,000	315,000
Inventories, net	(1,416,000)	1,785,000
Other assets	(763,000)	(383,000)
Accounts payable and accrued expenses	(1,503,000)	(3,549,000)
Income taxes payable	-	546,000
Deferred income taxes, non current	-	(92,000)
Net cash used in operating activities	(1,985,000)	(163,000)

Cash flows used in investing activities:
Capital expenditures	(87,000)	(21,000)
Net cash used in investing activities	(87,000)	(21,000)

Cash flows from financing activities:
Advances from factor	1,470,000	669,000
Proceeds from (repayment of) notes payable	497,000	(513,000)
Net cash provided by financing activities	1,967,000	156,000

Net decrease in cash	(105,000)	(28,000)
Cash at beginning of period	353,000	228,000
Cash at end of period	$248,000	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

NITCHES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows, continued
(Unaudited)

	Six months ended
	February 29,	February 28,
	2008	2007
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$637,000	$546,000

Supplemental schedule of noncash investing and financing activity:

Noncash activity during the six months ended February 29, 2008 includes the following:

  Acquisition of assets with a fair value of $3,966,000 and the assumption of liabilities totaling $3,728,000 in connection with the acquisition of Back Woods Equipment Company on February 1, 2008, pursuant to which the Company issued 360,000 shares of its common stock valued at $688,000 (see Note 8).

  Acquisition of license agreement with Paula Deen Enterprises, LLC on December 31, 2007 through issuance of warrants to purchase 150,000 shares of the Company’s common stock with an estimated fair value of $161,000 (see Note 10).

Noncash activity during the six months ended February 28, 2007 includes the following:

  Acquisition of the Saguaro® mark and related trademarks through the issuance of 600,000 shares of the Company’s common stock valued at $2,730,000 and a note payable in the amount of $300,000

The accompanying notes are an integral part of these consolidated financial statements.

1. Description of Business

     Nitches, Inc. and subsidiaries ("we," "our," "us," or the "Company") is a wholesale importer and distributor of clothing, home décor and tabletop products manufactured to our specifications and distributed in the United States under our brand labels and retailer-owned private labels. We distribute clothing primarily in three categories: women's sleepwear and loungewear, women's sportswear and outerwear, and men's casual wear and performance apparel. We market women's sleepwear and loungewear under the brands Anne Lewin®, Crabtree & Evelyn®, Princesse tam tam®, Derek Rose®, Gossard®, Shock Absorber®, Claire Murray®, Cuddl Duds® and Odille Oasis®. We market women's sportswear and outerwear under the brands Adobe Rose®, Country Tease®, Saguaro® and Southwest Canyon®. We market men's casual wear and performance apparel under the brands Nat Nast®, Newport Blue®, Dockers®, The Skins Game®, So-Cal Speed Shops®, Noble Surfer® and ZOIC®. We distribute home décor and tabletop products under the Bill Blass®, Newport Blue® and Paula Deen® brands. We sell our branded products to better department stores, specialty boutiques, moderate department stores, and national and regional discount department stores and chains. We also develop and manufacture private label products for many leading retailers and catalogs. The Company provides fashionable clothing to the popularly priced market segment that generally retails between $10 and $35 per item. For 35 years the Company has competed on the basis of price, quality, the desirability of its fabrics and designs, and the reliability of its delivery and service.

     On February 1, 2008, we acquired specialty outdoor retailer Back Woods Equipment Company, a Kansas corporation ("Backwoods"), as a wholly owned subsidiary. Backwoods presently operates seven retail locations in Kansas, Nebraska, Oklahoma and Texas. Backwoods offers customers a strong assortment of top quality technical gear, clothing and footwear for active lifestyles and adventure travel. The accompanying financial statements include the operations of Backwoods occurring after February 1, 2008. For additional information concerning the acquisition, see Footnote 8. Acquisition of Back Woods Equipment Company.

2. Condensed Consolidated Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of August 31, 2007 was derived from our audited financial statements. These consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended August 31, 2007. In the opinion of our management, all adjustments of a normal recurring nature which are considered necessary for a fair presentation have been included in the interim period. Operating results for the quarter ended February 29, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2008, or any future period.

3. Earnings (loss) per share

     We calculate earnings (loss) per share in accordance with SFAS No. 128 "Earnings per Share". Basic earnings (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares issuable upon the exercise of outstanding stock options, warrants or other convertible instruments. The dilutive effect of potential common shares related to outstanding stock options, warrants or other convertible instruments is reflected in diluted earnings (loss) per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from outstanding options. Additionally, the exercise of employee stock options can result in a greater dilutive effect on earnings (loss) per share.

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended				Six Months Ended
	February 29,		February 28,		February 29,		February 28,
	2008		2007		2008		2007
Numerator:
Net income	$(1,859,000)		$(530,000)		$(1,401,000)		$689,000

Denominator:
Weighted average shares outstanding	5,774,369		5,253,507		5,717,007		5,077,816
Effect of dilutive securities	-	*	-	*	-	*	122,908
Denominator for diluted earnings per share	5,774,369		5,253,507		5,717,007		5,200,724

Basic earnings (loss) per share	$(0.32)		$(0.10)		$(0.25)		$0.14
Diluted earnings (loss) per share	$(0.32)		$(0.10)		$(0.25)		$0.13

* The effect was anti-dilutive for the respective periods because of the net loss.

4. Inventories

     Inventories consist of the following:

	February 29,	August 31,
	2008	2007
Fabric and trim	$1,199,000	$60,000
Goods in transit	2,842,000	5,992,000
Finished goods	14,283,000	8,601,000
Markdown allowances	(1,610,000)	(548,000)
	$16,714,000	$14,105,000

5. Trade accounts receivable

     Pursuant to the terms of a factoring agreement between us and CIT Commercial Services (“CIT”), and a separate agreement between our subsidiary Designer Intimates, Inc. and CIT, we sell a majority of our trade accounts receivable to CIT on a pre-approved, non-recourse basis. The price at which the accounts are sold is the invoice amount reduced by the factor commission (0.3% of the invoice amount) and all selling discounts. For accounts sold to CIT on a non-recourse basis, CIT is responsible for collection, assumes all credit risk, and obtains all of the rights and remedies against our customers. For such accounts, payment is due from CIT upon the earlier of the payment of the receivable to CIT by the customer or the maturity of the receivable (generally 180 days from the date of shipment to the customer). As of February 29, 2008, $10.3 million of our trade accounts receivable were non-recourse receivables due from CIT. As of August 31, 2007, non-recourse receivables totaled $13.0 million.

     Trade accounts receivable not sold to CIT remain in our custody and control and we maintain all credit risk on those accounts as well as accounts which are sold to CIT with recourse. The combined credit risk for non-factored and recourse receivables as of February 29, 2008, totaled $645,000, of which $200,000 had been collected by March 31, 2008.

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

     The status of our trade accounts receivable and letters of credit are as follows:

	February 29,	August 31,
	2008	2007
Receivables assigned to factor:
Non-recourse	$10,345,000	$12,957,000
Recourse	365,000	222,000
Allowance for customer credits and doubtful accounts	(982,000)	(878,000)
Due from factor, net	$9,728,000	$12,301,000

Non-factored accounts receivable	280,000	304,000
Allowance for customer credits and doubtful accounts	(90,000)	(87,000)
Trade accounts, net	$190,000	$217,000

Due to factor	$9,349,000	$7,879,000

Contingent liabilities for irrevocable letters of credit	$4,054,000	$4,236,000

6. Dividends

     We did not pay any cash dividends during the current period or the prior fiscal year.

7. Significant Customers

     For the six months ended February 29, 2008, sales to three separate customers accounted for 60.0% of our net sales. Sales to three separate customers accounted for 43.9% of our net sales for the six months ended February 28, 2007. For the quarter ended February 29, 2008, sales to two separate customers accounted for 44.4% of our net sales. Sales to two separate customers accounted for 47.5% of our net sales for the quarter ended February 28, 2007.

     One customer accounted for 25.1% of our trade receivable balance as of February 29, 2008. One customer accounted for 22.7% of our trade receivable balance as of February 28, 2007.

8. Acquisition of Back Woods Equipment Company

     On February 1, 2008 we acquired specialty outdoor retailer Back Woods Equipment Company, a Kansas corporation, in a share exchange agreement pursuant to which we acquired all of the outstanding capital stock of Backwoods for a total purchase price of $688,000. The aggregate purchase price consisted of 360,000 shares of common stock valued at $1.91 per share based on the average closing price of our shares over a 3-day period that included the 2 days before, and the day of the transaction closing date. As a result of this transaction, Backwoods became our wholly-owned subsidiary as of February 1, 2008, and accordingly, Backwoods’ results of operations have been included in our condensed consolidated results of operations since that date. The following is a condensed balance sheet showing the fair values of the assets acquired and liabilities assumed as of the date of acquisition:

Inventories, less allowances	$1,193,000
Furniture, fixtures and equipment, net	336,000
Other assets	206,000
Goodwill	2,231,000
Total assets acquired	3,966,000

Current liabilities other than bank debt	1,628,000
Notes payable to bank	1,650,000
Total liabilities assumed	3,278,000
Net assets acquired	$688,000

     Backwoods has operated since 1973 as a regional distributor of outdoor lifestyle oriented clothing, equipment, and accessories while also offering international adventure trip promotions. Backwoods is headquartered in Austin, Texas with seven retail outlets located in Kansas, Nebraska, Oklahoma and Texas. Backwoods presently targets the active lifestyle and outdoor adventure consumer with a varied selection of outdoor brands in footwear, clothing, equipment and accessories. These products are distributed through non-exclusive arrangements with international manufacturers on terms comparable to those generally available in the industry. Backwoods is currently developing a private label brand concept to leverage its efforts to market innovative Backwoods branded products that address style, function and love of the outdoors.

     We acquired Backwoods to enter a specialty retail niche with concept and product offerings we view as favorable and to participate in the development of an outdoor lifestyle brand. The assets of Backwoods include inventories of non-returnable finished goods and furniture, fixtures and equipment used in leased retail space.

     In connection with the acquisition, management has determined that it will commence closure of two existing store locations prior to January 31, 2009. The costs associated with these store closures are estimated to be approximately $483,000, and this amount was accrued as a portion of current liabilities assumed as of the acquisition date.

     Also included in current liabilities assumed as of the acquisition date are amounts owed in the aggregate of $223,000 to the founder, and previous sole shareholder of Backwoods who following the acquisition will retain the title of CEO of Backwoods and continue to execute those duties.

     Notes payable assumed in the acquisition consist of $1,115,000 due under a revolving line of credit maturing November 28, 2008, $520,000 principal remaining on a term note maturing December 15, 2010, and a $15,000 vehicle loan due December 31, 2010. The revolving line of credit and the term loan are with a single bank and both notes carry a variable interest rate that is equal to the bank’s prime lending rate which was 7.25% as of the date of the acquisition. The revolving line of credit is subject to a maximum borrowing limit of $2 million, and requires monthly interest payments. The term loan and vehicle loan require monthly payments of principal and interest. The notes are subject to a personal guaranty of the CEO of Backwoods.

     The pro forma effects of the Backwoods acquisition on the Company’s condensed consolidated financial statements have not been presented, as such effects were not material.

9. Stock-Based Compensation

Adoption of SFAS 123R

     We account for stock based compensation related to stock options in accordance with SFAS No. 123R (revised 2004). SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Condensed Consolidated Statements of Operations.

     Our first issuance of stock options under our 2006 Equity Incentive Plan as approved by our shareholders on March 15, 2006, occurred on September 1, 2006.

Compensation Costs

     Results of operations for the quarter ended February 29, 2008 include stock-based compensation costs of approximately $71,000 related to employee stock option grants. We had 596,000 stock options outstanding at February 29, 2008. As of February 29, 2008, there remains $914,000 of unrecognized compensation costs related to unvested stock options which is expected to be recognized over the next 4.0 years. All stock-based compensation costs have been recorded as selling, general and administrative expenses within our Condensed Consolidated Statements of Operations.

Valuation of Stock Option Awards

     The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form option valuation. All options granted have a maximum term of ten years. As permitted by SAB 107, for the quarter ended February 29, 2008, we utilized the "shortcut approach" to estimate the options' expected term, which represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of our stock over terms commensurate with the expected terms of the option grants. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. 7 year Treasury yield in effect at the time of grant. We have not declared or paid dividends for more than 2 years and have no plans to do so in the foreseeable future.

Stock Option Activity

     Awards under our 2006 Equity Incentive Plan may be granted to any of our employees, directors or consultants or those of our affiliates. Awards may consist of stock options (both incentive stock options and non-statutory stock options), stock awards, stock appreciation rights and cash awards. We granted 200,000 options during the quarter ended February 29, 2008. Through February 29, 2008, options to purchase 640,000 shares of our common stock have been granted under this plan to employees, of which 596,000 remain outstanding. All options were issued with an exercise price equal to the fair market value on the grant date.

Summary of Stock Options

     A summary of the options granted under our 2006 Equity Incentive Plan as of February 29, 2008, and the activity during the six months ended February 29, 2008, are as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(in Years)	Value
Options outstanding at August 31, 2007	440,000	$4.35
Options granted	200,000	1.70
Options exercised	-	-
Options forfeited	44,000	4.15

Options outstanding at February 29, 2008	596,000	$3.47	8.9	-

Options vested and exercisable at February 29, 2008	145,000	$4.25	8.6	-

10. Warrants

     On December 31, 2007, we issued warrants to purchase up to 150,000 shares of our common stock, no par value, at an exercise price of $1.67 per share, or an aggregate purchase price of $251,000, subject to adjustment, including broad-based anti-dilution protection, in connection with a license agreement with Paula Deen Enterprises, LLC. The warrants have a term of seven years. We capitalized $161,000 as the cost of the intangible asset, based on estimated fair value of the warrants on the date of issuance. We expect to amortize the capitalized cost over the initial three year term of the license agreement.

     We issued warrants to purchase up to 577,500 shares of our common stock in conjunction with a debenture on June 21, 2007. These warrants are further described in Note 11.

11. Convertible Debentures

     On June 21, 2007, we issued 12% Unsecured Convertible Debentures in the aggregate principal amount of $3.15 million and warrants to purchase 577,500 shares of common stock to two unaffiliated institutional investors (“Investors”), in exchange for net proceeds of $2.95 million after deduction of fees and expenses. Interest on the debentures is payable quarterly on February 28, May 31, August 31, and November 30, commencing on August 31, 2007, and the debentures are due December 31, 2009.

     The warrants have a five year term and an exercise price of $4.12 per share, subject to adjustment, including full-ratchet anti-dilution protection.

     We accounted for the value of the warrants and the beneficial conversion feature of the debentures as discounts to the principal of the debentures. These discounts are being amortized over the 30 month term that the debentures are expected to be outstanding. Transaction costs incurred in connection with this financing have been deferred and are being amortized over the 30 month term of the debentures. Any transaction costs in connection with the future exercise of the warrants will be recognized at that date, when and if the warrants are exercised.

     The Debentures are included in the accompanying Condensed Consolidated Balance Sheet as follows:

	February 29,	August 31,
	2008	2007
Convertible debentures	$3,150,000	$3,150,000
Discount from detachable warrants feature	(948,000)	(948,000)
Discount from beneficial conversion feature	(683,000)	(683,000)
Convertible debentures at issuance, net of discounts	1,519,000	1,519,000
Add cumulative amortization of warrant and beneficial
conversion feature discounts	334,000	108,000
	$1,853,000	$1,627,000

     As part of the transaction, Nitches entered into a Registration Rights Agreement with the Investors. Nitches agreed to file a registration statement by December 21, 2007 covering the resale of the shares of Common Stock that may be issued to the Investors upon the conversion of the Debentures and the exercise of the Warrants, and to maintain the effectiveness of that registration statement (subject to certain limitations) for a period of time until the holders can sell the underlying Common Stock without volume restrictions under Rule 144. The registration statement was declared effective on February 12, 2008. During the quarter ended February 29, 2008 we paid late registration penalties to the holders of the Debentures in the amount of $63,000, which amount was included in interest expense for the period.

12. Goodwill and Intangible Assets

     Goodwill and Other Intangible Assets consisted of the following at February 29, 2008 and August 31, 2007:

	February 29,	August 31,
	2008	2007
Goodwill	$4,850,000	$2,620,000

Intangibles not subject to amortization	$3,933,000	$3,933,000
Intangibles subject to amortization	2,952,000	2,791,000
Accumulated amortization	(511,000)	(384,000)
Intangibles, net	$6,374,000	$6,340,000

     Goodwill represents the excess purchase price over the fair value of the net assets acquired in connection with our acquisitions of Designer Intimates, Inc. and Back Woods Equipment Company. Goodwill is not subject to amortization.

     Intangibles not subject to amortization are comprised of assets purchased in the acquisitions of Designer Intimates, Inc. and the assets acquired from Saguaro LLC, including trademarks that do not have a finite life. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”), these assets are tested for impairment on an annual basis and between annual tests in certain instances. Based on such testing we conducted during the fourth quarter of our fiscal year ended August 31, 2007 we determined that there was no impairment of these intangibles.

     Intangibles subject to amortization includes the sleepwear license for Crabtree & Evelyn, the customer lists of and acquisition costs for Designer Intimates, and the home décor licenses for Bill Blass and Paula Deen. Intangibles for licenses total $1,957,000 and intangibles for customer lists and acquisition costs total $995,000. The estimated amortization expense for each of the fiscal years through August 31, 2012 is $270,292, $288,124, $288,124, $235,234, and $213,957 respectively. The weighted average amortization period is 13.8 years. In accordance with SFAS 142, intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. There were no such occurrences during the current fiscal year.

13. Income taxes

      On September 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, and Related Implementation Issues" ("FIN 48"), an interpretation of FASB Statement No. 109. FIN 48 provides certain criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions.

     Upon implementing FIN 48 we identified no unrecognized tax benefits or liabilities and its adoption did not impact the Company's financial statements. There were no material changes to unrecognized tax benefits, interest, or penalties for the three month period ended February 29, 2008 and we do not anticipate any such material changes during the next twelve months

     We file income tax returns in the U.S. and various states. Our returns for tax years 2003 and forward remain open to audit under U.S. and state statutes. In the event of a tax penalty accrual or assessment our policy is to record interest and penalties directly to income tax expense in the condensed consolidated statements of operations.

14. Recently issued accounting pronouncements

     In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 will be effective for financial statements issued after November 15, 2008. We do not currently maintain any derivative holdings or engage in any hedging activities, therefore we do not anticipate any effect of SFAS 161 on our financial reporting requirements.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition- date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 160 requires all entities to report non-controlling (minority) interests in subsidiaries in the same manner—as equity in the consolidated financial statements and also requires transactions between an entity and non-controlling interests to be treated as equity transactions. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated (as of the date the parent ceases to have a controlling financial interest in the subsidiary). Both statements are effective for fiscal years beginning on or after December 15, 2008. We are currently assessing the impact these standards may have on our consolidated financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement under the Private Securities Litigation Reform Act of 1995

     Statements in this report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as oral statements that may be made by us or by our officers, directors or employees acting on our behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from forecasted results. See "Forward Looking Information and Factors that May Affect Future Results," below.

Overview

     We are a wholesale importer and distributor of clothing and home décor products manufactured to our specifications and distributed in the United States under our brand labels and retailer-owned private labels. We distribute clothing primarily in three categories: women's sleepwear and loungewear, women's sportswear and outerwear, and men's casual wear and performance apparel. We market women's sleepwear and loungewear under the brands Anne Lewin®, Crabtree & Evelyn®, Princesse tam tam®, Derek Rose®, Gossard®, Shock Absorber®, Claire Murray®, Cuddl Duds® and Odille Oasis®. We market women's sportswear and outerwear under the brands Adobe Rose®, Country Tease®, Saguaro® and Southwest Canyon®. We market men's casual wear and performance apparel under the brands Nat Nast®, Newport Blue®, Dockers®, The Skins Game®, and ZOIC®. We distribute home décor and tabletop products under the Paula Deen, Bill Blass® and Newport Blue® brands. We sell our branded products to better department stores, specialty boutiques, moderate department stores, and national and regional discount department stores and chains. We also develop and manufacture private label products for many leading retailers and catalogs. More information about us may be found at www.nitches.com.

     On February 1, 2008 we acquired outdoor products specialty retailer Backwoods, marking our first venture into specialty retailing. Backwoods has a long history of providing customers in the Midwest with a strong assortment of branded products for the outdoor lifestyle, including top quality, technical gear alongside a broad collection of outdoor lifestyle clothing and footwear. Backwoods features brands such as Black Diamond®, Cloudveil®, Eagle Creek®, Garmin®, GoLite®, Marmot®, Mountain Hardware®, Osprey®, Patagonia®, and The North Face®. The first store opened in Wichita, Kansas in 1973 and the chain presently comprises seven retail locations in Kansas, Nebraska, Oklahoma and Texas. An eighth store will open in Austin, Texas on April 26, 2008. The accompanying financial statements include the operation of Backwoods after February 1, 2008. More information about Backwoods can be found at www.backwoods.com.

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

     Allowances for Sales Returns, Doubtful Accounts and Other. Sales are recorded net of estimated future returns, uncollectible accounts receivable and other customer related allowances. Our management analyzes historical returns and bad debt expense, current economic trends, changes in customer demand and sell-through of our products when evaluating the adequacy of these allowances. In addition, we may provide warehousing credits and other allowances to certain customers in accordance with industry practice. These amounts are determined based on historical experience, budgeted customer allowances and existing commitments to customers. Although our management believes it has established adequate reserves with respect to these items, actual activity could vary from management's estimates and such variances could have a material impact on reported results. At February 29, 2008, trade accounts receivable balance was $9.9 million, net of allowances of $1.1 million, as compared to the balance at August 31, 2007 of $12.5 million, net of allowances of $965,000. At February 28, 2007, trade accounts receivable balance was $10.2 million, net of allowances of $713,000.

     Inventory. We mark down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about age of the inventory, future demand and market conditions. This process provides for a new basis for the inventory until it is sold. If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required. Our inventory balance was $16.7 million, net of inventory markdowns of $1.6 million, at February 29, 2008, as compared to an inventory balance of $14.1 million, net of inventory markdowns of $548,000, at August 31, 2007. At February 28, 2007, the inventory balance was $10.6 million, net of inventory markdowns of $387,000.

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

Results of Operations

Six Months Ended February 29, 2008 Compared to the Six Months Ended February 28, 2007

     Net sales for the six months ended February 29, 2008 were $49.3 million, a decrease of $400,000 compared to sales of $49.7 million for the six months ended February 28, 2007. The apparel business is seasonal and as a result our revenues are likely to vary from quarter to quarter and revenues for the six months ended February 29, 2008 are not indicative of the revenues we expect to achieve on an annualized basis.

     Cost of goods sold for the six months ended February 29, 2008 were $39.4 million compared to $37.4 for the same period a year ago. Cost of goods sold as a percent of net sales increased 4.9%, generating a lower gross profit margin of 20.0% for the six months ended February 29, 2008, as compared to 24.8% for the year earlier period. The decrease in gross margin came as the result of a shift in our product mix to increased private label sales and high volume sales of branded product to a national retailer, both at a lower average gross margin. Our product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margin is likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

     Selling, general and administrative expenses for the six months ended February 29, 2008 were $10.4 million, compared to $10.7 million for the same period a year ago. Selling, general and administrative expenses for the period included $4.2 million of selling and merchandising expenses and $2.3 million of shipping and warehousing expenses. This compares with $4.9 million of selling and merchandising expenses and $1.3 million of shipping and warehousing expenses incurred during the six months ended February 28, 2007.

     Interest expense in the six month period ended February 29, 2008 was $863,000, an increase of $316,000 as compared to $547,000 for the six months ended February 28, 2007. This increase was due primarily to interest on the convertible debentures and related amortization charges that are also charged to interest expense.

Three Months Ended February 29, 2008 Compared to the Three Months Ended February 28, 2007

     Net sales for the three months ended February 28, 2008 were $16.1 million, an increase of $1.8 million or 13.1% as compared to net sales of $14.3 million for the three months ended February 28, 2007. This increase was primarily attributable to additional unit sales of our menswear product lines.

     Cost of goods sold for the three months ended February 28, 2008 were $12.8 million compared to $10.5 million for the period a year ago. Cost of goods sold as a percent of net sales increased 5.8%, generating a lower gross profit margin of 20.6% for the three months ended February 29, 2008 as compared to 26.4% for the year earlier period. The decrease in gross margin came primarily as the result of a shift in our product mix to increased private label sales as well as an increase in sales allowances granted to retailers, which has the effect of reducing net sales, thereby increasing cost of goods sold as a percent of net sales. Our product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margin is likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

     Selling, general and administrative expenses for the three months ended February 29, 2008 were $5.1 million, an increase of $560,000 as compared to expenses of $4.5 million in the year ago period. The increase was due to the inclusion of operating costs of Backwoods for the month of February and increased sales commissions, design costs and warehouse expenses as compared to the prior period. Selling, general and administrative expenses for the period included $2.1million of selling and merchandising expenses and $958,000 of shipping and warehousing expenses. This compares with $1.9 million of selling and merchandising expenses and $634,000 of shipping and warehousing expenses incurred during the three months ended February 28, 2007. Selling, general and administrative expenses as a percent of net sales decreased to 31.6% from 31.8% in the prior period, due to lower proportional increase selling and merchandising expenses as compared to the increase in net sales.

     Interest expense was $413,000 in the current period, an increase of $166,000 as compared to $247,000 for the three months ended February 28, 2007. This increase was due primarily to interest on the convertible debentures and related amortization charges that are also charged to interest expense, offset partially by a decline in interest rates charged on amounts due to factor, consistent with the decline in the prime lending rate of our factor.

Liquidity and Capital Resources

     Net cash used in operating activities for the six month period ended February 29, 2008 was approximately $2.0 million. This was primarily the result of increases in inventories and other assets and a reduction in accounts payable and accrued expenses, offset partially by a decrease in receivables due from the factor.

     For the six months ended February 29, 2008 net cash used by investing activities of $87,000 consisted of capital expenditures.

     Cash provided by financing activities of $2.0 million for the quarter ended February 29, 2008 consisted of advances from the factor and borrowings from a bank under a line of credit that we assumed through the acquisition of Backwoods.

     Working capital at February 29, 2008 was $4.7 million, a decrease of $2.5 million from $7.2 million at August 31, 2007. This decrease resulted primarily from the assumption of a note payable in the Backwoods acquistion, partially offset by an increase in inventories associated with the transaction. Our current ratio decreased slightly to 1.2:1 at February 29, 2008 from 1.3:1 at August 31, 2007.

     Our principal source of liquidity, other than cash flows from operations, comes from our financing arrangement with CIT. That financing arrangement is established on a borrowing base that is determined by our levels of trade receivables and inventory.

     We sell substantially all of our trade receivables to CIT on a pre-approved, non-recourse basis. We attempt to make any recourse shipments on a cash-on-delivery basis or ensure that the customers' payments are backed by a commercial or standby letter of credit issued by the customers' bank. The amount of our outstanding receivables that were non-recourse at February 29, 2008 was $10.3 million. The amount of our receivables that were recourse and were not made on a COD basis or supported by commercial or standby letters of credit at February 29, 2008 was approximately $645,000, of which approximately $200,000 had been collected through March 31, 2008.

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

     We may issue import letters of credit through CIT for the purchase of inventory in the normal course of our operations. Letters of credit are subject to a $12.0 million aggregate limit. At February 29, 2008, we had outstanding letters of credit of approximately $4.1 million for the purchase of finished goods, which had been opened through CIT.

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

     Our Backwoods subsidiary is able to borrow under the terms of the revolving line of credit assumed in the acquisition. The note is subject to a maximum borrowing of $2 million at a variable interest rate equal to the bank’s prime lending rate, which was 6.25% as of February 29, 2008.

Contractual Obligations and Commercial Commitments

     As of February 29, 2008, we had no off-balance sheet arrangements. The following summarizes our contractual obligations at February 29, 2008 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due/Commitments expiring per period
	Total Amounts	Less than			Over
	Committed	1 year	1-3 years	4-5 years	5 years
Operating leases	$15,838,000	$2,348,000	$4,459,000	$3,696,000	$5,335,000
Letters of credit	4,054,000	4,054,000	-	-	-
Employment agreement	908,000	340,000	550,000	18,000	-
Bank debt and vehicle loan	2,147,000	1,775,000	372,000	-
Convertible Debentures	3,150,000	-	3,150,000	-	-
Total obligations and commitments	$26,097,000	$8,517,000	$8,531,000	$3,714,000	$5,335,000

Inventory

     Our inventory increased 18.4% to $16.7 million at February 29, 2008, from $14.1 million at August 31, 2007. Compared to inventories of $10.6 million at February 28, 2007 current period ending inventory increased 57.5%. This increase is reflective of increased order backlog for the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007, as well as the inclusion of inventories for our recently acquired Backwoods business. We believe that our current inventory mix and unit levels are appropriate to respond to anticipated market demand.

     In our ordinary course of operations, we generally make some sales below normal selling prices or below cost. Based on prior experience, our management believes this will be true for some inventory held on or acquired after February 29, 2008. The amount of such sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

     We have established an inventory markdown reserve as of February 29, 2008, which our management believes will be sufficient for current inventory that is expected to sell below cost in the future. There can be no assurance that we will realize our expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of February 29, 2008 for which customer sales orders have not yet been received. The inventory markdown reserve is calculated based on specific identification of aged goods and styles that are slow-moving or selling off-price.

Backlog

     As of February 29, 2008, we had on-hand unfilled customer orders of $33.7 million as compared to $28.1 million at February 28, 2007, with such orders generally scheduled for delivery by August 2008 and August 2007, respectively. The increase in backlog is due to growth in orders across product lines, most significantly for men’s sportswear and for tabletop products in conjunction with the recently announced Paula Deen® license.

     Backlog amounts include both confirmed and unconfirmed orders that we believe, based on industry practice and past experience, will be confirmed. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at February 29, 2008. Because of our reliance upon a few major accounts, any deteriorating financial performance by one or more of these customers could lead to the cancellation of existing orders and/or an inability to secure future orders, which would have a material adverse financial effect on us.

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

    successfully integrate acquisitions, including the acquisition of Backwoods;

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the potential impact to our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base interest rate of our variable interest rate debt. As of February 29, 2008, a one percent change in interest rates would increase or decrease our annual interest expense by approximately $106,000. There have been no material changes in market risk exposures from those disclosed in our Annual Report on Form 10-K for the year ended August 31, 2007.

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

     As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2008, the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that certain control deficiencies as described below existed in our internal control over financial reporting as of February 29 2008. As a result of these deficiencies our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of February 29, 2008.

     In connection with its audit of the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2007, J.H. Cohn advised the Company's management and the audit committee of the board of directors of the Company that the Company did not have the internal controls necessary to timely prepare and file reliable financial statements. We initiated, but did not complete steps to remedy this deficiency by the period ended February 29, 2008.

     At that time we lacked sufficient experienced senior accounting staff to enable us to timely process, summarize and report financial information. Our lack of sufficient staff has resulted in our late filing of our Annual Report on Form 10-K for the fiscal year ended August 31, 2007 and an extension of time for us to file our Quarterly Reports on Form 10-Q for the quarters ended November 30, 2007 and February 29, 2008. As discussed below, we have since reorganized some of our financial management, retained new independent auditors, and hired additional senior accounting personnel including a Chief Accounting Officer and a Controller.

     In connection with our recruitment of senior accounting management, we are implementing additional internal controls and procedures designed to assure the timely and accurate preparation of our financial statements. These controls were not fully implemented by February 29, 2008.

     While our lack of accounting personnel has affected the timeliness of our processing information, based on management’s review we have concluded that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

     (b) Changes in Internal Controls over Financial Reporting. We made changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter, and subsequent to that period, that have materially affected, or are likely to materially affect, our internal control over financial reporting. During the quarter ended February 29, 2008 we have taken the following actions each of which are expected to have a material impact on our internal controls over financial reporting:

  Change in Financial Management. In January 2008, Paul M. Wyandt was appointed Chief Financial Officer of the Company, succeeding Steven P. Wyandt who remains Chairman and Chief Executive Officer. We also appointed Eitan Haber as our Chief Operating Officer of the Company, who succeeds Paul M. Wyandt in that role.

  Recruitment of Additional Senior Accounting Staff. As of January 2, 2008 we retained a consultant, Cassandra L. Lion, CPA, to serve as controller and assist management in conducting our internal controls documentation and testing as required under the Sarbanes-Oxley Act of 2002.

  Appointment of Chief Accounting Officer. On February 4, 2008 we appointed Michael D. Coffer, CPA as our Chief Accounting Officer. Mr. Coffer will report to Paul M. Wyandt, our Chief  Financial Officer. Mr. Wyandt will remain our principal financial and accounting officer. Mr. Coffer’s appointment is expected to help us timely process and summarize financial information.

PART II - OTHER INFORMATION

ITEM 1. - Legal Proceedings

     From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we are not a party to any such litigation which we believe would have a material adverse effect on us.

ITEM 1A. Risk Factors

     See our discussion of risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended August 31, 2007. In addition, as a result of our acquisition of Backwoods, which occurred on February 1, 2008, our ability to implement our business strategy and achieve the intended operating results is subject to a number of risks and uncertainties in addition to those set forth in our Annual Report on Form 10-K for the fiscal year ended August 31, 2007. Below are additional risks that we have identified at this time, though there may be additional risks not currently known to us or that we currently believe are immaterial.

     A downturn in the economy may affect consumer purchases of discretionary items, which could reduce our net sales.

     In general, our sales represent discretionary spending by our customers. Discretionary spending is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, taxation, electricity power rates, gasoline prices, unemployment trends and other matters that influence consumer confidence and spending. Our customers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions. If this occurs, our net sales and profitability could decline.

     If we fail to anticipate changes in consumer preferences, we may experience lower net sales, higher inventory markdowns and lower margins.

     Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty. These preferences are also subject to change. Our success depends upon our ability to anticipate and respond in a timely manner to trends in outdoor lifestyle goods merchandise and consumers’ participation in outdoor activities. If we fail to identify and respond to these changes, our net sales may decline. In addition, because we often make commitments to purchase products from our vendors up to 6 months in advance of the proposed delivery, if we misjudge the market for our merchandise, we may over-stock unpopular products and be forced to take inventory markdowns that could have a negative impact on profitability.

     Our hardware and software systems are vulnerable to damage that could harm our business.

     Our success, in particular our ability to successfully manage inventory levels, largely depends upon the efficient operation of our computer hardware and software systems. We use management information systems to track inventory information at the store level, communicate customer information and aggregate daily sales information. These systems and our operations are vulnerable to damage or interruption from:

  earthquake, fire, flood and other natural disasters;

  power loss, computer systems failures, Internet and telecommunications or data network failure, operator negligence, improper operation by or supervision of employees, physical and electronic loss of data, security breaches, misappropriation, data theft and similar events; and

  computer viruses, worms, Trojan horses, intrusions, or other external threats.

     Any failure that causes an interruption in our operations or a decrease in inventory tracking could result in reduced net sales and profitability.

     Intense competition in the outdoor lifestyle goods industry could limit our growth and reduce our profitability.

     The retail market for outdoor lifestyle goods is highly fragmented and intensely competitive. We compete directly or indirectly with the following categories of companies:

  large format full-line sporting goods and outdoor lifestyle goods retailers;
  traditional sporting goods stores and chains;
  specialty outdoor lifestyle goods retailers and pro shops;
  mass merchandisers, warehouse clubs, discount stores and department stores; and

  catalog and internet-based sporting goods and outdoor lifestyle goods retailers.

     Some of our competitors have a larger number of stores and greater financial, distribution, marketing and other resources than we have. If our competitors reduce their prices, it may be difficult for us to reach our net sales goals without reducing our prices. As a result of this competition, we may also need to spend more on advertising and promotion than we anticipate. If we are unable to compete successfully, our operating results will suffer.

     Because our Backwoods stores are concentrated in four states, we are subject to regional risks.

     Our Backwoods stores are located in four states - Kansas, Nebraska, Oklahoma and Texas. Because of this, we are subject to regional risks, such as the economy, weather conditions, power outages, electricity costs and natural disasters specific to the states in which we operate. State and local regulatory compliance also can impact our financial results. If the region were to suffer an economic downturn or other adverse regional event, our net sales and profitability and our ability to implement our planned operations could suffer. Several of our competitors operate stores across the United States and thus are not as vulnerable to these regional risks.

     If we lose key management or are unable to attract and retain the talent required for our business, our operating results could suffer.

     The future success of Backwoods depends to a significant degree on the skills, experience and efforts of Jennifer Mull, the president and chief executive officer of Backwoods, and other key personnel who are not obligated to stay with us. The loss of the services of any of these individuals could harm our business and operations. In addition, as our Backwoods business and lifestyle clothing collection grows, we will need to attract and retain additional qualified personnel in a timely manner and develop, train and manage an increasing number of management-level sales associates and other employees. Competition for qualified employees could require us to pay higher wages and benefits to attract a sufficient number of employees, and increases in the minimum wage or other employee benefits costs could increase our operating expenses. If we are unable to attract and retain personnel as needed in the future, our net sales growth and operating results may suffer.

ITEM 2. – Unregistered Sales of Equity Securities and Use of Proceeds

     On December 31, 2007, we entered into a license agreement with Paula Deen Enterprises, LLC, a Georgia limited liability company, in the ordinary course of business. In connection with that agreement, we issued to Paula Deen Enterprises, LLC a warrant to purchase up to 150,000 shares of our common stock at a purchase price of $1.67 per share, or an aggregate purchase price of $250,500, subject to adjustment, including broad-based anti-dilution protection. The warrant has a term of seven years. The issuance of the warrant and the common stock issuable upon exercise of the warrant is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The offering of the warrant was not conducted in connection with a public offering.

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

NITCHES, INC.
(Registrant)

April 24, 2008	By:	/s/ Paul M. Wyandt
Paul M. Wyandt
As Principal Financial Officer and on behalf of
the Registrant

EXHIBIT INDEX

Exhibit No.	Description
4.1	Common Stock Purchase Warrant issued to Paula Deen Enterprises, LLC.[1]
10.1	Share Exchange Agreement dated February 1, 2008 between the registrant and Jennifer Mull relating to the acquisition of Backwoods.[2]
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, by Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, by Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer
__________________

[1]	Incorporated by reference to the exhibits of registrant's current report on Form 8-K filed with the Commission on January 7, 2008.
[2]	Incorporated by reference to the exhibits of registrant's current report on Form 8-K filed with the Commission on February 7, 2008.