Form 10-Q
period 2008-05-31
NITCHES INC
filed 2008-07-15
CIK 772263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2008

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

(858) 625-2633
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Non-accelerated filer [ X ]	Accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

As of July 15, 2008 the registrant had 6,019,644 shares of common stock outstanding.

NITCHES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS
	May 31,	August 31,
	2008	2007
	(Unaudited)
Current assets:
Cash	$280,000	$353,000
Receivables:
Due from factor, net	14,913,000	12,301,000
Trade accounts, net	422,000	217,000
Due from affiliates and employees	9,000	28,000
Total receivables	15,344,000	12,546,000

Refundable income taxes	326,000	326,000
Inventories, less allowances	12,509,000	14,105,000
Deferred income taxes, current	-	681,000
Advances and prepaid expenses	2,010,000	474,000
Other current assets	268,000	262,000
Total current assets	30,737,000	28,747,000

Furniture, fixtures and equipment, net	638,000	223,000
Goodwill	4,850,000	2,620,000
Intangibles, net	6,302,000	6,340,000
Other assets	113,000	171,000
Total assets	$42,640,000	$38,101,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Due to factor	$14,279,000	$7,879,000
Accounts payable	6,929,000	12,310,000
Accrued expenses	1,149,000	924,000
Accrued royalties	756,000	435,000
Customer credits and deposits	335,000	-
Notes payable - bank	3,149,000	-
Total current liabilities	26,597,000	21,548,000

Long term debt	295,000	-
Convertible debt, net	1,913,000	1,627,000
Deferred income taxes, long term	15,000	696,000
Total liabilities	28,820,000	23,871,000

Commitments and contingencies
Shareholders’ equity:
Series A preferred stock, $100 par value; 25,000,000 shares authorized,
8,820 shares issued and outstanding	882,000	882,000
Common stock, no par value; 50,000,000 shares authorized; issued and outstanding
6,019,644 shares at May 31, 2008 and 5,659,644 shares at August 31, 2007	10,060,000	9,373,000
Additional paid-in capital	2,111,000	1,678,000
Retained earnings	767,000	2,297,000
Total shareholders’ equity	13,820,000	14,230,000
Total liabilities and shareholders’ equity	$42,640,000	$38,101,000

The accompanying notes are an integral part of these consolidated financial statements.

NITCHES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2008	2007	2008	2007
Net sales	$26,316,000	$19,475,000	$75,572,000	$69,170,000
Cost of goods sold	18,578,000	14,690,000	57,991,000	52,042,000
Gross profit	7,738,000	4,785,000	17,581,000	17,128,000
Selling, general and administrative expenses	7,417,000	5,279,000	17,797,000	15,939,000
Operating income (loss)	321,000	(494,000)	(216,000)	1,189,000
Interest expense	450,000	206,000	1,313,000	752,000
Income (loss) before income taxes	(129,000)	(700,000)	(1,529,000)	437,000
Provision for (benefit from) income taxes	-	(268,000)	-	188,000
Net income (loss)	$(129,000)	$(432,000)	$(1,529,000)	$249,000

Basic earnings (loss) per share	$(0.02)	$(0.08)	$(0.26)	$0.05
Diluted earnings (loss) per share	$(0.02)	$(0.08)	$(0.26)	$0.05

Weighted average number of common shares:
Basic	6,019,644	5,421,259	5,818,622	5,193,555
Diluted	6,019,644	5,421,259	5,818,622	5,297,123

The accompanying notes are an integral part of these consolidated financial statements.

NITCHES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	May 31,	May 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(1,529,000)	$249,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	318,000	301,000
Amortization of debt discount	383,000	-
Stock based compensation	175,000	301,000
Change in operating assets and liabilities, net of effects of acquisition:
Trade receivables and due from affiliates	(2,796,000)	(2,483,000)
Inventories, net	2,789,000	5,432,000
Advances and prepaid expenses	(1,536,000)	(93,000)
Other assets	256,000	(24,000)
Accounts payable and accrued expenses and royalties	(6,129,000)	(4,691,000)
Income taxes payable	-	90,000
Deferred income taxes, non current	-	(28,000)
Net cash used in operating activities	(8,069,000)	(946,000)

Cash flows used in investing activities:
Capital expenditures	(198,000)	(50,000)
Net cash used in investing activities	(198,000)	(50,000)

Cash flows from financing activities:
Advances from factor	6,400,000	363,000
Common stock issuance	-	1,500,000
Proceeds from (repayment of) notes payable	1,794,000	(813,000)
Net cash provided by financing activities	8,194,000	1,050,000

Net (decrease) increase in cash	(73,000)	54,000
Cash at beginning of period	353,000	228,000
Cash at end of period	$280,000	$282,000

The accompanying notes are an integral part of these consolidated financial statements.

NITCHES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows, continued
(Unaudited)

	Nine months ended
	May 31,	May 31,
	2008	2007
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$1,026,000	$752,000
Income Taxes	-	$220,000

Supplemental schedule of noncash investing and financing activity:

     Noncash activity during the nine months ended May 31, 2008 includes the following:

  Acquisition of assets with a fair value of $3,966,000 and the assumption of liabilities totaling $3,278,000 in connection with the acquisition of Back Woods Equipment Company on February 1, 2008, pursuant to which the Company issued 360,000 shares of its common stock valued at $688,000 (see Note 7).

  Acquisition of license agreement with Paula Deen Enterprises, LLC on December 31, 2007 through issuance of warrants to purchase 150,000 shares of the Company’s common stock with an estimated fair value of $161,000 (see Note 9).

     Noncash activity during the nine months ended May 31, 2007 includes the following:

  Acquisition of the Saguaro® mark and related trademarks through the issuance of 600,000 shares of the Company’s common stock valued at $2,730,000 and a note payable in the amount of $300,000.

The accompanying notes are an integral part of these consolidated financial statements.

1. Description of Business

     Nitches, Inc. and subsidiaries (“we,” “our,” “us,” or the “Company”) is a wholesale importer and distributor of clothing, home décor and tabletop products manufactured to our specifications and distributed in the United States under our brand labels and retailer-owned private labels. We distribute clothing primarily in three categories: women’s sleepwear and loungewear, women’s sportswear and outerwear, and men’s casual wear and performance apparel. We market women’s sleepwear and loungewear under the brands Anne Lewin®, Crabtree & Evelyn®, Princesse tam tam®, Derek Rose®, Gossard®, Shock Absorber®, Cuddl Duds® and Odille Oasis®. We market women’s sportswear and outerwear under the brands Adobe Rose®, Country Tease®, Saguaro® and Southwest Canyon®. We market men’s casual wear and performance apparel under the brands Nat Nast®, Newport Blue®, Dockers®, The Skins Game® and ZOIC®. We distribute home décor and tabletop products under the Paula Deen®, Bill Blass® and Newport Blue® brands. We sell our branded products to better department stores, specialty boutiques, moderate department stores, and national and regional discount department stores and chains. We also develop and manufacture private label products for many leading retailers and catalogs. The Company provides fashionable merchandise to the popularly priced market segment that generally retails between $10 and $35 per item. For 35 years the Company has competed on the basis of price, quality, the desirability of its fabrics and designs, and the reliability of its delivery and service.

     On February 1, 2008, we acquired specialty outdoor retailer Back Woods Equipment Company, a Kansas corporation (“Backwoods”), as a wholly owned subsidiary. Backwoods presently operates eight retail locations in Kansas, Nebraska, Oklahoma and Texas. Backwoods offers customers a strong assortment of top quality technical gear, clothing and footwear for active lifestyles and adventure travel. The accompanying financial statements include the operations of Backwoods occurring after February 1, 2008. For additional information concerning the acquisition, see Note 7. Acquisition of Back Woods Equipment Company.

2. Condensed Consolidated Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of August 31, 2007 was derived from our audited financial statements. These consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended August 31, 2007. In the opinion of management, all adjustments of a normal recurring nature which are considered necessary for a fair presentation have been included in the interim period. Operating results for the quarter ended May 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2008, or any future period.

3. Earnings (Loss) Per Share

     We calculate earnings (loss) per share in accordance with SFAS No. 128 “Earnings per Share”. Basic earnings (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares issuable upon the exercise of outstanding stock options, warrants or other convertible instruments. The dilutive effect of potential common shares related to outstanding stock options, warrants or other convertible instruments is reflected in diluted earnings (loss) per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from outstanding options. Additionally, the exercise of employee stock options can result in a greater dilutive effect on earnings (loss) per share.

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2008	2007	2008	2007
Numerator:
Net (loss) income	$(129,000)	$(432,000)	$(1,529,000)	$249,000

Denominator:
Weighted average shares outstanding	6,019,644	5,421,259	5,818,622	5,193,555
Effect of dilutive securities	- *	- *	- *	103,568
Denominator for diluted earnings per share	6,019,644	5,421,259	5,818,622	5,297,123

Basic earnings (loss) per share	$(0.02)	$(0.08)	$(0.26)	$0.05
Diluted earnings (loss) per share	$(0.02)	$(0.08)	$(0.26)	$0.05

* The effect was anti-dilutive for the respective periods because of the net loss.

4. Inventories

     Inventories consist of the following:

	May 31,	August 31,
	2008	2007
Fabric and trim	$56,000	$60,000
Goods in transit	2,665,000	5,992,000
Finished goods	10,888,000	8,601,000
Markdown allowances	(1,100,000)	(548,000)
	$12,509,000	$14,105,000

5. Trade Accounts Receivable

     Pursuant to the terms of a factoring agreement between us and CIT Commercial Services (“CIT”), and a separate agreement between our subsidiary Designer Intimates, Inc. and CIT, we sell a majority of our trade accounts receivable to CIT on a pre-approved, non-recourse basis. The price at which the accounts are sold is the invoice amount reduced by the factor commission (0.3% of the invoice amount) and all selling discounts. For accounts sold to CIT on a non-recourse basis, CIT is responsible for collection, assumes all credit risk, and obtains all of the rights and remedies against our customers. For such accounts, payment is due from CIT upon the earlier of the payment of the receivable to CIT by the customer or the maturity of the receivable (generally 180 days from the date of shipment to the customer). As of May 31, 2008, $14.9 million of our trade accounts receivable were non-recourse receivables due from CIT. As of August 31, 2007, non-recourse receivables due from CIT totaled $13.0 million.

     Trade accounts receivable not sold to CIT remain in our custody and control and we maintain all credit risk on those accounts as well as accounts which are sold to CIT with recourse. The combined credit risk for non-factored and recourse receivables as of May 31, 2008, totaled $1.8 million of which $1.0 million had been collected by June 30, 2008.

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

     The status of our trade accounts receivable and letters of credit are as follows:

	May 31,	August 31,
	2008	2007
Receivables assigned to factor:
Non-recourse	$14,913,000	$12,957,000
Recourse	1,241,000	222,000
Allowance for customer credits and doubtful accounts	(1,241,000)	(878,000)
Due from factor, net	14,913,000	12,301,000

Non-factored accounts receivable	555,000	304,000
Allowance for customer credits and doubtful accounts	(133,000)	(87,000)
Trade accounts, net	$422,000	$217,000

Due to factor	$14,279,000	$7,879,000

Contingent liabilities for irrevocable letters of credit	$632,000	$4,236,000

6. Significant Customers

     For the nine months ended May 31, 2008, sales to three separate customers accounted for 51.3% of our net sales. Sales to five separate customers accounted for 86.7% of our net sales for the nine months ended May 31, 2007. For the quarter ended May 31, 2008, sales to two separate customers accounted for 68.2% of our net sales. Sales to three separate customers accounted for 68.4% of our net sales for the quarter ended May 31, 2007.

     One customer accounted for 24.9% of our trade receivable balance sold to CIT as of May 31, 2008. Two customers accounted for 49.9% and 42.1% of our trade receivable balance sold to CIT as of May 31, 2007 and August 31, 2007, respectively.

7. Acquisition of Back Woods Equipment Company

     On February 1, 2008 we acquired specialty outdoor retailer Back Woods Equipment Company, a Kansas corporation, in a share exchange agreement pursuant to which we acquired all of the outstanding capital stock of Backwoods for a total purchase price of $688,000. The aggregate purchase price consisted of 360,000 shares of common stock valued at $1.91 per share based on the average closing price of our shares over a three day period that included the two days before, and the day of the transaction closing date. As a result of this transaction, Backwoods became our wholly-owned subsidiary as of February 1, 2008, and accordingly, Backwoods’ results of operations have been included in our condensed consolidated results of operations since that date. The following is a condensed balance sheet showing the fair values of the assets acquired and liabilities assumed as of the date of acquisition:

Inventories, less allowances	$1,193,000
Furniture, fixtures and equipment, net	336,000
Other assets	206,000
Goodwill	2,231,000
Total assets acquired	3,966,000

Current liabilities other than bank debt	1,628,000
Notes payable to bank	1,650,000
Total liabilities assumed	3,278,000
Net assets acquired	$688,000

     Backwoods has operated since 1973 as a regional distributor of outdoor lifestyle oriented clothing, equipment, and accessories while also offering international adventure trip promotions. Backwoods is headquartered in Austin, Texas with eight retail outlets located in Kansas, Nebraska, Oklahoma and Texas. Backwoods presently targets the active lifestyle and outdoor adventure consumer with a varied selection of outdoor brands in footwear, clothing, equipment and accessories. These products are distributed through non-exclusive arrangements with international manufacturers on terms comparable to those generally available in the industry. Backwoods is currently developing Backwoods branded apparel to leverage its efforts to market innovative products that address style, function and love of the outdoors.

     We acquired Backwoods to enter a specialty retail niche with concept and product offerings we view as favorable and to develop the Backwoods outdoor lifestyle brand. The assets of Backwoods include inventories of non-returnable finished goods and furniture, fixtures and equipment used in leased retail space.

     In connection with the acquisition, management has determined that it will commence closure of two existing store locations prior to January 31, 2009. The costs associated with these store closures are estimated to be approximately $483,000, and this amount was accrued as a portion of current liabilities assumed as of the acquisition date.

     Notes payable assumed in the acquisition consist of $1,115,000 due under a revolving line of credit maturing September 1, 2008, $520,000 principal remaining on a term note maturing December 15, 2010, and a $15,000 vehicle loan due December 31, 2010. The revolving line of credit and the term loan are with a single bank and both notes carry a variable interest rate equal to the bank’s prime lending rate which was 7.25% as of the date of the acquisition, and was 5% at May 31, 2008. The revolving line of credit is subject to a maximum borrowing limit of $3.5 million, and requires monthly interest payments. The outstanding balance on the line of credit at May 31, 2008 was $3.0 million. The term loan and vehicle loan require monthly payments of principal and interest, with remaining unpaid principal of $444,000 at May 31, 2008. These notes are secured by a personal guaranty from the CEO of Backwoods.

     The pro forma effects of the Backwoods acquisition on our condensed consolidated financial statements have not been presented as such effects were not material.

8. Stock-Based Compensation

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

Compensation Costs

     Results of operations for the quarter ended May 31, 2008 include stock-based compensation costs of approximately $88,000 related to employee stock option grants. We had 701,000 stock options outstanding at May 31, 2008. As of May 31, 2008, there remains $923,000 of unrecognized compensation costs related to unvested stock options which is expected to be recognized over the next 5.0 years. All stock-based compensation costs have been recorded as selling, general and administrative expenses within our Condensed Consolidated Statements of Operations.

Valuation of Stock Option Awards

     The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form option valuation. All options granted have a maximum term of ten years. As permitted by SAB 107, for the quarter ended May 31, 2008, we utilized the “shortcut approach” to estimate the options’ expected term, which represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of our stock over terms commensurate with the expected terms of the option grants. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. 7 year Treasury yield in effect at the time of grant. We have not declared or paid dividends for more than 2 years and have no plans to do so in the foreseeable future.

Stock Option Activity

     Awards under our 2006 Equity Incentive Plan may be granted to any of our employees, directors or consultants or those of our affiliates. Awards may consist of stock options (both incentive stock options and non-statutory stock options), stock awards, stock appreciation rights and cash awards. We granted 105,000 options during the quarter ended May 31, 2008. Through May 31, 2008, options to purchase 745,000 shares of our common stock have been granted under this plan to employees, of which 701,000 remain outstanding. All options were issued with an exercise price equal to or greater than the fair market value on the grant date. In March 2008, the 2006 Equity Incentive Plan was amended to increase the number of shares authorized for issuance from 600,000 to 1,050,000.

Summary of Stock Options

     A summary of the options granted under our 2006 Equity Incentive Plan as of May 31, 2008, and the activity during the nine months ended May 31, 2008, are as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(in Years)	Value
Options outstanding at August 31, 2007	440,000	$4.35
Options granted	305,000	1.65
Options exercised	-	-
Options forfeited	(44,000)	4.15

Options outstanding at May 31, 2008	701,000	$3.19	8.9	-

Options vested and exercisable at May 31, 2008	189,000	$4.00	8.5	-

9. Warrants

     On December 31, 2007, in connection with the signing of a license agreement with Paula Deen Enterprises, LLC, we issued warrants to purchase up to 150,000 shares of our common stock, no par value, at an exercise price of $1.67 per share, or an aggregate purchase price of $251,000, subject to adjustment, including broad-based anti-dilution protection. The warrants have a term of seven years. We capitalized $161,000 as the cost of the intangible asset, based on estimated fair value of the warrants on the date of issuance. The capitalized cost is being amortized over the initial three year term of the license agreement.

     We issued warrants to purchase up to 577,500 shares of our common stock in conjunction with the convertible debentures that we issued on June 21, 2007. These warrants are further described in Note 10.

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

     The Debentures are included in the accompanying Condensed Consolidated Balance Sheets as follows:

	May 31,	August 31,
	2008	2007
Convertible debentures	$3,150,000	$3,150,000
Discount from detachable warrants feature	(1,046,000)	(948,000)
Discount from beneficial conversion feature	(683,000)	(683,000)
Convertible debentures at issuance, net of discounts	1,421,000	1,519,000
Add cumulative amortization of warrant and beneficial
conversion feature discounts	492,000	108,000
	$1,913,000	$1,627,000

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

11. Goodwill and Intangible Assets

     Goodwill and Intangible Assets consisted of the following at May 31, 2008 and August 31, 2007:

	May 31	August 31,
	2008	2007
Goodwill	$4,850,000	$2,620,000

Intangibles not subject to amortization	$3,933,000	$3,933,000
Intangibles subject to amortization	2,952,000	2,791,000
Accumulated amortization	(583,000)	(384,000)
Intangibles, net	$6,302,000	$6,340,000

     Goodwill represents the excess purchase price over the fair value of the net assets acquired in connection with our acquisitions of Designer Intimates, Inc. and Back Woods Equipment Company. Goodwill is not subject to amortization. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”), these assets are tested for impairment on an annual basis and between annual tests in certain instances. Based on such testing we conducted during the fourth quarter of our fiscal year ended August 31, 2007, we determined that there was no impairment of this goodwill.

     Intangibles not subject to amortization are comprised of assets purchased in the acquisitions of Designer Intimates, Inc. and the assets acquired from Saguaro LLC, including trademarks that do not have a finite life. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”), these assets are tested for impairment on an annual basis and between annual tests in certain instances. Based on such testing we conducted during the fourth quarter of our fiscal year ended August 31, 2007, we determined that there was no impairment of theses intangibles.

     Intangibles subject to amortization includes the sleepwear license for Crabtree & Evelyn, the customer lists of and acquisition costs for Designer Intimates, and the home décor licenses for Bill Blass and Paula Deen. Intangibles for licenses total $1,957,000 and intangibles for customer lists and acquisition costs total $995,000. The estimated amortization expense for each of the fiscal years through August 31, 2012 is $270,000, $288,000, $288,000, $235,000, and $214,000 respectively. The weighted average amortization period is 13.8 years. In accordance with SFAS 142, intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. There were no such occurrences during the current fiscal year.

12. Income Taxes

     On September 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues” (“FIN 48”), an interpretation of FASB Statement No. 109. FIN 48 provides certain criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions.

     Upon implementing FIN 48 we identified no unrecognized tax benefits or liabilities and its adoption did not impact the Company’s financial statements. There were no material changes to unrecognized tax benefits, interest, or penalties for the three month period ended May 31, 2008 and we do not anticipate any such material changes during the next twelve months.

     We file income tax returns in the U.S. and various states. Our returns for tax years 2003 and forward remain open to audit under U.S. and state statutes. In the event of a tax penalty accrual or assessment our policy is to record interest and penalties directly to income tax expense in the condensed consolidated statements of operations.

13. Recently Issued Accounting Pronouncements

     In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 will be effective for financial statements issued after November 15, 2008. We do not currently maintain any derivative holdings or engage in any hedging activities; therefore we do not anticipate any effect of SFAS 161 on our financial reporting requirements.

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

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the fiscal year beginning September 1, 2008. Management is currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

     In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS No. 157’’). SFAS 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. The application of SFAS 157 as it relates to financial assets and financial liabilities is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FSP FAS 157-2, ‘‘Effective Date of FASB Statement No. 157,’’ which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact that the adoption of SFAS No. 157 may have on our financial position and results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement under the Private Securities Litigation Reform Act of 1995

     Statements in this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as oral statements that may be made us or by our officers, directors or employees acting on our behalf, that are not historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from forecasted results. See “Forward Looking Information and Factors that May Affect Future Results,” below.

Overview

     We are a wholesale importer and distributor of clothing and home décor products manufactured to our specifications and distributed in the United States under our brand labels and retailer-owned private labels. We distribute clothing primarily in three categories: women’s sleepwear and loungewear, women’s sportswear and outerwear, and men’s casual wear and performance apparel. We market women’s sleepwear and loungewear under the brands Anne Lewin®, Crabtree & Evelyn®, Princesse tam tam®, Derek Rose®, Gossard®, Shock Absorber®, Claire Murray®, Cuddl Duds® and Odille Oasis®. We market women’s sportswear and outerwear under the brands Adobe Rose®, Country Tease®, Saguaro® and Southwest Canyon®. We market men’s casual wear and performance apparel under the brands Nat Nast®, Newport Blue®, Dockers®, The Skins Game®, and ZOIC®. We distribute home décor and tabletop products under the Paula Deen, Bill Blass® and Newport Blue® brands. We sell our branded products to better department stores, specialty boutiques, moderate department stores, and national and regional discount department stores and chains. We also develop and manufacture private label products for many leading retailers and catalogs. More information about us may be found at www.nitches.com.

     On February 1, 2008 we acquired outdoor products specialty retailer Backwoods, marking our first venture into specialty retailing. Backwoods has a long history of providing customers in the Midwest with a strong assortment of branded products for the outdoor lifestyle, including top quality, technical gear alongside a broad collection of outdoor lifestyle clothing and footwear. Backwoods features brands such as Black Diamond®, Cloudveil®, Eagle Creek®, Garmin®, GoLite®, Marmot®, Mountain Hardware®, Osprey®, Patagonia®, and The North Face®. The first store opened in Wichita, Kansas in 1973 and the chain presently comprises eight retail locations in Kansas, Nebraska, Oklahoma and Texas. The accompanying financial statements include the operation of Backwoods after February 1, 2008. More information about Backwoods can be found at www.backwoods.com.

Critical Accounting Policies

     Revenue Recognition. We recognize revenue at the time products are shipped based on terms of F.O.B. shipping point, where risk of loss and title transfers to the buyer at time of shipment. We record sales in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Under these guidelines, revenue is recognized when all of the following conditions are met: persuasive evidence of a sale arrangement exists, shipment of the product has occurred, the price is fixed or determinable and payment is reasonably assured. Provisions are made currently for estimated product returns and sales allowances.

     Allowances for Sales Returns, Doubtful Accounts and Other. Sales are recorded net of estimated future returns, uncollectible accounts receivable and other customer related allowances. Our management analyzes historical returns and bad debt expense, current economic trends, changes in customer demand and sell-through of our products when evaluating the adequacy of these allowances. In addition, we may provide warehousing credits and other allowances to certain customers in accordance with industry practice. These amounts are determined based on historical experience, budgeted customer allowances and existing commitments to customers. Although our management believes it has established adequate reserves with respect to these items, actual activity could vary from management’s estimates and such variances could have a material impact on reported results. At May 31, 2008, trade accounts receivable balance was $15.3 million, net of allowances of $1.4 million, as compared to the balance at August 31, 2007 of $12.5 million, net of allowances of $965,000. At May 31, 2007, trade accounts receivable balance was $13.0 million, net of allowances of $1.3 million.

     Inventory. We periodically estimate mark down allowances for our inventory on hand to provide for estimated obsolescence or lack of marketability. The valuation allowance is equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about age of the inventory, future demand and market conditions. This process provides for a new basis for the inventory until it is sold. If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required. Our inventory balance was $12.5 million, net of inventory markdowns of $1.1 million, at May 31, 2008, as compared to an inventory balance of $14.1 million, net of inventory markdowns of $548,000, at August 31, 2007. At May 31, 2007, the inventory balance was $7.0 million, net of inventory markdowns of $386,000.

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

Results of Operations

Nine months Ended May 31, 2008 Compared to the Nine months Ended May 31, 2007

     Net sales for the nine months ended May 31, 2008 were $75.6 million, an increase of $6.4 million compared to sales of $69.2 million for the nine months ended May 31, 2007. The increase includes revenue from Backwoods after February 2, 2008, and incremental sales of home décor, sleepwear, and menswear product. The apparel business is seasonal and as a result our revenues are likely to vary from quarter to quarter, and revenues for the nine months ended May 31, 2008 are not necessarily indicative of the revenues we expect to achieve on an annualized basis.

     Cost of goods sold for the nine months ended May 31, 2008 were $58.0 million compared to $52.0 for the same period a year ago. Cost of goods sold as a percent of net sales increased 1.5%, generating a lower gross profit margin of 23.3% for the nine months ended May 31, 2008, as compared to 24.8% for the year earlier period. The decrease in gross margin reflects reductions in net sales due to sales returns and chargebacks and high volume sales of branded product to national retailers at lower average gross margins. Our product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margin is likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

     Selling, general and administrative expenses for the nine months ended May 31, 2008 were $17.8 million, compared to $16.0 million for the same period a year ago. Selling, general and administrative expenses for the period included $8.1 million of selling and merchandising expenses and $3.4 million of shipping and warehousing expenses. This compares with $7.9 million of selling and merchandising expenses and $2.5 million of shipping and warehousing expenses incurred during the nine months ended May 31, 2007. The $1.8 million increase is primarily attributable to the addition of Backwoods operating costs for the current period.

     Interest expense in the nine month period ended May 31, 2008 was $1.3 million, an increase of $561,000 as compared to $752,000 for the nine months ended May 31, 2007. This increase was due primarily to cash interest payments on the convertible debentures that were not outstanding during the prior period and related amortization of warrant and beneficial conversion features that are also charged to interest expense.

Three Months Ended May 31, 2008 Compared to the Three Months Ended May 31, 2007

     Net sales for the three months ended May 31, 2008 were $26.3 million, an increase of $6.8 million or 34.9% as compared to net sales of $19.5 million for the three months ended May 31, 2007. This increase was primarily attributable to the addition of sales from Backwoods in the current quarter, as well as incremental sales of home décor, sleepwear, and menswear product.

     Cost of goods sold for the three months ended May 31, 2008 were $18.5 million compared to $14.7 million for the period a year ago. Cost of goods sold as a percent of net sales decreased 4.8%, generating a higher gross profit margin of 29.4% for the three months ended May 31, 2008 as compared to 24.6% for the year earlier period. The increase in gross margin derived from a shift in our product mix to higher margin branded sales as well as the inclusion of the higher margin retail sales from our Backwoods stores. Our product mix constantly changes to reflect customer mix, fashion trends and changing seasons. Consequently, gross margin is likely to vary on a quarter-to-quarter basis and in comparison to gross margins generated in the same period of prior fiscal years.

     Selling, general and administrative expenses for the three months ended May 31, 2008 were $7.4 million, an increase of $2.1 million as compared to expenses of $5.3 million in the year ago period. The increase was due to the inclusion of operating costs of Backwoods and volume related increases in sales commissions, design costs and warehouse expenses as compared to the prior period. Selling, general and administrative expenses for the period included $3.9 million of selling and merchandising expenses and $1.1 million of shipping and warehousing expenses. This compares with $2.5 million of selling and merchandising expenses and $1.0 million of shipping and warehousing expenses incurred during the three months ended May 31, 2007. Selling, general and administrative expenses as a percent of net sales increased slightly to 28.2% from 27.1% in the same period of the prior year, due to a lower proportional increase in selling and merchandising expenses as compared to the rate of increase in net sales.

     Interest expense was $450,000 in the current period, an increase of $244,000 as compared to $206,000 for the three months ended May 31, 2007. This increase was due primarily to interest on the convertible debentures that were not outstanding in the prior period and related amortization charges that are also charged to interest expense.

Liquidity and Capital Resources

     Net cash used in operating activities for the nine month period ended May 31, 2008 was approximately $8.1 million. Cash was consumed in reducing our payables to suppliers, funding our loss from operations, an increase in trade receivables, and an increase in prepaid expenses, offset partially by a decrease in inventories.

     For the nine months ended May 31, 2008 net cash used by investing activities consisted of $198,000 in capital expenditures, principally invested in new equipment and fixtures related to Backwoods store openings.

     Cash provided by financing activities consisted of $8.2 million for the nine months ended May 31, 2008, comprised of advances from our factor and borrowings from a bank under a line of credit that we assumed through the acquisition of Backwoods.

     Working capital at May 31, 2008 was $4.8 million, a decrease of $2.4 million from $7.2 million at August 31, 2007. This decrease resulted from decreased inventory levels, and increased borrowings from our factor offset partially by increases in receivables and prepaid expenses. In addition, the assumption of a short term debt in the Backwoods acquisition, partially offset by an increase in inventories associated with the purchase transaction also reduced working capital. Our current ratio decreased slightly to 1.2 to 1.0 at May 31, 2008, down from 1.3 to 1.0 at August 31, 2007.

     Our principal external source of liquidity comes from our financing arrangement with CIT. That financing arrangement is established on a borrowing base that is determined by our levels of trade receivables and inventory.

     We sell substantially all of our trade receivables to CIT on a pre-approved, non-recourse basis. We attempt to make any recourse shipments on a cash-on-delivery basis or ensure that the customers’ payments are backed by a commercial or standby letter of credit issued by the customers’ bank. The amount of our outstanding receivables that were non-recourse at May 31, 2008 was $14.9 million. The amount of our receivables that were recourse and were not made on a COD basis or supported by commercial or standby letters of credit at May 31, 2008 was approximately $1.8 million of which approximately $1.0 million had been collected through March 31, 2008.

     Payment for non-recourse factored receivables is made at the time customers make payment to CIT or, if a customer is financially unable to make payment, within approximately 180 days of the invoice due date. Under the factoring agreement, we can request advances in anticipation of customer collections at the prime rate (5% at May 31, 2008) less one and one-half percent (1.5%). The amount of advances available to us is limited to eighty-five percent (85%) of non-recourse factored receivables and fifty percent (50%) of eligible finished goods inventory.

     We may issue import letters of credit through CIT for the purchase of inventory in the normal course of our operations. Letters of credit are subject to a $12.0 million aggregate limit. At May 31, 2008, we had outstanding letters of credit of approximately $632,000 for the purchase of finished goods, which had been opened through CIT.

     The factoring agreement does not contain any financial covenants to which we must adhere. Advances are collateralized by all of our assets as well as a personal guaranty of our chairman, who also serves as our chief executive officer. CIT can terminate the factoring agreement on 30 days written notice. We believe the factoring agreement with CIT, along with our expected cash flow from operating activities and our current levels of working capital are adequate to fulfill our liquidity needs for the foreseeable future.

     Our Backwoods subsidiary has a separate revolving line of credit assumed in the acquisition which enables it to borrow up to a maximum of $3.5 million. Advances under the line of credit bear interest at a rate equal to the bank’s prime lending rate, which was 5.0% as of May 31, 2008. The Backwoods line of credit expires by its terms in September 2008.

     We are currently reviewing options for replacing and increasing our Backwoods line of credit, commensurate with the anticipated working capital needs of expanding our retail operations. We have no arrangements or agreements in place for such financing at this time. We cannot provide any assurances about our ability to obtain additional credit for our Backwoods operations or the terms of any credit facility that we may obtain. Recent developments in the commercial credit market may impact the terms on which we can obtain credit.

Contractual Obligations and Commercial Commitments

     As of May 31, 2008, we had no off-balance sheet arrangements. The following summarizes our contractual obligations at May 31, 2008 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due/Commitments expiring per period
	Total Amounts	Less than			Over
	Committed	1 year	1-3 years	4-5 years	5 years
Operating leases	15,295,000	$2,338,000	$4,454,000	$3,539,000	$4,964,000
Letters of credit	632,000	632,000	-	-	-
Employment agreements	823,000	340,000	483,000		-
Bank debt and vehicle loan	3,444,000	3,149,000	295,000
Convertible Debentures	3,150,000	-	3,150,000	-	-
Total obligations and commitments	$23,344,000	$6,459,000	$8,382,000	$3,539,000	$4,964,000

Inventory

     Our inventory decreased 11.3% to $12.5 million at May 31, 2008, from $14.1 million at August 31, 2007. Compared to inventories of $6.9 million at May 31, 2007 current period ending inventory increased 81.2%. This increase is reflective of the inclusion of inventories for our recently acquired Backwoods business, as well as inventories on hand for shipment against a higher volume of orders for June 2008 as compared to June 2007. We believe that our current inventory mix and unit levels are appropriate to respond to anticipated market demand.

     In our ordinary course of operations, we generally make some sales below normal selling prices or below cost. Based on prior experience, our management believes this will be true for some inventory held on or acquired after May 31, 2008. The amount of such off-price sales depends on several factors, including general economic conditions, market conditions within the apparel industry, the desirability of the styles held in inventory and competitive pressures from other garment suppliers.

     We have established an inventory markdown reserve as of May 31, 2008, which our management believes will be sufficient for current inventory that is expected to sell below cost in the future. There can be no assurance that we will realize our expected selling prices, or that the inventory markdown reserve will be adequate, for items in inventory as of May 31, 2008 for which customer sales orders have not yet been received, or are delayed or cancelled. The inventory markdown reserve is calculated based on specific identification of aged goods and styles that are slow-moving or selling off-price.

Backlog

     As of May 31, 2008, we had on-hand unfilled customer orders of $31.1 million as compared to $45.2 million at May 31, 2007, with such orders generally scheduled for delivery by November 2008 and November 2007, respectively. The decrease in backlog is due to a reduction in orders from retailers for our women’s sleepwear and men’s and women’s sportswear product lines. We believe that the decrease in backlog is attributable primarily to the weakening U.S. economy as retailers limit their commitments for future purchases.

     Backlog amounts include both confirmed and unconfirmed orders that we believe, based on industry practice and past experience, will be confirmed. While cancellations, rejections and returns have generally not been material in the past, there can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders at May 31, 2008. Because of our reliance upon a few major accounts, any deteriorating financial performance by one or more of these customers could lead to the cancellation of existing orders and/or an inability to secure future orders, which would have a material adverse financial effect on our operating results.

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

Forward Looking Information and Factors that May Affect Future Results

     Our disclosure and analysis in this report contains forward-looking information about our financial results and estimates, business prospects that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “forecast” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance, new products and product categories, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

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

     We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports filed with the SEC. Our Annual Report on Form 10-K filing for the fiscal year ended August 31, 2007 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading “Risk Factors.” We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the potential impact to our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base interest rate of our variable interest rate debt, including advances under our factoring agreement and borrowings under Backwoods’ revolving line of credit. Interest rates may fluctuate over time based on economic conditions and we could be subject to increased interest payments if interest rates rise. As of May 31, 2008, a one percent change in interest rates would increase or decrease our annual interest expense by approximately $107,000. We do not use derivative instruments to manage our interest rate risk.

     There have been no material changes in market risk exposures from those disclosed in our Annual Report on Form 10-K for the year ended August 31, 2007.

ITEM 4. Controls and Procedures

     (a) Disclosure Controls and Procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

     As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2008, the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that certain control deficiencies as described below existed in our internal control over financial reporting. As a result of these deficiencies our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of May 31, 2008.

     In connection with its audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007, J.H. Cohn advised the Company’s management and the audit committee of the board of directors of the Company that the Company did not have the internal controls necessary to timely prepare and file reliable financial statements. We have continued to implement, but did not complete steps to remedy this deficiency by the period ended May 31, 2008.

     In our Annual Report on Form 10-K we reported that we lacked sufficient experienced senior accounting staff to enable us to timely process, summarize and report financial information. Our lack of sufficient staff has resulted in our late filing of our Annual Report on Form 10-K for the fiscal year ended August 31, 2007 and an extension of time for us to file our Quarterly Reports on Form 10-Q for the quarters ended November 30, 2007 and February 29, 2008.

     We are implementing additional internal controls and procedures designed to assure the timely and accurate preparation of our financial statements, including the centralization and standardization of accounting systems among our operating subsidiaries, integration of the accounting and reporting functions for our recently acquired Backwoods business, and the recruitment and training accounting staff on the accounting issues relevant to our business operations. These controls and procedures were not fully implemented by May 31, 2008.

     While we continue to implement controls and procedures to improve the quality and timeliness of our processing information, we have completed our internal control procedures for the period ended May 31, 2008. Accordingly, our management has concluded that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

     (b) Changes in Internal Controls over Financial Reporting. We made changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter, and subsequent to that period, that have materially affected, or are likely to materially affect, our internal control over financial reporting. During the quarter ended May 31, 2008 we have taken the following actions each of which are expected to have a material impact on our internal controls over financial reporting:

  Implementation of Controls and Procedures. In connection with our obligations under Section 404(b) of the Sarbanes Oxley Act of 2002, we are required to design and implement a system of internal controls over financial reporting and test our controls against a standardized framework in connection with our upcoming annual report for the fiscal year ending August 31, 2008. During the quarter ended May 31, 2008 we continued the design and implementation of additional internal controls, including the implementation of additional procedures for segregating accounting functions, standardizing and automating reporting formats and documenting the audit and control procedures.

  Accounting and Information Systems. In 2006 we acquired the business of Designer Intimates. Since that time, we have operated separate accounting systems for our west coast based business operations and the Designer Intimates business that operates primarily in New York and New Jersey. In connection with the appointment of new Chief Financial Officer and Chief Accounting Officer in the second quarter of the year, we began centralizing accounting and information functions and systems under the direction of our Chief Accounting Officer.

  Integration of Backwoods and Related Reporting. On February 2, 2008 we acquired all of the outstanding common stock of Back Woods Equipment Company. The quarter ended May 31, 2008 was our first full quarter of operations of the Backwoods retail stores. Consequently, we have implemented new accounting policies and have been required to review accounting issues related to those retail operations.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

     From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we are not a party to any such litigation which we believe would have a material adverse effect on us.

ITEM 1A. Risk Factors

     See our discussion of risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended August 31, 2007. In addition to those risk factors, below are additional risks and uncertainties that we have identified at this time, though there may be additional risks not currently known to us or that we currently believe are immaterial.

     General economic conditions, including continued weakening of the economy, may affect consumer purchases of discretionary items, which could adversely affect our sales.

     The industries in which we operate have historically been subject to cyclical variations, recessions in the general economy and future economic outlook. Our results are dependent on a number of factors impacting consumer spending including general economic and business conditions; consumer confidence; wages and employment levels; the housing market; consumer debt levels; availability of consumer credit; credit and interest rates; fuel and energy costs; energy shortages; taxes; general political conditions, both domestic and abroad; and the level of customer traffic within department stores, malls and other shopping and selling environments.

     Consumer purchases of discretionary items, including our products, may decline during recessionary periods and at other times when disposable income is lower. A downturn or an uncertain outlook in the economy may materially adversely affect our business and our revenues and profits.

     Weakness in the financial condition of retailers could harm our wholesale business.

     Our wholesale apparel and home décor business depends on retailers to sell our products. In recent years, the retail industry has experienced economic weakness. The current economic downturn has negatively influenced customer spending, increasing the financial pressure on retailers. As a result, some retailers are delaying or curtailing their purchase orders for goods. Some retailers have filed for voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. A decline in the financial condition of retail customers of our wholesale business may cause our factor to refuse to finance receivables to those customers, result in a delay of payment on our accounts, cause a retailer to reduce their advance orders or the level of business they conduct with us, or change the purchase terms on which they are willing to do business with us.

     Apparel industry practices regarding chargebacks and allowances may increase volatility in our results of operations.

     The retail apparel industry has traditionally employed a system of chargebacks and allowances on its suppliers, seeking credits or discounts on product which they cannot sell or sell at prices that are discounted below their expected selling price. In certain of our agreements with our retail customers we provide assurances of cooperation with the retailer to help them try to achieve gross margin targets, but we do not provide gross margin guarantees or purchase price protection. We have historically worked with our retail customers, including the acceptance of chargebacks and allowances where we believe that the product sale or customer relationship merit such cooperation.

     In connection with the preparation of our financial statements, we establish a reserve against sales, accruing for anticipated retailer chargebacks and allowances. Management establishes this reserve based on the terms of purchase agreements and our historical experience. In difficult economic times, retailers have additional incentive to improve their operating margins by increasing the amount of chargebacks or allowances. The consolidation in the retail industry has also increased retailers’ leverage in negotiations with their suppliers. As a result, we are aware of increasingly aggressive chargeback practices among certain retailers. This trend has resulted in lawsuits that have been filed against certain department store retailers claiming that those retailers fraudulently deducted chargebacks against invoices owing to suppliers.

     Uncertainty related to possible chargebacks and allowances makes it more difficult for our management to accurately estimate reserves and therefore increases the potential for significant changes in revenues and gross margin from one reporting period to the next. Disagreements with any retailer over their chargeback and allowance practices may impact our ongoing business relationship with that retailer.

     Our international operations, including manufacturing, are subject to a variety of legal, regulatory, political and economic risks, including risks relating to the importation and exportation of product.

     We source most of our products outside the U.S. through arrangements with independent manufacturers in China. There are a number of risks associated with importing our products, including but not limited to the following:

  Quotas imposed by bilateral textile agreements with China and non-WTO countries. These agreements limit the amount and type of goods that may be imported annually from these countries;

  Changes in social, political, legal and economic conditions or terrorist acts that could result in the disruption of trade from the countries in which our manufacturers or suppliers are located;

  The imposition of additional regulations relating to imports or exports;

  The imposition of additional duties, taxes and other charges on imports or exports;

  Risks of increased sourcing costs, including costs for materials and labor, including as a result of the elimination of quota on apparel products;

  Our ability to adapt to and compete effectively in the current quota environment, including changes in sourcing patterns resulting from the elimination of quota on apparel products, as well as lowered barriers to entry;

  Significant delays in the delivery of cargo due to security considerations;

  The imposition of antidumping or countervailing duty proceedings resulting in the potential assessment of special antidumping or countervailing duties; and

  The enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements, including the United States’ reevaluation of the trading status of certain countries and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries.

     Any one of these factors could have a material adverse effect on our financial condition, results of operations and current business practices.

     Recent changes in China’s wage and tax laws may increase the costs of goods sourced in China and decrease our profitability.

     China has developed as a world leader in the manufacturing and production of apparel and other products. China has recently eliminated tax rebates for certain goods exported from that country, including apparel. In addition, changes in China’s labor minimum wage and hour laws have increased the cost of labor for goods produced in that country. Following the implementation of these regulatory changes, we have seen increases in quoted prices for goods manufactured in China.

     We continually work with our Chinese manufacturers as well as manufacturers in other countries to minimize our costs of goods sold. Our Chinese manufacturers are also evaluating options to reduce their costs under the new regulatory scheme. If Chinese manufacturers increase their prices as a result of changes in tax and wage laws, our cost of goods may increase, putting pressure on our gross margin and net income.

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

     Changes in the credit market or the financial position of the providers of our credit facilities may impact our ability to borrow money or our interest expense.

     We have historically relied on credit facilities and factoring agreements to provide working capital to support the operations of business. With respect to our wholesale business, we have a credit arrangement with our principal lender under which we factor our receivables and borrow against our inventory. Our retail business also has a line of credit under which allows us to borrow against inventory. Commercial banks and lenders have faced challenges recently related to nonperforming loans, including principally subprime based real estate loans. The impact of losses in the subprime mortgage industry has broadly affected the availability of commercial loans. We have received nonbinding assurances from the lender of our wholesale business that they do not intend to change or terminate our credit facility. We regularly evaluate alternative financing sources; however we have no other agreements or arrangement in place at this time. Further changes in the commercial credit market or in the financial stability of our creditors may impact the ability of our creditors to provide additional financing. In addition, the financial condition of our credit facility providers, which is beyond our control, may adversely change. Any decrease in our access to borrowings under our credit facilities, tightening of lending standards and other changes to our sources of liquidity could adversely impact our ability to obtain the financing we need to continue operating the business in our current manner or impact our cost of capital.

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

  power loss, computer systems failures, Internet and telecommunications or data network failure, operator negligence, improper operation by or supervision of employees, physical and electronic loss of data, security breaches, misappropriation, data theft and similar events;and computer viruses, worms, Trojan horses, intrusions, or other external threats.

     Any failure that causes an interruption in our operations or a decrease in inventory tracking could result in reduced net sales and profitability.

     Intense competition in the outdoor lifestyle goods industry could limit the growth of our retail business and reduce our profitability.

     The retail market for outdoor lifestyle goods is highly fragmented and intensely competitive. Our Backwoods retail stores compete directly or indirectly with the following categories of companies:

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

     If we lose key management or are unable to attract and retain the talent required for our retail business, our operating results could suffer.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

ITEM 3. Defaults Upon Senior Securities

     None.

ITEM 4. Submission of Matters to a Vote of Security Holders

     We held our annual meeting of shareholders on March 26, 2008. The matters submitted for shareholder vote at the meeting were to: (1) elect a board of five directors; (2) vote on the proposed reincorporation from California to Nevada; and (3) vote upon a proposal to increase the number of shares of common stock subject to the Nitches, Inc. 2006 Equity Incentive Plan. See our Definitive Proxy Statement on Schedule 14A filed with the SEC on February 19, 2008, for further description of each matter submitted for shareholder vote at our annual meeting.

     Each of the five nominees for director nominated by our board of directors was elected to office. The following table sets forth the number of votes cast for, against or withheld for each nominee:

Nominee	For	Against	Withheld
Steven P. Wyandt	4,917,801	0	361,571
Paul M. Wyandt	4,905,629	0	373,743
Eugene B. Price II	4,813,418	0	465,954
Michael D. Sholtis	4,906,229	0	373,143
T. Jefferson Straub	4,825,941	0	453,431

     Our shareholders approved both of the other two proposals submitted to a vote at the annual meeting: (i) the proposed reincorporation from California to Nevada and (ii) the proposal to increase the number of shares of common stock subject to the Nitches, Inc. 2006 Equity Incentive Plan. The following table sets forth the number votes cast for, against or abstained with respect to each of those proposals:

Proposal	For	Against	Abstained
Reincorporation	3,163,884	244,046	1,871,442
Equity Incentive Plan Amendment	3,091,373	308,988	1,879,011

ITEM 5. Other Information

     None.

ITEM 6. Exhibits

     See the exhibit index immediately following the signature page to this report.

SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

NITCHES, INC.
(Registrant)

July 15, 2008	By:	/s/ Paul M. Wyandt
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