Form 10-Q
period 2023-02-28
NITCHES INC
filed 2023-06-16
CIK 772263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 28, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 000-13851

NITCHES INC.
(Exact name of registrant as specified in its charter)

Nevada	95-2848021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1333 N. Buffalo Dr., Unit 210

Las Vegas, NV 89128

Phone: (858) 625-2633

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	NICH	OTCMarkets Pink Sheets

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

i

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

NUMBER OF SHARES OUTSTANDING OF THE COMPANY’S COMMON STOCK AS OF FEBRUARY 28, 2023: 56,759,644

ii

TABLE OF CONTENTS

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial statements.

NITCHES, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEET

	Notes	As at February 28, 2023	As at August 31, 2022

ASSETS
Current Assets
Cash and cash equivalents	2	$949	$71,392
Inventory		135,550	130,550
Total Current Assets		136,499	201,942

Fixed assets
Property, plant & equipment	4	8,649	8,649
Accumulated depreciation	4	(2,161)	(720)
Software	5	11,900	8,400
Accumulated amortization	5	(2,030)	(840)

TOTAL ASSETS		$152,857	$217,431

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses		$4,320	$22,000
Loans & notes payable, short-term or current, net of unamortized debt discount of $44,866	6	31,423	-
Related party loans & notes payable, short-term or current	10	45,915	12,000
Derivative liability	8	194,932	-

TOTAL LIABILITIES		276,590	34,000

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock Series A: par value $0.001, 1 authorized and 1 issued and outstanding at February 28, 2023 and August 31, 2022	7	-	-
Common stock: par value $0.001, 300,000,000 Authorized and 56,759,644 issued and outstanding at February 28, 2023 and August 31, 2022	7	56,759	56,759
Additional Paid-In-Capital		30,224,641	30,224,641
Accumulated Deficit		(30,405,133)	(30,097,969)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)		(123,733)	183,431

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)		$152,857	$217,431

The accompanying notes are an integral part of these unaudited condensed financial statements.

NITCHES, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF OPERATIONS

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022

Revenues	$1,256	$-	$3,006	$-

Cost of goods sold	8,725	(4,000)	10,603	(4,000)

Gross profit	(7,469)	4,000	(7,597)	4,000

Operating expenses
Selling, general & administrative expenses	45,704	45,202	139,656	605,160
Depreciation & amortization	1,315	-	2,631	-

Total operating expenses	47,019	45,202	142,287	605,160

Loss from operations	(54,488)	(41,202)	(149,884)	(601,160)

Other income (expenses)
Financing costs	(150)	(435)	(810)	(630)
Loan interest accrued	(3,834)	(2,637)	(9,404)	(5,297)
Non-cash interest, convertible loan	(73,611)	2,660	(79,181)	-
Amortization of debt discount	(110,226)	-	(29,134)	-
Gain (loss) on revaluation of derivative liability	(38,751)	-	(38,751)	-

Loss before income taxes	$(281,060)	$(41,614)	$(307,164)	$(607,087)

Provision for income taxes	-	-	-	-

Net loss	$(281,060)	$(41,614)	$(307,164)	$(607,087)

Net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding	56,759,644	223,659,644	56,759,644	223,659,644

The accompanying notes are an integral part of these unaudited condensed financial statements.

NITCHES, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	Shares	Value	Shares	Value	Additional Paid-In- Capital	Accumulated Surplus (Deficit)	Total

Balance, September 1, 2021	-	$-	105,659,644	$105,659	$28,954,341	$(29,247,001)	$(187,001)

Preferred stock issued in exchange for common stock	1	-	-	-	-	-	-

Common stock issued on conversion of preferred stock	-	-	100,000,000	100,000	-	-	100,000

Common stock issued for services	-		14,000,000	14,000	406,000	-	420,000

Common stock issued for investment	-		(162,900,000)	(162,900)	864,300	-	701,400

Net loss, year ending August 31, 2022	-	-	-	-	-	(850,968)	(850,968)

Balance, September 1, 2022	1	-	56,759,644	56,759	30,224,641	(30,097,969)	183,431

Net loss, six months ended February 28, 2023	-	-	-	-	-	(307,164)	(307,164)

Balance, February 28, 2023	1	$-	56,759,644	$56,759	$30,224,641	$(30,405,133)	$(123,733)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NITCHES, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS

	Six Months Ended February 28,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(307,164)	$(607,087)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock issued for services	-	520,000
Depreciation and amortization	2,631	-
Amortization of debt discount	29,134	-
(Gain) loss on revaluation of derivative liability	38,751	-
Non-cash interest, convertible loan	88,585	-
Financing costs	810	630
Changes in operating assets and liabilities:
Inventory	(5,000)	(43,049)
Accounts payable and other current liabilities	(17,680)	(34,800)
NET CASH (USED IN) OPERATING ACTIVITIES	(169,933)	(164,306)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale (purchase) of tangible assets	-	-
Sale (purchase) of intangible assets	(3,500)	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(3,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of equity	-	180,000
Proceeds from (repayment of) debt instruments	79,289	8,297
Related party loans	33,915	-
Financing costs	(10,214)	(630)
NET CASH PROVIDED BY FINANCING ACTIVITIES	102,990	187,667

NET INCREASE (DECREASE) IN CASH	(70,443)	23,361

Cash, beginning of period	71,392	1,354
Cash, end of period	$949	$24,715

The accompanying notes are an integral part of these unaudited condensed financial statements.

NITCHES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended February 28, 2023 and 2022

NOTE 1 - NATURE AND BACKGROUND OF BUSINESS

The accompanying consolidated financial statements include Nitches, Inc. (‘NICH’ or the ‘Company’), a Nevada corporation, its wholly-owned subsidiaries and any majority controlled interests.

Nitches Inc is a diversified company that specializes in creating merchandise, manufacturing high end luxury brands, goods and collectibles for influencers and celebrities. Nitches is focused on sports clothing, athleisure brands, sustainable products, NFTs and technology. We are also taking tremendous steps to protect Nitches and our clients intellectual property by innovating technology to help prevent counterfeiting. In addition to the merchandise and manufacturing, Nitches is partnering with brands that are innovating outside of the box. Our business model is anchored in a long-term vision that builds on the heritage of our brands and stimulates creativity and excellence. Nitches empowers brands, celebrities and influencers with customized merchandise to increase their bottom line from their notoriety and social fame in this social age.

The Company was founded originally as a California corporation as a wholesale importer and distributor of clothing, home décor and tabletop products manufactured to our specifications and distributed in the United States under our brand labels and retailer-owned private labels. The Company moved jurisdiction to Nevada in 2008.

On November 5, 2020, International Ventures Society, LLC, a Nevada limited liability company, was appointed custodian of the Company pursuant to an Order of District Court of Clark County, Nevada. On November 6, the Company adopted amended Articles of Incorporation, which created the 2020 Series A Preferred Stock, with one share authorized. This one share effectively controls the Company by representing no less than 60% of all combined votes of Common and Preferred Stock at any time, and was issued to International Ventures Society LLC on the same day.

On December 16, 2020, International Ventures Society, LLC sold the one outstanding share of 2020 Series A Preferred Stock to Accelerate Global Market Solutions, Inc., a change of control transactions that resulted in John Morgan becoming CEO. This share of 2020 Series A Preferred Stock was converted into 100,000,000 shares of Common Stock on November 4, 2021.

Since February 2022, the Company has announced the completion and launch of its Nitches OVS mobile app, which can be used to prove ownership of the Company’s luxury products, apparel and streetwear clothing items, as well as clothing collections in collaboration with legendary football coach Steve Calhoun; superstar vocal coach Nick Cooper; vegan influencer John Lewis; and world-famous artist Voodo Fe with a collection to honor the legendary Miles Davis. In addition, the Company has announced an NFT campaign to focus on inclusivity and the development of its own exclusive clothing line to promote mental well- being.

On April 5, 2022, the Company executed amended loan notes which, in each case, changed the conversion terms from $0.00001 per share to a 50% discount to the lowest market price experienced in the 20 trading days prior to conversion.

On July 21, 2022, the Company announced it had repaid all outstanding loan notes and convertible loan notes, leaving the Company completely debt-free. To the end of August 2022, the Company continued to work on development and promotion of its clothing ranges.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared for Nitches, Inc. in accordance with accounting principles generally accepted in the United States of America (US GAAP), with all numbers shown in US Dollars.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the financial statements have been included. The financial statements include acquired subsidiaries, as discussed below, and include all consolidation entries required to include those subsidiaries.

NITCHES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended February 28, 2023 and 2022

Revenue Recognition

The Company recognizes revenue under the Financial Accounting Standards Board’s Topic 606, Revenue from Contracts with Customers (‘Topic 606’). Topic 606 has established a five-step process to determine the amount of revenue to record from contracts with customers. The five steps are:

•Determine if we have a contract with a customer;

•Determine the performance obligations in that contract;

•Determine the transaction price;

•Allocate the transaction price to the performance obligations; and

•Determine when to recognize revenue.

Our revenues are generally earned under formal contracts with our customers and are derived from sales of branded clothing products to customers. Our contracts do not include the possibility for additional contingent consideration so that our determination of the contract price does not involve having to consider potential additional variable consideration.

For arrangements with multiple performance obligations (eg. multiple deliveries), we recognize product revenue by allocating the transaction revenue to each performance obligation based on the relative fair value of each deliverable and recognize revenue when performance obligations are met including when product is delivered. Our contracts sometimes require customer payments in advance of revenue recognition. These are recognized as revenue when the Company has fulfilled its obligations under the respective contracts. Until such time, we recognize this prepayment as deferred revenue.

Contracts in progress are included in revenue recognition as unbilled revenues until delivery is made and billing occurs.

On a quarterly basis, we examine all of our fixed-price contracts to determine if there are any losses to be recognized during the period. Any such loss is recorded in the quarter in which the loss first becomes apparent based upon costs incurred to date and the estimated costs to complete as determined by experience from similar contracts. Variations from estimated contract performance could result in adjustments to operating results.

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

Cash and Cash Equivalents

For the Balance Sheet and Statement of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company had no cash equivalents as at February 28, 2023 or August 31, 2022.

Accounts Receivable

Accounts receivable are shown net of any allowance for doubtful accounts, determined as such when management has made a decision that an account is not collectible. As at February 28, 2023, the allowance for doubtful or non-collectible accounts receivable was nil.

Inventory

Inventory is stated at the lower of cost (First in, First Out method) or net realizable value. As at February 28, 2023, inventory was held according to the following breakdown:

February 28, 2023
Work in progress	$10,000
Finished goods	125,550
Total	$135,550

NITCHES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended February 28, 2023 and 2022

Depreciation and Amortization

Depreciation is applied to all tangible fixed assets in accordance with the useful life of the type of asset, using the straight line method, for the following types of assets:

•Land and buildings - 40 years

•Plant and equipment - 3 years

•Motor vehicles - 3 years

•Leasehold improvements - based on the length of the lease

Amortization is applied to non-tangible assets in accordance with the useful life of the type of asset, using the straight line method, for the following types of assets:

•Software - 5 years

Goodwill is not amortized but is tested for impairment at the end of each financial year to assess the carrying value. If the carrying value is higher than the asset balance, then no impairment is charged to amortization. If the carrying value is lower than the asset balance then an impairment charge is made to amortization for the difference between the values.

Income Taxes

Income taxes are provided in accordance with the FASB Accounting Standards (ASC 740), Accounting for Income Tax. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Any deferred tax expense (benefit) resulting from the net change during the year is shown as deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it was more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Basic and Diluted Net Income (Loss) Per Share

Net income (loss) per unit is calculated in accordance with Codification topic 260, “Earnings per Share” for the periods presented. Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted loss per share has not been presented because the shares of common stock equivalents have not been included in the per share calculations as such inclusion would be anti-dilutive. Diluted earnings per share is based on the assumption that all dilutive stock options, warrants and convertible debt are converted or exercised applying the treasury stock method. Under this method, options, warrants and convertible debt are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase shares of common stock at the average market price during the period. Options, warrants and/or convertible debt will have a dilutive effect during periods of net profit only when the average market price of the units during the period exceeds the exercise or conversion price of the items.

Stock Based Compensation

Codification topic 718 “Stock Compensation” requires that the cost resulting from all share-based transactions be recorded in the financial statements and establishes fair value as the measurement objective for share-based payment transactions with employees and acquired goods or services from non-employees. The codification also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted the codification upon creation of the Company and will expense share-based costs in the period incurred. The Company has not yet adopted a stock option plan and all share-based transactions and share based compensation has been expensed in accordance with the codification guidance.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities”. Professional standards generally provide three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instruments are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under

NITCHES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended February 28, 2023 and 2022

otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument”.

The Company accounts for convertible instruments when it has determined that the embedded conversion options should not be bifurcated from their host instruments in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying shares of common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares of common stock based upon the differences between the fair value of the underlying shares at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815-40 provides that, among other things, generally, if an event not within the entity’s control could require net cash settlement, then the contract shall be classified as an asset or a liability.

Fair Value of Financial Instruments

We adopted the guidance of ASC-820 for fair value instruments, which clarifies the definition of fair value, prescribes methods for determining fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value, as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 - Inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts for cash, accounts receivable, accounts payable and accrued expenses, and loans payable approximate their fair value based on the short- term maturity of these instruments. We did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with the accounting guidance as at February 28, 2023 but we did identify such assets or liabilities as at August 31, 2022, as detailed in Note 11, Derivative Liabilities.

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. We did not elect to apply the fair value option to any outstanding instruments.

Derivative Liabilities

Derivative financial instruments consist of convertible instruments and rights to shares of the Company’s common stock. The Company assessed that it had no derivative liabilities as at February 28, 2023 and derivative liabilities as at August 31, 2022, as detailed in Note 11, Derivative Liabilities.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that

NITCHES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended February 28, 2023 and 2022

embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirement of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.

The Company has a limited operating history and had a cumulative net loss from inception to February 28, 2023 of $30,405,133. The Company has a working capital deficit of $140,091 as at February 28, 2023.

These financial statements for the six months ended February 28, 2023 have been prepared assuming the Company will continue as a going concern, which is dependent upon the Company’s ability to generate future profits and/or obtain necessary financing to meet its obligations as they come due.

The management has committed to an aggressive growth plan for the Company. The Company’s future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses. Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation, or if obtained, upon terms favorable to the Company.

NOTE 4 – FIXED ASSETS

The Company holds fixed assets with values at February 28, 2023 and August 31, 2022 as follows:

Asset	Useful Life (years)	February 28, 2023	August 31, 2022
Property and equipment	3	$8,649	$8,649
Accumulated depreciation		(2,161)	(720)
Total		$6,488	$7,929

During the six months ended February 28, 2023, a total of $1,441 was charged to the Statement of Operations for depreciation.

NOTE 5 – INTANGIBLE ASSETS

The Company owned the following intangible assets as at February 28, 2023 and August 31, 2022:

Asset	February 28, 2023	August 31, 2022
Nitches software app development	$11,900	$8,400
Accumulated depreciation	(2,030)	(840)
Total	$9,870	$7,560

NITCHES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended February 28, 2023 and 2022

During the six months ended February 28, 2023, a total of $1,190 was charged to the Statement of Operations for amortization.

NOTE 6 - LOANS AND NOTES PAYABLE

The Company had loans and notes payable as at February 28, 2023 and August 31, 2022 totaling $79,289 and nil respectively, as follows:

Description	Principal Amount	Date of Loan Note	Maturity Date	February 28, 2023	August 31, 2022
Convertible loan note from World Market Ventures for 12 months, interest rate of 9%, convertible at 50% disc. to lowest price in past 30 days	27,500	10/19/2022	7/19/2023	28,395	-

Convertible loan note from CC Strategic Enterprises LLC for 12 months, interest rate of 9%, convertible at 50% disc. to lowest price in past 30 days	27,500	10/19/2022	7/19/2023	28,395	-

Convertible loan note from World Market Ventures for 12 months at interest rate of 12%, convertible at 50% disc. to lowest price in past 30 days	22,000	12/21/2022	9/21/2023	22,499	-

Total				$79,289	$-

Long-term total				$-	$-

Short-term total				$79,289	$-

Loans and Notes Amortization	Amount Due
Due within 12 months	$79,289
Due within 24 months	-
Due within 36 months	-
Due within 48 months	-
Due after 48 months	-

Total	$79,289

NOTE 7 - CAPITAL STOCK

The Company is a Nevada corporation with shares of preferred and common stock authorized and issued. As at February 28, 2023 and August 31, 2022, the Company was authorized to issue Preferred Stock and Common Stock as detailed below.

Preferred Stock

At February 28, 2023 the Company had authorized Preferred Stock in one designation totaling 1 share:

Preferred Stock Series A

The Company is authorized to issue 1 share of Series A, with a par value of $0.001 per share. As at September 1, 2020, the Company had no shares of Series A preferred stock issued and outstanding.

On November 6, 2020, the Company adopted amended Articles of Incorporation, which created the 2020 Series A Preferred Stock, with one share authorized with a par value of $0.001. This one share effectively controls the Company by representing no less than 60% of all combined votes of Common and Preferred Stock at any time. This one share is also convertible into 100,000,000 shares of common stock at any time.

On November 6, 2020, in accordance with a Court Order, the Company issued the one authorized share of 2020 Series A Preferred Stock to its legally appointed Custodian, International Ventures Society, LLC.

NITCHES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended February 28, 2023 and 2022

On December 16, 2020, International Venture Society, LLC sold the one share of issued and outstanding 2020 Series A Preferred Stock to Accelerate Global Market Solutions for a total of $55,000, resulting in a change of control.

On November 4, 2021, the holder of the one share of issued and outstanding 2020 Series A Preferred Stock converted this share into 100,000,000 shares of Common Stock.

In March 2022, the Company agreed that it would issue 1 share of Series A Preferred Stock to John Morgan in exchange for the cancellation of 175,000,000 shares of Common Stock. Those shares were cancelled on March 31, 2022. In fulfillment of this agreement, one share of Series A Preferred Stock was issued to John Morgan on January 23, 2023.

At February 28, 2023 the Company had 1 share of Preferred Stock Series A issued and outstanding.

As at February 28, 2023, the Company had 1 share of Preferred Stock issued and outstanding.

Common Stock

As at February 28, 2023, the Company is authorized to issue up to 300,000,000 shares of Common Stock with par value $0.001.

As at September 1, 2021, the Company had 105,659,644 shares of Common Stock issued and outstanding.

On August 3, 2021, the Company issued 100,000,000 shares of Common Stock to an officer for services of $14,000,000, or $0.14 per share.

On October 12, 2021, the Company issued 1,000,000 shares of Common Stock to an investor for investment of $30,000, or $0.03 per share.

On October 12, 2021, the Company issued 9,000,000 shares of Common Stock to an officer for services of $270,000, or $0.03 per share.

On November 4, 2021, the Company issued 1,000,000 shares of Common Stock to an investor for investment of $30,000, or $0.03 per share.

On November 4, 2021, the Company issued 100,000,000 shares of Common Stock to an investor for preferred stock conversion of $100,000, or $0.001 per share.

On November 4, 2021, the Company issued 5,000,000 shares of Common Stock to an officer for services of $150,000, or $0.03 per share.

On December 14, 2021, the Company issued 2,000,000 shares of Common Stock to an investor for investment of $60,000, or $0.03 per share.

On January 7, 2022, the Company issued 2,000,000 shares of Common Stock to an investor for investment of $60,000, or $0.03 per share.

On March 9, 2022, the Company issued 2,000,000 shares of Common Stock to an investor for investment of $60,000, or $0.03 per share.

On March 18, 2022, the Company issued 1,000,000 shares of Common Stock to an investor for investment of $30,000, or $0.03 per share.

On March 31, 2022, the Company bought back and canceled 189,000,000 shares of Common Stock from various shareholders.

On April 11, 2022, the Company issued 2,500,000 shares of Common Stock to an investor for investment of $75,000, or $0.03 per share.

NITCHES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended February 28, 2023 and 2022

On April 11, 2022, the Company issued 1,000,000 shares of Common Stock to an investor for investment of $30,000, or $0.03 per share.

On May 9, 2022, the Company issued 2,100,000 shares of Common Stock to an investor for investment of $50,400, or $0.024 per share.

On June 7, 2022, the Company issued 4,500,000 shares of Common Stock to an investor for investment of $108,000, or $0.024 per share.

On July 15, 2022, the Company issued 1,000,000 shares of Common Stock to an investor for investment of $24,000, or $0.024 per share.

On July 19, 2022, the Company issued 3,000,000 shares of Common Stock to an investor for investment of $72,000, or $0.024 per share.

On July 25, 2022, the Company issued 3,000,000 shares of Common Stock to an investor for investment of $72,000, or $0.024 per share.

As at February 28, 2023, there were 56,759,644 shares of Common Stock issued and outstanding.

NOTE 8 - DERIVATIVE LIABILITIES

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”), under which convertible instruments, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the note exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date.

The Company identified embedded derivatives as a Beneficial Conversion Feature of the 2020 Series A Preferred Stock, issued on November 6, 2020. This was evaluated as $5,000,000, based on the conversion terms of one share of preferred stock for 100,000,000 shares of Common Stock and the price of the Common Stock on the date of issue of $0.05 per share. This was posted to Additional Paid-in Capital and as a loss to the Statement of Operations for the year ended August 31, 2021.

On October 19, 2022, the Company entered into two identical convertible loan notes with a face value of $27,500 each, including an original issuer discount (‘OID’) of $2,500 in each. The Company identified embedded derivatives related to these Convertible Loan Notes totaling $56,094 for each loan note. These embedded derivatives included certain conversion features, whereby they are convertible at an initial price of $0.0025 per share of common stock, or 50% of the lowest price in the past 30 days. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Notes and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Notes, the Company determined a fair value for the embedded derivative using the Black Scholes Model based on the following assumptions:

Dividend yield	0.00%
Volatility	248.05%
Risk-free rate	4.35%

The initial fair value of the embedded debt derivative was $112,188. The proceeds of the note of $55,000, including the Original Issuer Discount of $5,000, was allocated as a debt discount. The amount in excess of the proceeds of the loan note of $57,188 was charged as interest to the Statement of Operations for the period.

On December 21, 2022, the Company entered into a convertible loan notes with a face value of $22,000, including an original issuer discount (‘OID’) of $2,000. The Company identified embedded derivatives related to this Convertible Loan Note totaling $43,993. The embedded derivatives included certain conversion features, whereby they are

NITCHES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended February 28, 2023 and 2022

convertible at an initial price of $0.00495 per share of common stock, or 50% of the lowest price in the past 30 days. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Notes and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Notes, the Company determined a fair value for the embedded derivative using the Black Scholes Model based on the following assumptions:

Dividend yield	0.00%
Volatility	243.35%
Risk-free rate	3.78%

The initial fair value of the embedded debt derivative was $43,993. The proceeds of the note of $22,000, including the Original Issuer Discount of $2,000, were allocated as a debt discount. The amount in excess of the proceeds of the loan note of $21,993 was charged as interest to the Statement of Operations for the period.

The fair value of the embedded debt derivative was reviewed at February 28, 2023, using the following inputs:

Dividend yield	0.00%
Volatility	218.27%
Risk-free rate	4.17%

The fair value of the embedded debt derivative was $194,932, an increase in the valuation of the embedded debt derivative of $38,751 for the period. This increase was charged as a loss on revaluation of the derivative liability to the statement of operations.

The following table provides a summary of changes in fair value of the Company’s Level 3 derivative liabilities as at February 28, 2023:

	February 28, 2023	August 31, 2022
Balance, beginning of period	$-	$-
Additions	156,181	-
Market-to-market at modification date	38,751	-
Reclassified to additional paid-in capital upon modification of term	-	-
Balance, February 28, 2023	$194,932	$-
Net loss due to change in fair value for the period included in Statement of Operations	$(38,751)	$-

This mark-to-market increase of $38,751 for the period ended February 28, 2023, was charged to the statement of operations as a loss on change in value of derivative liabilities.

NOTE 9 - INCOME TAXES

The Company uses the assets and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”. Under the assets and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken from year ended December 31, 2015 tax return onwards. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The Company adopted this interpretation effective on inception.

NITCHES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended February 28, 2023 and 2022

For the year ended August 31, 2022, the Company had available for US federal income tax purposes net operating loss carryovers of $30,085,969, all of which will expire by 2042.

The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized:

	February 28, 2023	August 31, 2022
Statutory federal income tax rate	21.00%	21.00%
Statutory state income tax rate	0.00%	0.00%
Valuation allowance	(21.00%)	(21.00%)
Effective tax rate	0.00%	0.00%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets result principally from the following:

Deferred Tax Assets (Gross Values)	February 28, 2023	August 31, 2022
Net operating loss carryforward	$(25,359,218)	$(25,085,969)
Less: Valuation allowance	25,359,218	25,085,969
Net deferred asset	$-	$-

NOTE 10 - RELATED PARTY TRANSACTIONS

There were related party transactions during the six months ending February 28, 2023, and year ending August 31, 2022. The Company’s CEO accrued pay and expenses of $12,000 as at August 31, 2022. In addition, the CEO paid certain invoices on behalf of the Company and accrued more pay, totaling $33,915, for a total of $45,915 due to the CEO at February 28, 2023.

NOTE 11 - SUBSEQUENT EVENTS

There were no events to report subsequent to February 28, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of our operations together with our consolidated financial statements and the notes thereto appearing elsewhere in this quartlery report. This discussion contains forward-looking statements reflecting our current expectations, whose actual outcomes involve risks and uncertainties. Actual results and the timing of events may differ materially from those stated in or implied by these forward-looking statements due to a number of factors. Please see the notes to our Financial Statements for information about our Significant Accounting Policies and Recent Accounting Pronouncements.

Overview

The Company was founded originally as a California corporation as a wholesale importer and distributor of clothing, home décor and tabletop products manufactured to our specifications and distributed in the United States under our brand labels and retailer-owned private labels. The Company moved jurisdiction to Nevada in 2008.

On November 5, 2020, International Ventures Society, LLC, a Nevada limited liability company, was appointed custodian of the Company pursuant to an Order of District Court of Clark County, Nevada. On November 6, the Company adopted amended Articles of Incorporation, which created the 2020 Series A Preferred Stock, with one share authorized. This one share effectively controls the Company by representing no less than 60% of all combined votes of Common and Preferred Stock at any time, and was issued to International Ventures Society LLC on the same day.

On December 16, 2020, International Ventures Society, LLC sold the one outstanding share of 2020 Series A Preferred Stock to Accelerate Global Market Solutions, a change of control transactions that resulted in John Morgan becoming CEO.

Although the Company does not continue any of its previous operations, the Company again is in the business of wholesale manufactured goods; our business plan is to partner with global manufacturers of high margin household, lifestyle, and travel & leisure goods, white label their products under our “Nitches” and market them using a stable of social media influencers.

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the Company ended February 28, 2023. The balance sheet as of February 28, 2023 has been derived from the unaudited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the Company’s financial statements and notes thereto. The notes to the unaudited condensed consolidated financial statements are presented on a continuing basis unless otherwise noted.

Summary of Results

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized when all of the following elements are satisfied: (i) there are no uncertainties regarding customer acceptance; (ii) there is persuasive evidence that an agreement exists; (iii) delivery has occurred; (iv) legal title to the products has transferred to the customer; (v) the sales price is fixed or determinable; and (vi) collectability is reasonably assured. At this time the company is in a reorganization phase and has minimal to no revenue.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses, derivative liabilities, and loans payable. The carrying values of the financial instruments approximate their fair value due to the short-term nature of these instruments. The fair values of the loans payable have interest rates that approximate market rates.

Derivative Instruments

The Company does not enter into derivative contracts for purposes of risk management or speculation. However, from time to time, the Company enters into contracts, namely convertible notes payable, that are not considered derivative financial instruments in their entirety, but that include embedded derivative features.

In accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 815-15, Embedded Derivatives, and guidance provided by the SEC Staff, the Company accounts for these embedded features as a derivative liability or equity at fair value.

The recognition of the fair value of the derivative instrument at the date of issuance is applied first to the debt proceeds. The excess fair value, if any, over the proceeds from a debt instrument, is recognized immediately in the statement of operations as interest expense. The value of derivatives associated with a debt instrument is recognized at inception as a discount to the debt instrument and amortized to interest expense over the life of the debt instrument. A determination is made upon settlement, exchange, or modification of the debt instruments to determine if a gain or loss on the extinguishment has been incurred based on the terms of the settlement, exchange, or modification and on the value allocated to the debt instrument at such date.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost and consist of bank deposits. The carrying amount of cash and cash equivalents approximates fair value.

Accounts Receivable and Allowance for Doubtful Accounts

The Company will bill its customers after its products are shipped. The Company bases its allowance for doubtful accounts on estimates of the creditworthiness of customers, analysis of delinquent accounts, payment histories of its customers and judgment with respect to the current economic conditions. The Company generally does not require collateral. The Company believes the allowances are sufficient to cover uncollectible accounts. The Company reviews its accounts receivable aging on a regular basis for past due accounts, and writes off any uncollectible amounts against the allowance.

Inventory

On February 28, 2023, the Company held $135,550 in inventory.

Inventory is stated at the lower of cost or market. Cost is principally determined by using the average cost method that approximates the First-In, First-Out (FIFO) method of accounting for inventory. Inventory consists of raw materials as well as finished goods held for sale. The Company’s management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required.

Property and Equipment

None at present.

Property and equipment is recorded at cost less accumulated depreciation. Replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Impairment of Long-Lived Assets

None at present.

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate the book value of the assets may not be recoverable. In accordance with Accounting Standards Codification (“ASC”) 360-10-35-15 Impairment or Disposal of Long-Lived Assets, recoverability is measured by comparing the book value of the asset to the future net undiscounted cash flows expected to be generated by the asset.

No events or changes in circumstances have been identified which would impact the recoverability of the Company’s long- lived assets reported at February 28, 2023.

Current Plan of Operations

Our plan of operations is to shift into a diversified holding company of various Lifestyle brands with growth oriented development can trajectory that can take advantage of our dedicated specialized media marketing operations to grow their sales and distribution. We expect to incur substantial expenditures in the foreseeable future for the development and sales and marketing of our Lifestyle brands and ongoing internal research and development. At this time, we cannot reliably estimate the nature, timing or aggregate amount of such costs. We intend to continue to build our corporate and operational infrastructure and to build interest in our product and service offerings and as such are unable to project those costs at this time.

As noted above, the pivot to this plan of operations requires us to raise significant additional capital immediately. If we are successful in raising capital through the sale of shares offered for sale in this Offering Circular we believe that the Company will have sufficient cash resources to fund its plan of operations for the next twelve months.

We continually evaluate our plan of operations discussed above to determine the manner in which we can most effectively utilize our limited cash resources. The timing of completion of any aspect of our plan of operations is highly dependent upon the availability of cash to implement that aspect of the plan and other factors beyond our control. There is no assurance that we will successfully obtain the required capital or revenues, or, if obtained, that the amounts will be sufficient to fund our ongoing operations. The inability to secure additional capital would have a material adverse effect on us, including the possibility that we would have to sell or forego a portion or all of our assets or cease operations. If we discontinue our operations, we will not have sufficient funds to pay any amounts to our stockholders.

Even if we raise additional capital in the near future, if our operating business segments fail to achieve anticipated financial results, our ability to raise additional capital in the future to fund our operating business segments would likely be seriously impaired. If in the future we are not able to demonstrate favorable financial results or projections from our operating business segments, we will not be able to raise the capital we need to continue our then current business operations and business activities, and we will likely not have sufficient liquidity or cash resources to continue operating.

Because our working capital requirements depend upon numerous factors there can be no assurance that our current cash resources will be sufficient to fund our operations. At present, we have no committed external sources of capital, and do not expect any significant product revenues for the foreseeable future. Thus, we will require immediate additional financing to fund future operations. There can be no assurance, however, that we will be able to obtain funds on acceptable terms, if at all.

Company Growth Strategy

Our long-term strategy is focused on four priorities: expanding and diversifying our revenues from sales of our own brands of Lifestyles; improving our sales and marketing effectiveness of our media operations through analysis of our marketing data grow sales of our branded Lifestyles faster; disciplined acquisition of upstart Lifestyle brands; developing a stream of revenue from providing our sales and marketing services to third party brands.

Credit Facilities

As of February 28, 2023, the Company had loans or notes payable and other accrued expenses of $81,658. Other than the foregoing, and to vendors and service providers in the ordinary course of our business, we do not have any other credit facilities or other access to bank credit.

Off-Balance Sheet Arrangements

The Company does not have any derivative financial instrument or other off-balance sheet arrangements.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management, in consultation with its legal counsel as appropriate, assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company, in consultation with legal counsel, evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates a potentially material loss contingency is not probable, but is reasonably possible, or is probable, but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Litigation

From time to time, we may become the subject of litigation that is incurred in the ordinary course of its business. However, to date, we have not been made aware of any actual, pending or threatened litigation against the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

In the ordinary course of our business, we are not exposed to market risk of the sort that may arise from changes in interest rates or foreign currency exchange rates, or that may otherwise arise from transactions in derivatives.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2023, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer of the Company concluded that the Company’s disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q were not effective for the following reasons:

a)The Company has limited segregation of duties amongst its employees with respect to the Company’s control activities. This deficiency is the result of the Company’s limited number of employees. This deficiency may affect management’s ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

b)The Company’s has a limited number of external board members. This deficiency may give the impression to the investors that the board is not independent from management. Management and the Board of Directors are required to apply their judgment in evaluating the cost-benefit relationship of possible changes in the composition of the Board of Directors.

Changes in Internal Control over Financial Reporting.

Management of the Company has also evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q and determined that there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions in the ordinary course of business.  We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors disclosed in our Form 10-12G/A filed on February 28, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are included as part of this report by reference:

Exhibit
Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized on June 16, 2023.

NITCHES, INC.

By:	/s/ John Morgan
Name:	John Morgan
Title:	Principal Executive Officer and Principal Financial Officer