Form 10-Q
period 2023-05-31
NITCHES INC
filed 2023-07-13
CIK 772263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2023

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

NUMBER OF SHARES OUTSTANDING OF THE COMPANY’S COMMON STOCK AS OF MAY 31, 2023: 326,759,644.

ii

TABLE OF CONTENTS

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial statements.

NITCHES, INC.

Condensed Consolidated Financial Statements

Balance Sheet

	Notes	As at May 31, 2023	As at August 31, 2022

ASSETS
Current Assets
Cash and cash equivalents	2	$12,593	$71,392
Deposits & prepayments		34,000
Inventory		135,550	130,550
Total Current Assets		182,143	201,942

Fixed assets
Property, plant & equipment	5	8,649	8,649
Accumulated depreciation	5	(2,880)	(720)
Software	6	11,900	8,400
Other intangible assets	6	15,000
Accumulated amortization	6	(2,625)	(840)

TOTAL ASSETS		$212,187	$217,431

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses		$4,320	$22,000
Loans & notes payable, short-term or current, net of unamortized debt discount of $44,866	7	88,193	-
Related party loans & notes payable, short-term or current	11	1,036	12,000
Derivative liability	9	88,998	-

TOTAL LIABILITIES		182,547	34,000

STOCKHOLDERS’ EQUITY
Preferred stock Series A: par value $0.001, 1 authorized and 1 issued and outstanding at May 31, 2023 and August 31, 2022	8	-	-
Common stock: par value $0.001, 750,000,000 and 300,000,000 authorized and 326,759,644 and 56,759,644 issued and outstanding at May 31, 2023 and August 31, 2022, respectively	8	326,759	56,759
Additional Paid-In-Capital		30,224,641	30,224,641
Accumulated Deficit		(30,521,760)	(30,097,969)

TOTAL STOCKHOLDERS’ EQUITY		29,640	183,431

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$212,187	$217,431

The accompanying notes are an integral part of these unaudited condensed financial statements.

NITCHES, INC.

Condensed Consolidated Financial Statements

Statement Of Operations

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022

Revenues	$834	$590	$3,841	$590

Cost of goods sold	5,351	353	14,178	(3,647)

Gross profit	(4,517)	237	(10,337)	4,237

Operating expenses
Selling, general & administrative expenses	209,489	82,509	350,924	687,669
Depreciation & amortization	1,314	360	3,945	360

Total operating expenses	210,803	82,869	354,869	688,029

Loss from operations	(215,320)	(82,632)	(365,206)	(683,792)

Other income (expenses)
Financing costs	(455)	(540)	(1,265)	(1,170)
Loan interest accrued	(3,442)	(2,696)	(12,846)	(7,993)
Non-cash interest, convertible loan	(426,431)	5,297	(435,835)	-
Amortization of debt discount	(82,303)	-	(82,476)	-
Gain (loss) on revaluation of derivative liability	473,837	-	473,837	-

Loss before income taxes	$(254,114)	$(80,571)	$(423,791)	$(692,955)

Provision for income taxes	-	-	-	-

Net loss	$(254,114)	$(80,571)	$(423,791)	$(692,955)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	191,759,644	135,459,644	124,259,644	179,559,644

The accompanying notes are an integral part of these unaudited condensed financial statements.

NITCHES, INC.

Condensed Consolidated Financial Statements

Statement of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock
	Shares	Value	Shares	Value	Additional Paid-In- Capital	Accumulated Surplus (Deficit)	Total

Balance, September 1, 2021	-	$-	105,659,644	$105,659	$28,954,341	$(29,247,001)	$(187,001)

Preferred stock issued in exchange for common stock	1	-	-	-	-	-	-

Common stock issued on conversion of preferred stock	-	-	100,000,000	100,000	-	-	100,000

Common stock issued for services	-		14,000,000	14,000	406,000	-	420,000

Common stock issued for investment	-		(162,900,000)	(162,900)	864,300	-	701,400

Net loss, year ending August 31, 2022	-	-	-	-	-	(850,968)	(850,968)

Balance, September 1, 2022	1	-	56,759,644	56,759	30,224,641	(30,097,969)	183,431

Common stock issued for services	-		200,000,000	200,000	-	-	200,000

Common stock issued for investment	-		70,000,000	70,000	-	-	70,000

Net loss, nine months ended May 31, 2023	-	-	-	-	-	(423,791)	(423,791)

Balance, May 31, 2023	1	$-	326,759,644	$326,759	$30,224,641	$(30,521,760)	$29,640

The accompanying notes are an integral part of these unaudited condensed financial statements.

NITCHES, INC.

Condensed Consolidated Financial Statements

Statement of Cash Flows

	Nine Months Ended May 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(423,791)	$(692,955)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock issued for services	-	520,000
Depreciation and amortization	3,945	360
Amortization of debt discount	82,476	-
(Gain) loss on revaluation of derivative liability	(473,837)	-
Non-cash interest, convertible loan	448,681	-
Financing costs	1,265	1,170
Changes in operating assets and liabilities:
Other current assets	(34,000)	-
Inventory	(5,000)	(114,295)
Accounts payable and other current liabilities	(17,680)	(34,800)
NET CASH (USED IN) OPERATING ACTIVITIES	(417,941)	(320,520)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale (purchase) of tangible assets	-	(8,400)
Sale (purchase) of intangible assets	(18,500)	(3,017)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(18,500)	(11,417)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of equity	270,000	425,400
Proceeds from (repayment of) debt instruments	132,717	10,993
Related party loans	(10,964)	-
Financing costs	(14,111)	(1,170)
NET CASH PROVIDED BY FINANCING ACTIVITIES	377,642	435,223

NET INCREASE (DECREASE) IN CASH	(58,799)	103,286

Cash, beginning of period	71,392	1,354
Cash, end of period	$12,593	$104,640

The accompanying notes are an integral part of these unaudited condensed financial statements.

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three and Nine Months Ended May 31, 2023 and 2022

NOTE 1. NATURE AND BACKGROUND OF BUSINESS

The accompanying consolidated financial statements include Nitches, Inc. (‘NICH’ or the ‘Company’), a Nevada corporation, its wholly-owned subsidiaries and any majority controlled interests.

Nitches Inc is a diversified company that specializes in creating merchandise, manufacturing high end luxury brands, goods and collectibles for influencers and celebrities. Nitches is focused on sports clothing, athleisure brands, sustainable products, NFTs and technology. We are also taking tremendous steps to protect Nitches’ and our clients’ intellectual property by innovating technology to help prevent counterfeiting. In addition to the merchandise and manufacturing, Nitches is partnering with brands that are innovating outside of the box. Our business model is anchored in a long-term vision that builds on the heritage of our brands and stimulates creativity and excellence. Nitches empowers brands, celebrities and influencers with customized merchandise to increase their bottom line from their notoriety and social fame in this social age.

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

Since February 2022, the Company has announced the completion and launch of its Nitches OVS mobile app, which can be used to prove ownership of the Company’s luxury products, apparel and streetwear clothing items, as well as clothing collections in collaboration with legendary football coach Steve Calhoun; superstar vocal coach Nick Cooper; vegan influencer John Lewis; and world-famous artist Voodoo Fe with a collection to honor the legendary Miles Davis. In addition, the Company has announced an NFT campaign to focus on inclusivity and the development of its own exclusive clothing line to promote mental well- being.

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

On November 25, 2022, the Company announced that it had ceased its involvement in the Metaverse project to focus on selling merchandise in the short term.

On March 22, 2023, the Company announced an expansion into the liquor industry with the launch of lifestyle of spirits, focused on the launch of an exclusive premium aged whiskey under the ‘Tover’ brand name.

On May 18, 2023, the Company announced two new initiatives: a collaboration with the Association of Luxury Suite Directors (‘ALSD’) as an exclusive vendor, providing premium staff clothing for the 2023 ALSD Conference and Tradeshow on July 9-11 at JW Marriott Indianapolis. Secondly, the Company is in talks with an unnamed Major League Baseball team to expand custom clothing options for their premium fans.

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three and Nine Months Ended May 31, 2023 and 2022

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

For the Balance Sheet and Statement of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company had no cash equivalents as at May 31, 2023 or August 31, 2022.

Accounts Receivable

Accounts receivable are shown net of any allowance for doubtful accounts, determined as such when management has made a decision that an account is not collectible. As at May 31, 2023, the allowance for doubtful or non-collectible accounts receivable was nil.

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three and Nine Months Ended May 31, 2023 and 2022

Inventory

Inventory is stated at the lower of cost (First in, First Out method) or net realizable value. As at May 31, 2023, inventory was held according to the following breakdown:

May 31, 2023
Raw materials	$-
Work in progress	10,000
Finished goods	125,550
Total	$135,550

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

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three and Nine Months Ended May 31, 2023 and 2022

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

The carrying amounts for cash, accounts receivable, accounts payable and accrued expenses, and loans payable approximate their fair value based on the short- term maturity of these instruments. We did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with the accounting guidance as at May 31, 2023 but we did identify such assets or liabilities as at August 31, 2022, as detailed in Note 9, Derivative Liabilities.

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three and Nine Months Ended May 31, 2023 and 2022

gains and losses for that instrument should be reported in earnings at each subsequent reporting date. We did not elect to apply the fair value option to any outstanding instruments.

Derivative Liabilities

Derivative financial instruments consist of convertible instruments and rights to shares of the Company’s common stock. The Company assessed that it had no derivative liabilities as at May 31, 2023 and derivative liabilities as at August 31, 2022, as detailed in Note 9, Derivative Liabilities.

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

NOTE 3. GOING CONCERN

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

The Company has a limited operating history and had a cumulative net loss from inception to May 31, 2023 of $30,521,760. The Company has a working capital deficit of $404 as at May 31, 2023.

These financial statements for the nine months ended May 31, 2023 have been prepared assuming the Company will continue as a going concern, which is dependent upon the Company’s ability to generate future profits and/or obtain necessary financing to meet its obligations as they come due.

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

NOTE 4. OTHER CURRENT ASSETS

The Company had other current assets at May 31, 2023 and August 31, 2022 as follows:

	May 31, 2023	August 31, 2022
Prepaid salary CEO	$34,000	$-
Total	$34,000	$-

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three and Nine Months Ended May 31, 2023 and 2022

NOTE 5. FIXED ASSETS

The Company holds fixed assets with values at May 31, 2023 and August 31, 2022 as follows:

Asset	Useful Life (years)	May 31, 2023	August 31, 2022
Property and equipment	3	$8,649	$8,649
Accumulated depreciation		(2,880)	(720)
Total		$5,769	$7,929

During the nine months ended May 31, 2023, a total of $2,160 was charged to the Statement of Operations for depreciation.

NOTE 6. INTANGIBLE ASSETS

The Company owned the following intangible assets as at May 31, 2023 and August 31, 2022:

Asset	May 31, 2023	August 31, 2022
Nitches software app development	$11,900	$8,400
Tover Whiskey brand development	15,000	-
Accumulated depreciation	(2,625)	(840)
Total	$24,275	$7,560

During the nine months ended May 31, 2023, a total of $1,785 was charged to the Statement of Operations for amortization.

NOTE 7. LOANS AND NOTES PAYABLE

The Company had loans and notes payable as at May 31, 2023 and August 31, 2022 totaling $132,566 and nil respectively, as follows:

Description	Principal Amount	Date of Loan Note	Maturity Date	May 31, 2023	August 31, 2022
Convertible loan note from World Market Ventures for 12 months, interest rate of 9%, convertible at 50% disc. to lowest price in past 30 days	27,500	10/19/2022	7/19/2023	29,019	-

Convertible loan note from CC Strategic Enterprises LLC for 12 months, interest rate of 9%, convertible at 50% disc. to lowest price in past 30 days	27,500	10/19/2022	7/19/2023	29,019	-

Convertible loan note from World Market Ventures for 12 months at interest rate of 12%, convertible at 50% disc. to lowest price in past 30 days	22,000	12/21/2022	9/21/2023	23,164	-

Convertible loan note from John Morgan for 12 months at interest rate of 12%, convertible at $0.0001 per share	50,000	3/9/2023	9/5/2023	51,364	-

Total				$132,566	$-

Long-term total				$-	$-

Short-term total				$132,566	$-

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three and Nine Months Ended May 31, 2023 and 2022

Loans and Notes Amortization	Amount Due
Due within 12 months	$132,566
Due within 24 months	-
Due within 36 months	-
Due within 48 months	-
Due after 48 months	-

Total	$132,566

NOTE 8. CAPITAL STOCK

The Company is a Nevada corporation with shares of preferred and common stock authorized and issued. As at May 31, 2023 and August 31, 2022, the Company was authorized to issue Preferred Stock and Common Stock as detailed below.

Preferred Stock

At May 31, 2023 the Company had authorized Preferred Stock in one designation totaling 1 share:

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

At May 31, 2023 the Company had 1 share of Preferred Stock Series A issued and outstanding.

As at May 31, 2023, the Company had 1 share of Preferred Stock issued and outstanding.

Common Stock

As at May 31, 2023, the Company is authorized to issue up to 750,000,000 shares of Common Stock with par value $0.001.

As at September 1, 2021, the Company had 105,659,644 shares of Common Stock issued and outstanding.

On August 3, 2021, the Company issued 100,000,000 shares of Common Stock to an officer for services of $14,000,000, or $0.14 per share.

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three and Nine Months Ended May 31, 2023 and 2022

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

On March 9, 2023, the Company issued 200,000,000 shares of Common Stock to a consultant for services of $200,000, or $0.001 per share.

On March 14, 2023, the Company issued 13,000,000 shares of Common Stock to an investor for investment of $13,000, or $0.001 per share.

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three and Nine Months Ended May 31, 2023 and 2022

On March 27, 2023, the Company issued 12,000,000 shares of Common Stock to an investor for investment of $12,000, or $0.001 per share.

On April 3, 2023, the Company issued 14,000,000 shares of Common Stock to an investor for investment of $14,000, or $0.001 per share.

On May 5, 2023, the Company issued 15,000,000 shares of Common Stock to an investor for investment of $15,000, or $0.001 per share.

On May 26, 2023, the Company issued 16,000,000 shares of Common Stock to an investor for investment of $16,000, or $0.001 per share.

As at May 31, 2023, there were 326,759,644 shares of Common Stock issued and outstanding.

NOTE 9. DERIVATIVE LIABILITIES

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

On October 19, 2022, the Company entered into two identical convertible loan notes with a face value of $27,500 each, including an original issuer discount ('OID') of $2,500 in each. The Company identified embedded derivatives related to these Convertible Loan Notes totaling $56,094 for each loan note. These embedded derivatives included certain conversion features, whereby they are convertible at an initial price of $0.0025 per share of common stock, or 50% of the lowest price in the past 30 days. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Notes and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Notes, the Company determined a fair value for the embedded derivative using the Black Scholes Model based on the following assumptions:

Dividend yield	0.00%
Volatility	248.05%
Risk-free rate	4.35%

The initial fair value of the embedded debt derivative was $112,188. The proceeds of the note of $55,000, including the Original Issuer Discount of $5,000, was allocated as a debt discount. The amount in excess of the proceeds of the loan note of $57,188 was charged as interest to the Statement of Operations for the period.

On December 21, 2022, the Company entered into a convertible loan note with a face value of $22,000, including an original issuer discount (‘OID’) of $2,000. The Company identified embedded derivatives related to this Convertible Loan Note totaling $43,993. The embedded derivatives included certain conversion features, whereby they are convertible at an initial price of $0.00495 per share of common stock, or 50% of the lowest price in the past 30 days. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Notes and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Notes, the Company determined a fair value for the embedded derivative using the Black Scholes Model based on the following assumptions:

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three and Nine Months Ended May 31, 2023 and 2022

Dividend yield	0.00%
Volatility	243.35%
Risk-free rate	3.78%

The initial fair value of the embedded debt derivative was $43,993. The proceeds of the note of $22,000, including the Original Issuer Discount of $2,000, were allocated as a debt discount. The amount in excess of the proceeds of the loan note of $21,993 was charged as interest to the Statement of Operations for the period.

On March 9, 2023, the Company entered into a convertible loan note with a face value of $50,000. The Company identified embedded derivatives related to this Convertible Loan Note totaling $406,654. The embedded derivatives included certain conversion features, whereby they are convertible at an initial price of $0.001 per share of common stock. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Notes and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Notes, the Company determined a fair value for the embedded derivative using the Black Scholes Model based on the following assumptions:

Dividend yield	0.00%
Volatility	212.03%
Risk-free rate	4.34%

The initial fair value of the embedded debt derivative was $406,654. The proceeds of the note of $50,000 were allocated as a debt discount. The amount in excess of the proceeds of the loan note of $356,654 was charged as interest to the Statement of Operations for the period.

The fair value of the embedded debt derivative was reviewed at May 31, 2023, using the following inputs:

Dividend yield	0.00%
Volatility	209.39%
Risk-free rate	3.83%

The fair value of the embedded debt derivative was $194,932, an increase in the valuation of the embedded debt derivative of $38,751 for the period. This increase was charged as a loss on revaluation of the derivative liability to the statement of operations.

The following table provides a summary of changes in fair value of the Company’s Level 3 derivative liabilities as at May 31, 2023:

	May 31, 2023	August 31, 2022
Balance, beginning of period	$-	$-
Additions	562,835	-
Market-to-market at modification date	(473,837)	-
Reclassified to additional paid-in capital upon modification of term	-	-
Balance, May 31, 2023	$88,998	$-
Net loss due to change in fair value for the period included in Statement of Operations	$473,837	$-

This mark-to-market decrease of $473,837 for the period ended May 31, 2023 was charged to the statement of operations as a gain on change in value of derivative liabilities.

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three and Nine Months Ended May 31, 2023 and 2022

NOTE 10. INCOME TAXES

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

The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized:

	May 31, 2023	August 31, 2022
Statutory federal income tax rate	21.00%	21.00%
Statutory state income tax rate	0.00%	0.00%
Valuation allowance	(21.00%)	(21.00%)
Effective tax rate	0.00%	0.00%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets result principally from the following:

Deferred Tax Assets (Gross Values)	May 31, 2023	August 31, 2022
Net operating loss carryforward	$(25,432,762)	$(25,097,969)
Less: Valuation allowance	25,432,762	25,097,969
Net deferred asset	$-	$-

NOTE 11. RELATED PARTY TRANSACTIONS

There were related party transactions during the nine months ended May 31, 2023 and year ending August 31, 2022. The Company’s CEO accrued pay and expenses of $12,000 as at August 31, 2022. In addition, the CEO paid certain invoices on behalf of the Company and accrued more pay, totaling $33,915, for a total of $45,931 due to the CEO at February 28, 2023.

The $45,931 due to the CEO was repaid via the issuance of 200,000,000 shares of common stock on March 9, 2023. In addition, a loan note was issued to repay the balance of $16,000 due to the CEO and prepay four months’ salary at $8,500 per month.

NOTE 12. SUBSEQUENT EVENTS

There were no events to report subsequent to May 31, 2023.

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

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the Company ended May 31, 2023. The balance sheet as of May 31, 2023 has been derived from the unaudited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the Company’s financial statements and notes thereto. The notes to the unaudited condensed consolidated financial statements are presented on a continuing basis unless otherwise noted.

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

Inventory

On May 31, 2023, the Company held $135,550 in inventory.

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

No events or changes in circumstances have been identified which would impact the recoverability of the Company’s long- lived assets reported at May 31, 2023.

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

Credit Facilities

As of May 31, 2023, the Company had loans or notes payable and other accrued expenses of $93,549. Other than the foregoing, and to vendors and service providers in the ordinary course of our business, we do not have any other credit facilities or other access to bank credit.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2023, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors disclosed in our Form 10-12G/A filed on May 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following sales were made under a Reg A filing exemption:

On March 14, 2023, the Company issued 13,000,000 shares of Common Stock to an investor for investment of $13,000, or $.001 per share.

On March 27, 2023, the Company issued 12,000,000 shares of Common Stock to an investor for investment of $12,000, or $.001 per share.

On April 3, 2023, the Company issued 14,000,000 shares of Common Stock to an investor for investment of $14,000, or $.001 per share.

On May 5, 2023, the Company issued 15,000,000 shares of Common Stock to an investor for investment of $15,000, or $.001 per share.

On May 26, 2023, the Company issued 16,000,000 shares of Common Stock to an investor for investment of $16,000, or $.001 per share.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized on July 13, 2023.

NITCHES, INC.

By:	/s/ John Morgan
Name:	John Morgan
Title:	Principal Executive Officer and Principal Financial Officer