Form 10-K
period 2023-08-31
NITCHES INC
filed 2023-12-07
CIK 772263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 000-13851

NITCHES INC.
(Exact name of registrant as specified in its charter)

Nevada	95-2848021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1333 N. Buffalo Dr., Unit 210

Las Vegas, NV 89128

(Address of principal executive offices)

(858) 625-2633

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	NICH	OTCMarkets Pink Sheets

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

i

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was $2,790,204.26.

As of November 30, 2023 the Registrant had 553,259,644 issued and outstanding shares of common stock.

NITCHES, INC.

FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, with the accompanying Financial Statements and Notes to Financial Statements contain forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. Words such as “expects”, “intends”, “anticipates”, “believes”, “estimates”, “assumes”, “projects” and similar expressions are intended to identify such forward-looking statements. You should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this Annual Report on Form 10-K, including those described under “Risk Factors”. These statements are based on information currently available, and we undertake no obligation to update any forward-looking statement as circumstances change.

When this report uses the words “we,” “us,” “our,” “Nitches”, or the “Company,” they refer to Nitches, Inc.

PART I

ITEM 1. BUSINESS

Company Overview and Plan of Operation

The Company was founded with the name, Beeba’s Creations, Inc., originally as a California corporation and was a wholesale importer and distributor of clothing, home décor and tabletop products it manufactured under its own specifications and distributed in the United States under its own brand labels and other retailer-owned private labels. It changed its name to Nitches, Inc. in 1995 and the Company moved jurisdiction to Nevada in 2008.

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

On December 16, 2020, International Ventures Society, LLC sold the one outstanding share of 2020 Series A Preferred Stock to Accelerate Global Market Solutions, a change of control transactions that resulted in John Morgan becoming CEO and launching the Company’s new business plan.

Business Overview

Nitches works one-on-one with social media influencers from design concept through final manufacturing and distribution to deliver select, superior quality products that reflect the personalities of their unique brands. The social media influencers market the products to their followers on their own social media platforms versus spending excessive amounts on advertising in “traditional” media.

The Nitches corporation is focused on distribution and production of household, lifestyle, travel & leisure, and sports  goods and clothing, with a long-term objective of bringing sustainable business practices to the supply chain for these products.  Our method is to identify business partners that are innovating outside of the box of what is currently trendy in the market and outside of the box of traditional marketing.  Nitches aims to find the diamonds in the rough before the world knows about them.  Our objective is to find brands (or people that have brands and people that ARE brands) that are on their way to the top of their verticals with new tech, new concepts, or state-of-the-art patents … and then we take them there; these social influencers are our partners (our “Social Media Partners”) for whom we will white-label and back-end brand merchandise and with whom we will drive demand for goods from sustainable supply chains.

The Company is again in the business of wholesale manufactured goods, but it white-labels them under the brand names of our Social Media Partners and also distributes them in an on-line “department store” where each of our Social Media Partners can sell their respective white-labeled merchandise marketing them first to their own social media followers as the “patient zeros” of  their viral marketing campaigns to commercialize the personal “brands” they have built.  Our business plan is place orders with global manufacturers of high margin household, lifestyle, travel & leisure, and sporting goods, white label these products under the brands that Our Social Media Partners have already cultivated, and then use  the social media follower base of Our Social Media Partners to market and promote the products and distribute them through on-line store on the Nitches website, https://nitchescorp.com/brands/.  This marketplace stitches niches of fans together in an on-line bazaar – hence “Nitches.”

Management believes we will not need an actual sales team to market our white-labeled products as our stable of Social Media Partners each have a built-in market to advertise their merchandise to simply by featuring their own brand merchandise in their social media content.

Management plans to create an equity incentive program whereby our Social Media Partners can earn and vest shares of our common stock by achieving certain social media analytics and sales thresholds thereby being compensated them for the strength of their social media follower base.  Management believes this strategy will be key to attracting strong social media influencers as their modus operandi is capitalizing on their influence, or follower base.  We do not anticipate launching our equity incentive plan before the 4th quarter of 2023 and do not yet have a specific time-frame for doing so.

The first line of goods we have made available to our Social Media Partners to white-label is “athleisure” clothing (clothing designed for exercise and everyday use) as management believes the purpose of the first good to be sold should be to test the market and build brand awareness.  We believe our Nitches clothing and lifestyle products will mesh seamlessly with the social media content of our Social Media Partners as social media is all about showcasing lifestyle.

One Social Media Partner’s on-line store is already open and selling its first product and another one is opening soon; one can check them out here: https://nitchescorp.com/brands/.  So far both brands have placed bulk orders for merchandise which have been fulfilled, but sales have just begun so far only selling a dozen or so items.

Nitches developed the NITCHES OVS its industry-changing Owner Verification System (OVS™) mobile app called “NITCHES OVS”, an application (app) that can be used to verify authenticity and ownership of Nitches’ luxury products, apparel and streetwear clothing items.  The Company believes registering the product and its unique QR code as an NFT will help protect each brand and their name, image and likeness as well as make the purchase of its goods a unique irreplaceable experience for customers.

Nitches has successfully submitted the NITCHES OVS app to Apple iTunes (iPhone) and Google Play (Android) stores. It is now available for buyers who purchase products from stores registered with Nitches. NITCHES OVS is On October 21, 2021, Nitches signed its first Celebrity Influencer “Mr. John Lewis aka The Badass Vegan” (https://badassvegan.com) for its first branded clothing line.  As part of the contract, Nitches will be launching 10 clothing items for Mr. John Lewis aka The Badass Vegan, our brand ambassador, with a lead time of 30 days for the first 10 clothing items and styles to be produced and custom manufactured through Nitches.  The collection is now for sale and a limited number of orders have already been placed and fulfilled.

A template of our Brand Ambassador Agreement is attached at Exhibit 6.1, a version of which we sign with each of our Social Media Partners.  The agreements have a term of three years and may be extended by written agreement of both parties.  The agreements grant the Company a license to use the ambassadors image in our public relations, advertising and marketing to promote company products.  The ambassador has the responsibility to use their social media and participate in certain activities to help promote the Company’s products.  The ambassador is entitled to 50% of the Company’s net profits from the ambassador’s brand.  For more information regarding these agreements, see the Brand Ambassador Agreement attached as Exhibit 6.1.

A rundown of our agreements with each of our Social Media Partners follows:

On March 8, 20211, Nitches signed an agreement with visual artist Anthony Piper will design and write the creative concepts around the collaborative “Peace on Marz” campaign. “Peace on Marz” is the result of a collaboration with Viral Vegan Influencer and Filmmaker John Lewis to create a luxury athleisure clothing collection and comprehensive NFT strategy aimed at protecting our planet.  An important part of the project is developing an animated story for “Peace on Marz,” which will have a similar creative artistic flair as to Trill League, his celebrated web comic and graphic novel. Trill League is a hip-hop infused vision of a black superhero universe. For the “Peace on Marz” campaign, Piper will develop and creative direct a new Intellectual Property (IP) consisting of multi-faceted Marz Variant characters, eye-catching drawings and compelling storylines.

On March 22, 2022, Nitches signed an agreement to design a limited-edition capsule collection with illustrious Football Coach Steve Calhoun and his Armed and Dangerous Football Camp. The pro-style training camps “prepare quarterbacks, wide receivers, tight ends, running backs, defensive backs, safeties and linebackers for the next level and beyond.”  In addition to designing a capsule collection of branded clothing and apparel items, Nitches’ renowned artists will work with Armed and Dangerous to create collectible NFTs (non-fungible tokens) that can be used by buyers as Digital Art.  Management’s strategy use the white-labeled sporting goods ordered under this influencer’s brand to further develop relationships with manufacturers of high margin goods as a necessary step in diversifying the Nitches branded product lines outward from the “athleisure” clothing.

Management believes Nitches Corporation will give our clients and partners access to many of the key alternative production countries. To date, the manufacturers we have used have been located in Hong Kong, but we are continually evaluating other prospects located in different countries. China manufacturing is not the only place that you can get quality mass production at high levels. Working with multiple partner facilities across Asia gives us the best ability to get the right quality production capacity coupled with the lowest price to ensure your high-volume output.  Because we work on a per-project basis and have not yet entered into any long-term partnerships with any single manufacturer, we are able to better protect ourselves from risks related to any individual market and ensure we are receiving quality results at a low price.

On November 25, 2022, management decided to close-down all of its metaverse and NFT initiatives due to prohibitive costs of development, uncertainty of their monetization, and the early results of so-called industry leaders in metaverse development.  The only remaining activities/initiatives involving NFTs are in regards to our Nitches OVS platform, as described below.

Additionally, management abandoned plans to accept cryptocurrency for our online stores due to volatility of price and the concerns that created for management in managing its supply chain.  We had not yet begun to accept any cryptocurrencies in our online store(s).

The company finalized its obligations to assist and launch the Peace on Mars (POM) NFT collection on behalf of the project owner, our Social Media Partner, John Lewis.  The Company was responsible to contract with the artist and pay the fees to mint the collection on opensea.io.  The collection has been minted and can be viewed at the following address: https://opensea.io/collection/peace-on-marz.  Custody of the NFT will be with the individual that goes to the link to mint it, from there it will be distributed to the individual users digital (Ethereum) wallet.  The purpose of the making the POM NFTs available for minting is just to build brand recognition for POM.

They will be transferable and able to be sold on opensea.io, a website to explore, collect, and sell NFTs (“OpenSea”). Open Sea charges a transaction fee on trade of an NFT called a gas fee1.  Nitches’s role in the minting of the NFTs is hosting the “mint page” on its website from the which the NFT connects to the block chain and will be transferred to the user’s digital wallet.  As the host of the “mint page” for the NFTs, the Company is eligible to receive a portion of the gas fees from any sales of the NFTs on the Open Sea platform, which equate to about 6% of any resale through the Open Sea platform. However, the POM NFTs were minted just to build brand recognition for the collection. We do not anticipate any meaningful revenue from the NFTs but are optimistic that they will help with brand recognition and therefore increase product sales. Our only remaining obligations with the POM project relate to promoting and offering the product line in accordance with our Brand Ambassador Agreement.

Anti-Knockoff Owner Verification System (OVSä)

In March of 2022, Nitches completed its industry-changing Owner Verification System (OVS™) mobile app called “NITCHES OVS”. Nitches has successfully submitted the NITCHES OVS app to Apple iTunes (iPhone) and Google Play (Android) stores. It is now available for buyers who purchase products from stores registered with Nitches. NITCHES OVS is an application (app) that can be used to prove ownership of Nitches’ luxury products, apparel and streetwear clothing items.

Nitches developed the NITCHES OVS to show the authenticity of its limited-edition capsule collections and NFTs (non-fungible tokens) that are created with well-known celebrities and influencers. To reduce costs on Ethereum gas fees, Nitches minted its NFTs on the polygon blockchain network. Polygon is faster and less expensive for transactions than Ethereum.

Nitches plans to provide its NITCHES OVS to other businesses that want to protect their products, apparel and clothing from counterfeiting. According to Ghost Data, about 20 percent of fashion products advertised on social media are fake.

The NFTs minted through NITCHES OVS are a digital asset designed to help protect businesses from counterfeiters and to provide consumers with verification that the good purchased is authentic and not a pirated good.  Each product sold by the Company will have a unique QR code that, if the purchaser so desires, can be linked to an NFT which will verify the identity of that product and confirm its authenticity. The Company does not anticipate the NFTs to have any value separate from the goods they are authenticating, and any transfer of the NFTs will come in conjunction with the sale of the goods which they are authenticating. The minting of each NFT will be complete at the time of purchase and there will be no fractionalization of the NFTs. There is no dividends, royalties, or other common enterprise that the holders of the NFTs will be entitled to. The NFTs are purely a verification token designed to protect businesses and consumers from counterfeit goods.

1 This FAQ on the OpenSea website explains what “gas fees” are, why they are needed, who gets them: https://support.opensea.io/hc/en-us/articles/1500006315941-What-are-gas-fees-

The Company believes registering the product and its unique QR code as an NFT will help protect each brand and their name, image and likeness as well as make the purchase of its goods a unique irreplaceable experience for customers by owning a unique wearable NFT clothing item.  The Company believes this will increase engagement with the Company’s social media presence creating an on-line community of its customers thereby improving brand identity for the Company - while also preventing counterfeiting and allowing true verification (consumers and customers can verify they are real and authentic) of authentication (authenticity) of its products with various entertainers, celebrities and social media influencers. However the Company does not believe the NFT will have any value separate from the value of the physical item and purchasers of the physical goods should not expect any capital appreciation of the NFT.

The OVS App is being built on the Ethereum, an open public decentralized platform, where no single person or group has control. The App will integrate with leading Ethereum/Polygon wallets, including MetaMask, Ledger Nano X, TronLink, Scatter, Coinbase and Trust.  The purpose of the NFT created in the OVS App is to verify the good purchased and verify to anyone that it is authentic and not a pirated good infringing on the brand using the OVS App.

The decision whether to mint the NFT is solely within the purchaser of the good and the purchaser has custody over the NFT it decides to mint; each NFT minted has a unique QR code that links to a verification of the good purchased with its purchase date, which also serves to verify if the good was purchased as part of a capsule collection.  The NFT is transferable and designed to be transferred to a buyer of the good it authenticates, however that is purely up to the buyer and seller to decide and negotiate between themselves.  There does exist a second-hand market for vintage clothing and sneakers, in which Nitches OVS verified goods could be sold with ownership of the minted NFT authenticating the good being transferred to the buyer along with the transfer of the actual verified vintage good being purchased.

We do not anticipate the NFT having any value separate from the good it authenticates in that it is not likely to be bought or sold and only transferred with the sale of the good it verifies, however there will be no restrictions on the transfer of the NFT minted by the purchaser of the good.  As Nitches will have zero custody over the minted NFT, these decisions will not be made by management but instead by consumers, and Nitches will not profit from or participate in the NFT in any way; the opportunity to mind the NFT is being provided by the Nitches through its Nitches OVS App solely to prohibit piracy of the goods sold by our Social Media Partners.

Management believes it is quite possible a NFT OVS verified good may sell for more on a secondary market than an unverified good but does not assert any particular expertise in how development of the metaverse and NFTs will go from here.  It only asserts that we believe there is a need to verify the authenticity of purchase goods which the NFTs minted with the Nitches OVS App.  Purchasers of NFTs including those minting NFTs with the Nitches OVS App should be advised that NFT are not a reliable store of value and that they may lose any and all money or other costs incurred in obtaining custody of an NFT.

A second phase of our growth plan will be to consult for, partner with, or acquire our manufacturing vendors to rework their supply chains to qualify for certain Sustainable Manufacturing Certifications. We have not yet begun any partnerships with any manufacturers and so far only vendor-customer relationships with the manufacturers we have done business with.

In our business plan, the brands of our Social Media Partners that we white-labels products under are an entryway to strategic partnerships with global manufacturers of product ready to scale production to take advantage of the effects of our marketing campaigns. We will act as consultants - and financiers - to these manufacturers to scale their production in a sustainable supply and distribution chain. The demand for sustainable products will be driven by the follower base our Social Media Partners for whom it will be important because it is important to the social media influencers they are following and with whom we are partnering.

Management plans for the payments for such consultancies, will be in the form of revenue or profit-sharing arrangements with these manufacturers in order to give multiple streams of revenue, which management believes could be bundled and securitized once matured for later stage financing, which the Company could use to finance or acquire and scale those of these manufacturers that have shown growth and/or the most innovation in sustainability.

We could even use a portion of this bundled stream of income for cash giveaway sweepstakes run by our influencers with their follower base as product and cash giveaways is a proven effective means to increase social media engagement, which will attached more influencers to Nitches because they would then be able to use our giveaways to increase their followers while promoting our Nitches branded products.

Management believes this phase of our business plan will lead to residual streams of income from the financing we provide to our manufacturing partners.  As these streams of income mature and become more credit-worthy, our plan is to bundle those streams of income - whose credit is bolstered by the marketing of our Nitches lifestyle influencers - to offer a corporate bond, the proceeds of which will be used to finance the expansion and creation of a totally sustainable supply chain and distribution chain for our global manufacturers. Because the use of funds would be used to scale sustainable “carbon-neutral” manufacturing, management believes such financing would qualify as for “ESG” (Environmental, Social, or Governance) financing. “ESG investing is investing in companies that score highly on environmental and societal responsibility scales as determined by third-party, independent companies and research groups. “ESG investing is investing in companies that score highly on environmental and societal responsibility scales as determined by third-party, independent companies and research groups.” Management believes Nitches will score well on such scales by living our company ethos and vision -- as well as through the use of consultants expert in qualifying for ESG investing.

A third phase will be when those influencers that meet certain analytics and sales thresholds begin to qualify for the Nitches Equity Incentive Plan for Social Media Influencers (“Equity Incentive Plan”), however we do not intend to begin the Equity Incentive Plan until after our planned growth with our manufacturing vendors and not have not yet set any thresholds or benchmarks for when equity would be granted and/or vested.  Management does not believe it will be able to set any such benchmarks at least until the August 31, 2023 financials have been reported.  For the Equity Incentive Program, we will use our publicly traded common stock for an Equity Incentive Plan for Social Media Influencers with the equity vesting based upon their achievement of certain social media analytics milestones based upon impressions and conversions when posting content showcasing our Nitches products.

Company Ethos, Vision is reflected in the Nitches Brand.

Our business model is anchored in a long-term vision that builds on the heritage of our brands and stimulates creativity and excellence for the next generation of sustainable living.  The success of the marketing of our products will be based on our company living this vision with its operations.

The Nitches Corporation, as a company committed to excellence, we believe that our integrity and ethics are the most important thing. That’s why we conduct ourselves with exemplary integrity and ethics in the conduct of our business and in our relations with all stakeholders.

Rules of conduct, principles and guidelines governing ethics and environmental and social responsibility have been defined to establish the behavior required of the Group’s executives and employees, as well as our suppliers and partners. The Nitches Corporation Code of Conduct constitutes the cornerstone of our ethics and compliance policy.

FIVE OPERATING KEYS TO NITCHES:

1.Discovering Niche Overlooked Concepts & Businesses

2.Collaborative Creative Verticals

3.Advocating Sustainable Materials

4.Global Manufacturing Partnerships

5.Providing Experienced Fundamentals

These areas will be where the Company will be focusing its efforts moving forward. Notwithstanding, the three different areas of focus the Company will consolidate its financials into one statement and not report as different segments.

Intellectual Property

We do not own any trademarks or patents; however, we have our own proprietary source code that we use in operating our app for our “Apparel Ownership Verification System,” which is called “Nitches OVS”.

Employees

The Company’s only employee is its CEO, John Morgan, who is employed full-time.  All other individuals who perform work for the company do so on a contract basis.

Available Information and Reports to Security Holders

When this Registration Statement becomes effective, we will begin to file reports, proxy statements, information statements, and other information with the SEC. Our SEC filings will also be available to the public from commercial document retrieval services and at the website maintained by the SEC at http://www.sec.gov.

Our website address is http://www.nitchescorp.com. Information contained on the website does not constitute part of this Registration Statement. We have included our website address in this Registration Statement solely as an inactive textual reference. When this Registration Statement is effective, we will make available, through a link to the SEC’s website, electronic copies of the materials we file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, the Section 16 reports filed by our executive officers, directors and 10% stockholders and amendments to those reports.

ITEM 1A. RISK FACTORS

We are a “smaller reporting company”, as defined in Item 10(f)(1) of Regulation S-K, and therefore are not required to provide the information specified in Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any significant property. We are currently working remotely.

We lease and maintain our primary offices at 1333 N. Buffalo Dr., Suite 210, Las Vegas, NV 89128, which is a shared/virtual office facility.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any legal or regulatory proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations and financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Pink Tier of the OTC Markets Group under the symbol “NICH”.

Holders of Record

As of August 31, 2023, there were 343,759,644 shares of Common Stock outstanding held by 82 holders of record.

Dividends

The Company does not expect to declare dividends for holders of Common Stock in the foreseeable future. Dividends will be declared, if at all (and subject to rights of holders of additional classes of securities, if any), in the discretion of the Company’s Board of Directors. Dividends, if ever declared, may be paid in cash, in property, or in shares of the capital stock of the Company, subject to the provisions of law, the Company’s Bylaws and the Certificate of Incorporation. Before payment of any dividend, there may be set aside out of any funds of the Company available for dividends such sums as the Board of Directors, in its absolute discretion, deems proper as a reserve for working capital, to meet contingencies, for equalizing dividends, for repairing or maintaining any property of the Company, or for such other purposes as the Board of Directors shall deem in the best interests of the Company.

Recent Sales of Unregistered Securities

On March 9, 2023, the Company issued 200,000,000 shares of Common Stock to its CEO as partial compensation for services rendered.

On July 7, 2023, the Company issued 17,000,000 shares of Common Stock to an investor in satisfaction of $17,000 due and owing under a convertible promissory note.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the section entitled “Selected Financial Data” and our financial statements and related notes included elsewhere in this Registration Statement. Some of the information contained in this discussion and analysis or set forth elsewhere in this Registration Statement, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those described below.

We define our accounting periods as follows: “Fiscal 2023” – September 1, 2022 through August 31, 2023.

This Management’s Discussion and Analysis (“MD&A”) reports on the operating results and financial condition of the Company for the years ended August 31, 2023 and August 31, 2022. The MD&A should be read in conjunction with the Company’s audited consolidated financial statements for the year ended August 31, 2023 (“Annual Financial Statements”).

The MD&A and Annual Financial Statements have been prepared in accordance with general accepted principles in the United States of America (“GAAP”).

All significant intercompany balances and transactions were eliminated on consolidation.

Company History and Summary

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

On March 22, 2023, the Company announced an expansion into the liquor industry with the launch of lifestyle of spirits, focused on the launch of an exclusive premium aged whiskey under the ‘Tover’ brand name. In furtherance of this expansion, the Company entered into a beverage brand developer agreement with Brenton Foster in March 2023.

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

Comparison of Year Ended August 31, 2023 to Year Ended August 31, 2022

Results of Operations

	Year ended August 31,			Percent
	2023	2022	Change	Change
Revenues	$4,224	$710	$3,514	495%
Gross profit	(17,130)	(4,369)	12,761	292%
Operating expenses	426,070	833,743	(407,673)	(49%)
Other income (expense)	(383,818)	4,248	(388,066)	(9.135%)
Net loss	$(827,018)	$(834,134)	$7,116	(1%)

Net revenues for the year ended August 31, 2023 were $4,224, as compared to $710 for the year ended August 31, 2022, due to the launch of our Miles Davis clothing line.

Gross profits for the year ended August 31, 2023 were $(17,130), as compared to $(4,369) for the year ended August 31, 2022.

Total operating expenses were $426,070 for the year ended August 31, 2023, compared to $833,743 for the year ended August 31, 2022. The change is primarily derived  from a decrease in selling, general, and administrative expenses of $420,811 in 2023, as compared to $832,183 in 2022.

Other income (expense) was $(383,818) for the year ended August 31, 2023 compared to $4,248 for the year ended August 31, 2022. The $388,066 decrease was primarily $128,090 in amortization of debt discount and derivative expenses associated with embedded liabilities in convertible debt, $222,277 in change in fair market value of derivatives, and $457,801 increase in interest expenses associated with borrowings.

For the year ended August 31, 2023, the Company reported a net loss of $(827,018) as compared to a net loss of $(834,134) for the year ended August 31, 2022.

Liquidity and Capital Resources

As of August 31, 2023, the Company had $344 in cash to fund its operations. The Company reported working capital deficit of $(391,316) on August 31, 2023, as compared to a working capital of $167,942 at August 31, 2022, representing an increase in working capital deficit of $559,258.

The Company does not believe its current cash balance will be sufficient to allow the Company to fund its planned operating activities for the next twelve months. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail some of its planned activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities should the Company be unable to continue as a going concern.

As the Company continues to incur losses, achieving profitability is dependent on achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional private or public equity offerings and may seek additional capital through arrangements with strategic partners from other sources. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, or at all. Any equity financing may be dilutive to existing shareholders.

Operating Activities:

For the year ended August 31, 2023, net cash flow used by operating activities was $462,901, compared to $482,951 for the year ended August 31, 2022.

Financing Activities:

Net cash flows provided by financing activities for the year ended August 31, 2023, were $416,353, of which $287,000 was from sales of common stock shares and $158,521 in proceeds from borrowings, compared to $570,038 for the year ended August 31, 2022.

Liquidity and Capital Resource Measures:

The Company’s primary source of liquidity has been convertible loans and third party and related party loans.

Going Concern

The Company has experienced a net loss and had an accumulated deficit of $30,924,986 as of August 31, 2023. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing.

Transaction with Related Parties:

None

Critical Accounting Policies

Refer to Note 2 in the Consolidated Financial Statements for a summary of recently adopted and recently issued accounting standards and their related effects or anticipated effects on our consolidated results of operations and financial condition.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Inflation and Changing Prices

We do not believe that inflation nor changing prices for the year ended August 31, 2023 had a material effect on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company”, as defined in Item 10(f)(1) of Regulation S-K, and therefore are not required to provide the information specified in Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NITCHES, INC.

ANNUAL REPORT

FOR THE YEAR ENDING AUGUST 31, 2023 and 2022

Report of the Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Nitches, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nitches, Inc (the ‘Company’) as of August 31, 2023, and 2022, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended August 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2023, and 2022, and the results of its operations and its cash flows for the year ended August 31, 2023, in conformity with accounting principles

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered an accumulated deficit of $(30,924,986), net loss of $827,018 and a negative working capital of $391,316. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate. As of August 31, 2023, we do not have any critical audit matters to communicate.

/s/ OLAYINKA OYEBOLA & CO.

OLAYINKA OYEBOLA & CO.

PCAOB#: 5968

Lagos Nigeria

NITCHES, INC.

Consolidated Audited Financial Statements

Balance Sheet

	Notes	As at August 31, 2023	As at August 31, 2022

ASSETS
Current Assets
Cash and cash equivalents	2	$344	$71,392
Deposits & prepayments		8,500
Inventory		135,030	130,550
Total Current Assets		143,874	201,942

Fixed assets
Property, plant & equipment	5	8,649	8,649
Accumulated depreciation	5	(3,599)	(720)
Software	6	11,900	8,400
Other intangible assets	6	21,000	-
Accumulated amortization	6	(3,220)	(840)

TOTAL ASSETS		$178,604	$217,431

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses		$10,020	$22,000
Loans & notes payable, short-term or current, net of unamortized debt discount of $22,355	7	137,610	-
Related party loans & notes payable, short-term or current	11	3,036	12,000
Derivative liability	9	384,524	-

TOTAL LIABILITIES		535,190	34,000

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock Series A: par value $0.001, 1 authorized and 1 issued and outstanding at August 31, 2023 and August 31, 2022	8	-	-
Common stock: par value $0.001, 750,000,000 and 300,000,000 authorized and 343,759,644 and 56,759,644 issued and outstanding at August 31, 2023 and August 31, 2022, respectively	8	343,759	56,759
Additional Paid-In-Capital		30,224,641	30,224,641
Accumulated Deficit		(30,924,986)	(30,097,969)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)		(356,586)	183,431

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)		$178,604	$217,431

See accompanying notes to these consolidated audited financial statements.

NITCHES, INC.

Consolidated Audited Financial Statements

Statement Of Operations

	For the Year Ended August 31,
	2023	2022

Revenues	$4,224	$710

Cost of goods sold	21,354	5,349

Gross profit	(10,337)	4,237

Operating expenses
Selling, general & administrative expenses	420,811	832,183
Depreciation & amortization	5,259	1,560

Total operating expenses	426,070	833,743

Loss from operations	(443,200)	(838,382)

Other income (expenses)
Financing costs	(1,555)	(1,807)
Loan interest accrued	(18,649)	6,055
Non-cash interest, convertible loan	(457,801)	-
Amortization of debt discount	(128,090)	-
Gain (loss) on revaluation of derivative liability	222,277	-

Loss before income taxes	$(827,018)	$(834,134)

Provision for income taxes	-	-

Net loss	$(827,018)	$(834,134)

Net loss per share	$(0.00)	$(0.01)

Weighted average shares outstanding	194,592,977	136,709,644

See accompanying notes to these consolidated audited financial statements.

NITCHES, INC.

Consolidated Audited Financial Statements

Statement of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock
	Shares	Value	Shares	Value	Additional Paid-In- Capital	Accumulated Surplus (Deficit)	Total

Balance, September 1, 2021	-	$-	105,659,644	$105,659	$28,954,341	$(29,247,001)	$(187,001)

Preferred stock issued in exchange for common stock	1	-	-	-	-	-	-

Common stock issued on conversion of preferred stock	-	-	100,000,000	100,000	-	-	100,000

Common stock issued for services	-		14,000,000	14,000	406,000	-	420,000

Common stock issued for investment	-		(162,900,000)	(162,900)	864,300	-	701,400

Net loss, year ending August 31, 2022	-	-	-	-	-	(850,968)	(850,968)

Balance, September 1, 2022	1	-	56,759,644	56,759	30,224,641	(30,097,969)	183,431

Common stock issued for services	-		200,000,000	200,000	-	-	200,000

Common stock issued for investment	-		87,000,000	87,000	-	-	87,000

Net loss, year ended August 31, 2023	-	-	-	-	-	(827,018)	(827,018)

Balance, August 31, 2023	1	$-	343,759,644	$343,759	$30,224,641	$(30,924,986)	$(356,586)

See accompanying notes to these consolidated audited financial statements.

NITCHES, INC.

Consolidated Audited Financial Statements

Statement of Cash Flows

	Year Ended August 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(827,018)	$(850,968)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock issued for services	-	520,000
Depreciation and amortization	5,259	1,560
Amortization of debt discount	128,090	-
(Gain) loss on revaluation of derivative liability	(222,277)	-
Non-cash interest, convertible loan	476,450	-
Financing costs	1,555	1,807
Changes in operating assets and liabilities:
Other current assets	(8,500)	-
Inventory	(4,480)	(130,550)
Accounts payable and other current liabilities	(11,980)	(24,800)
NET CASH (USED IN) OPERATING ACTIVITIES	(462,901)	(482,951)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale (purchase) of tangible assets	-	(8,400)
Sale (purchase) of intangible assets	(24,500)	(8,649)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(24,500)	(17,049)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of equity	287,000	701,400
Proceeds from (repayment of) debt instruments	158,521	(141,555)
Related party loans	(8,964)	12,000
Financing costs	(20,204)	(1,807)
NET CASH PROVIDED BY FINANCING ACTIVITIES	416,353	570,038

NET INCREASE (DECREASE) IN CASH	(71,048)	70,038

Cash, beginning of year	71,392	1,354
Cash, end of year	$344	$71,392

SUPPLEMENTAL DISCLOSURES
Supplemental schedules of non-cash investing and financing activities
Interest paid	$-	$16,834

See accompanying notes to these consolidated audited financial statements.

NITCHES, INC.

Consolidated Audited Financial Statements

Notes For the Years Ending August 31, 2023 and 2022

NOTE 1. NATURE AND BACKGROUND OF BUSINESS

The accompanying consolidated audited financial statements include Nitches, Inc. (‘NICH’ or the “Company”), a Nevada corporation, its wholly-owned subsidiaries and any majority controlled interests.

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

NITCHES, INC.

Consolidated Audited Financial Statements

Notes For the Years Ending August 31, 2023 and 2022

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

Cash and Cash Equivalents

For the Balance Sheet and Statement of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company had no cash equivalents as at August 31, 2023 or August 31, 2022.

Accounts Receivable

Accounts receivable are shown net of any allowance for doubtful accounts, determined as such when management has made a decision that an account is not collectible. As at August 31, 2023, the allowance for doubtful or non-collectible accounts receivable was nil.

NITCHES, INC.

Consolidated Audited Financial Statements

Notes For the Years Ending August 31, 2023 and 2022

Inventory

Inventory is stated at the lower of cost (First in, First Out method) or net realizable value. As at August 31, 2023, inventory was held according to the following breakdown:

August 31, 2023
Raw materials	$-
Work in progress	-
Finished goods	135,030
Total	$135,030

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

NITCHES, INC.

Consolidated Audited Financial Statements

Notes For the Years Ending August 31, 2023 and 2022

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

The carrying amounts for cash, accounts receivable, accounts payable and accrued expenses, and loans payable approximate their fair value based on the short- term maturity of these instruments. We did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with the accounting guidance as at August 31, 2023 but we did identify such assets or liabilities as at August 31, 2022, as detailed in Note 9, Derivative Liabilities.

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized

NITCHES, INC.

Consolidated Audited Financial Statements

Notes For the Years Ending August 31, 2023 and 2022

gains and losses for that instrument should be reported in earnings at each subsequent reporting date. We did not elect to apply the fair value option to any outstanding instruments.

Derivative Liabilities

Derivative financial instruments consist of convertible instruments and rights to shares of the Company’s common stock. The Company assessed that it had no derivative liabilities as at August 31, 2023 and derivative liabilities as at August 31, 2022, as detailed in Note 9, Derivative Liabilities.

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

The Company has a limited operating history and had a cumulative net loss from inception to August 31, 2023 of $30,924,986. The Company has a working capital deficit of $391,316 as at August 31, 2023.

These financial statements for the year ending August 31, 2023 have been prepared assuming the Company will continue as a going concern, which is dependent upon the Company’s ability to generate future profits and/or obtain necessary financing to meet its obligations as they come due.

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

NOTE 4. OTHER CURRENT ASSETS

The Company had other current assets at August 31, 2023 and August 31, 2022 as follows:

	August 31, 2023	August 31, 2022
Prepaid salary CEO	$8,500	$-
Total	$8,500	$-

NITCHES, INC.

Consolidated Audited Financial Statements

Notes For the Years Ending August 31, 2023 and 2022

NOTE 5. FIXED ASSETS

The Company holds fixed assets with values at August 31, 2023 and August 31, 2022 as follows:

Asset	Useful Life (years)	August 31, 2023	August 31, 2022
Property and equipment	3	$8,649	$8,649
Accumulated depreciation		(3,599)	(720)
Total		$5,050	$7,929

During the year ended August 31, 2023, a total of $2,879 was charged to the Statement of Operations for depreciation.

NOTE 6. INTANGIBLE ASSETS

The Company owned the following intangible assets as at August 31, 2023 and August 31, 2022:

Asset	August 31, 2023	August 31, 2022
Nitches software app development	$11,900	$8,400
Tover Whiskey brand development	21,000	-
Accumulated depreciation	(3,220)	(840)
Total	$29,680	$7,560

During the year ended August 31, 2023, a total of $2,380 was charged to the Statement of Operations for amortization.

NOTE 7. LOANS AND NOTES PAYABLE

The Company had loans and notes payable as at August 31, 2023 and August 31, 2022 totaling $158,371 and nil respectively, as follows:

Description	Principal Amount	Date of Loan Note	Maturity Date	August 31, 2023	August 31, 2022
Convertible loan note from World Market Ventures for 12 months, interest rate of 9%, convertible at 50% disc. to lowest price in past 30 days	27,500	10/19/2022	7/19/2023	29,740	-

Convertible loan note from CC Strategic Enterprises LLC for 12 months, interest rate of 9%, convertible at 50% disc. to lowest price in past 30 days	27,500	10/19/2022	7/19/2023	29,740	-

Convertible loan note from World Market Ventures for 12 months at interest rate of 12%, convertible at 50% disc. to lowest price in past 30 days	22,000	12/21/2022	9/21/2023	23,830	-

Convertible loan note from John Morgan for 12 months at interest rate of 12%, convertible at $0.0001 per share	50,000	3/9/2023	9/5/2023	52,877	-

Convertible loan note from World Market Ventures for 12 months at interest rate of 9%, convertible at 50% disc. to bid price on day before conversion - see note 6	22,000	7/282023	4/28/2024	22,184	-

Total				$158,371	$-

Long-term total				$-	$-

Short-term total				$158,371	$-

NITCHES, INC.

Consolidated Audited Financial Statements

Notes For the Years Ending August 31, 2023 and 2022

Loans and Notes Amortization	Amount Due
Due within 12 months	$158,371
Due within 24 months	-
Due within 36 months	-
Due within 48 months	-
Due after 48 months	-

Total	$158,371

NOTE 8. CAPITAL STOCK

The Company is a Nevada corporation with shares of preferred and common stock authorized and issued. As at August 31, 2023 and August 31, 2022, the Company was authorized to issue Preferred Stock and Common Stock as detailed below.

Preferred Stock

At August 31, 2023 the Company had authorized Preferred Stock in one designation totaling 1 share:

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

At August 31, 2023 the Company had 1 share of Preferred Stock Series A issued and outstanding.

As at August 31, 2023, the Company had 1 share of Preferred Stock issued and outstanding.

Common Stock

As at May 31, 2023, the Company is authorized to issue up to 750,000,000 shares of Common Stock with par value $0.001.

As at September 1, 2021, the Company had 105,659,644 shares of Common Stock issued and outstanding.

On August 3, 2021, the Company issued 100,000,000 shares of Common Stock to an officer for services of $14,000,000, or $0.14 per share.

NITCHES, INC.

Consolidated Audited Financial Statements

Notes For the Years Ending August 31, 2023 and 2022

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

NITCHES, INC.

Consolidated Audited Financial Statements

Notes For the Years Ending August 31, 2023 and 2022

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

On July 7, 2023, the Company issued 17,000,000 shares of Common Stock to an investor for investment of $17,000, or $0.001 per share.

As at August 31, 2023, there were 343,759,644 shares of Common Stock issued and outstanding.

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

NITCHES, INC.

Consolidated Audited Financial Statements

Notes For the Years Ending August 31, 2023 and 2022

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

On July 28, 2023, the Company entered into a convertible loan note with a face value of $22,000. The Company identified embedded derivatives related to this Convertible Loan Note totaling $43,966. The embedded derivatives included certain conversion features, whereby they are convertible at a price per share of 50% of the lowest market price of the stock since the issuance of the Note. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Notes and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Notes, the Company determined a fair value for the embedded derivative using the Black Scholes Model based on the following assumptions:

Dividend yield	0.00%
Volatility	213.59%
Risk-free rate	4.25%

The initial fair value of the embedded debt derivative was $43,966. The proceeds of the note of $22,000 were allocated as a debt discount. The amount in excess of the proceeds of the loan note of $21,966 was charged as interest to the Statement of Operations for the period.

The fair value of the embedded debt derivative was reviewed at August 31, 2023, using the following inputs:

Dividend yield	0.00%
Volatility	223.03%
Risk-free rate	4.27%

The fair value of the embedded debt derivative was $384,524, a decrease in the valuation of the embedded debt derivative of $222,277 for the year. This decrease was charged as a gain on revaluation of the derivative liability to the statement of operations.

NITCHES, INC.

Consolidated Audited Financial Statements

Notes For the Years Ending August 31, 2023 and 2022

The following table provides a summary of changes in fair value of the Company’s Level 3 derivative liabilities as at August 31, 2023:

	August 31, 2023	August 31, 2022
Balance, beginning of period	$-	$-
Additions	606,801	-
Market-to-market at modification date	(222,277)	-
Reclassified to additional paid-in capital upon modification of term	-	-
Balance, August 31, 2023	$384,524	$-
Net gain due to change in fair value for the period included in Statement of Operations	$222,277	$-

This mark-to-market decrease of $222,277 for the year ending August 31, 2023 was charged to the statement of operations as a gain on change in value of derivative liabilities.

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

For the year ended August 31, 2023, the Company had available for US federal income tax purposes net operating loss carryovers of $30,921,950, all of which will expire by 2043.

The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized:

	August 31, 2023	August 31, 2022
Statutory federal income tax rate	21.00%	21.00%
Statutory state income tax rate	0.00%	0.00%
Valuation allowance	(21.00%)	(21.00%)
Effective tax rate	0.00%	0.00%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets result principally from the following:

Deferred Tax Assets (Gross Values)	August 31, 2023	August 31, 2022
Net operating loss carryforward	$(25,540,462)	$(25,097,969)
Less: Valuation allowance	25,540,462	25,097,969
Net deferred asset	$-	$-

NITCHES, INC.

Consolidated Audited Financial Statements

Notes For the Years Ending August 31, 2023 and 2022

NOTE 11. RELATED PARTY TRANSACTIONS

There were related party transactions during the year ending August 31, 2023 and 2022. The Company’s CEO accrued pay and expenses of $12,000 as at August 31, 2022. In addition, the CEO paid certain invoices on behalf of the Company and accrued more pay, totaling $33,915, for a total of $45,931 due to the CEO at February 28, 2023.

The $45,931 due to the CEO was repaid via the issuance of 200,000,000 shares of common stock on March 9, 2023. In addition, a loan note for $50,000 was issued to repay the balance of $16,000 due to the CEO and prepay four months’ salary at $8,500 per month, for a total of $34,000.

NOTE 12. SUBSEQUENT EVENTS

There were no events to report subsequent to August 31, 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, and are a non-accelerated filer, and therefore are not required to provide the information specified in Item 9A.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Below are the names of and certain information regarding the Company’s current executive officers and directors:

Name	Position	Date of Appointment
John Morgan	President, CEO, Director	January 2021
Ahsan Zeb	CTO	January 19, 2022

The following are brief biographies of the officers and directors:

John Morgan (46) – CEO, Sole Director

Mr. Morgan received an education and multiple certifications from the University of South Alabama, Columbia Southern, and Mississippi State. From 2010 to December 2022, he was a sales executive in the retail segment for a Fortune 100 telecommunications company, managing sales teams of as many as 800 people with a cumulative value of approximately $24 million USD across 20 locations. In addition to this position, Mr. Morgan has held management positions at multiple micro-cap public companies. He was the CEO at ZA Group, Inc. from 2018 to January 2023; the CEO of Nitches, Inc. from 2020 to the present; the CEO of RONN (f/k/a Lee Pharmaceuticals, Inc.) from January 2021 to March 2023.-march or 2023.

Ahsan Zeb (30) – CTO

Mr. Zeb received a bachelor’s degree in computer science from National University of Sciences & Technology of Pakistan Islamabad. As the Chief Technology Officer, he demonstrates profound knowledge in technology strategy, implementation, and innovation. He successfully leads cross-functional teams and played a pivotal role in driving digital transformation initiatives. His ability to align technology solutions with business objectives significantly contributed to the growth and success of our organization. Moreover, Mr. Zeb has been instrumental in fostering a culture of collaboration, creativity, and continuous improvement within the technology department. His exceptional communication skills enable him to effectively liaise with stakeholders at all levels, ensuring the successful delivery of projects and initiatives. He consistently demonstrates a strong work ethic, reliability, and the ability to adapt to changing circumstances. Prior to joining the Company in January 2022, Mr. Zeb worked in the IT department of his local municipality in Pakistan.

Board of Directors

Our board of directors currently consists of one director, who is not “independent” as defined in Rule 4200 of FINRA’s listing standards. We may appoint additional independent directors to our board of directors in the future, particularly to serve on committees should they be established.

Committees of the Board of Directors

We may establish an audit committee, compensation committee, a nominating and governance committee and other committees to our Board of Directors in the future but have not done so as of the date of this Offering Circular. Until such committees are established, matters that would otherwise be addressed by such committees will be acted upon by the Board of Directors.

Director Compensation

The Company currently does not pay any cash compensation to members of its board of directors for their services as directors of the Company. However, the Company reimburses its directors for all reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the board of directors. The Company may determine to grant to each new director, at the time of such director’s appointment, an option to purchase its common shares. In the future, the Company may also elect to offer directors cash compensation.

Limitation of Liability and Indemnification of Officers and Directors

Our Certificate of Incorporation and bylaws both provide for the indemnification of our officers and directors to the fullest extent permitted by the Nevada Business Corporation Act. Our Certificate of Incorporation states that a director of the company shall not be personally liable to the company or its stockholders for monetary damages for breach of fiduciary duty as a director.

The bylaws state that the company shall, to the maximum extent and in the manner permitted by the Nevada Business Corporation Act, indemnify each of its directors and officers against expenses (including attorneys’ fees), judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceeding, arising by reason of the fact that such person is or was an agent of the company.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth for the two years ended August 31, 2023 and 2022, the compensation awarded to, paid to, or earned by, the Company’s officers.

Summary Compensation Table

Name & Principal Position	Fiscal Year Ended August 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Morgan,	2023	120,000	0	200,000	0	0	0	0	320,000
President, CEO	2022	102,000	0	0	0	0	0	0	102,000

Ahsan Zeb	2023	42,000	0	0	0	0	0	0	42,000
CTO	2022	24,000	0	0	0	0	0	0	24,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our Stock as of the date of this report.

Name and Position Address	Class	Shares Owned
		Number	Percent
John Morgan, President, CEO 1333 N Buffalo Dr. Las Vegas, NV 89128	Common Stock Series A Preferred	225,000,000 1	42.19% 100.0%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

All related transactions have been reported in Part II Item 8 Financial Statements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

	2023	2022
Audit Fees	$5,375	$5,375
Audit Related Fees	–	–
Tax Fees	10,000	10,000
All Other Fees
	$15,375	$15,375

Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees - This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission, other accounting consulting and other audit services.

Tax Fees - This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

Policy for Pre-Approval of Audit and Non-Audit Services

We have not established an audit committee. Our board of directors approved the services rendered and fees charged by our independent registered public accounting firm.

Our board of directors’ policy is to pre-approve all audit services and all non-audit services that our independent registered public accounting firm is permitted to perform for us under applicable federal securities regulations. As permitted by the applicable regulations, our board of directors’ policy utilizes a combination of specific pre-approval on a case-by-case basis of individual engagements of the independent registered public accounting firm.

All engagements of the independent registered public accounting firm to perform any audit services and non-audit services since that date have been pre-approved by our board of directors in accordance with the pre-approval policy. The policy has not been waived in any instance. All engagements of the independent registered public accounting firm to perform any audit services and non-audit services prior to the date the pre-approval policy was implemented were approved by our board of directors in accordance with its normal functions.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Incorporated by Reference
Exhibit No.	Description	Filed Herewith (*)	Filing Type	Date Filed
2.1	Order Granting Application for Appointment of International Venture Society as Custodian of Nitches, Inc.		1-A/A	09/08/2021
3.1	Articles of Incorporation, as amended		1-A	08/04/2021
3.2	Bylaws		1-A	08/04/2021
4.1	Series A Preferred Stock Designation		1-A/A	09/08/2021
10.1	Beverage Brand Developer Agreement (March 2023)	*
23.1	Auditor’s Consent	*
31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer	*
32.1	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of the Principal Executive and Financial Officer	*
101.INS	Inline XBRL Instances Document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	*

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NITCHES, INC.

December 7, 2023	By:	/s/ John Morgan
	Name:	John Morgan
	Title:	Principal Executive Officer & Principal Accounting/Financial Officer