Form 10-Q
period 2023-11-30
NITCHES INC
filed 2024-01-18
CIK 772263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 2023

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

NUMBER OF SHARES OUTSTANDING OF THE COMPANY’S COMMON STOCK AS OF NOVEMBER 30, 2023: 343,759,644.

ii

TABLE OF CONTENTS

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial statements.

NITCHES, INC.

Condensed Consolidated Financial Statements

Balance Sheet

	Notes	As at November 30, 2023	As at August 31, 2023

ASSETS
Current Assets
Cash and cash equivalents	2	$7,873	$344
Deposits & prepayments		2,000	8,500
Inventory		135,030	135,030
Total Current Assets		144,903	143,874

Fixed assets
Property, plant & equipment	5	8,649	8,649
Accumulated depreciation	5	(4,320)	(3,599)
Software	6	11,900	11,900
Other intangible assets	6	44,100	21,000
Accumulated amortization	6	(3,815)	(3,220)

TOTAL ASSETS		$201,417	$178,604

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses		$4,820	$10,020
Loans & notes payable, short-term or current, net of unamortized debt discount of $105,777	7	166,491	137,610
Related party loans & notes payable, short-term or current	11	3,036	3,036
Derivative liability	9	581,659	384,524

TOTAL LIABILITIES		756,006	535,190

STOCKHOLDERS’ DEFICIT
Preferred stock Series A: par value $0.001, 1 authorized and 1 issued and outstanding at November 30, 2023 and August 31, 2023	8	-	-
Common stock: par value $0.001, 750,000,000 authorized and 343,759,644 issued and outstanding at November 30, 2023 and August 31, 2023	8	343,759	343,759
Additional paid-in-capital		30,224,641	30,224,641
Accumulated deficit		(31,122,989)	(30,924,986)

TOTAL STOCKHOLDERS’ DEFICIT		(554,589)	(356,586)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$201,417	$178,604

The accompanying notes are an integral part of these unaudited condensed financial statements.

NITCHES, INC.

Condensed Consolidated Financial Statements

Statement Of Operations

	Three Months Ended November 30,
	2023	2022

Revenues	$-	$1,750

Cost of goods sold	(2,140)	102

Gross profit	2,140	1,648

Operating expenses
Selling, general & administrative expenses	70,575	95,730
Depreciation & amortization	1,316	1,316

Total operating expenses	71,891	97,046

Loss from operations	(69,751)	(95,398)

Other income (expenses)
Financing costs	(235)	(660)
Loan interest accrued	(15,747)	(5,570)
Non-cash interest, convertible loan	(204,518)	(57,188)
Amortization of debt discount	(22,934)	(8,462)
Gain (loss) on revaluation of derivative liability	473,837	(81,092)

Loss before income taxes	$(198,002)	$(248,370)

Provision for income taxes	-	-

Net loss	$(198,002)	$(248,370)

Net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	231,884,644	109,659,644

The accompanying notes are an integral part of these unaudited condensed financial statements.

NITCHES, INC.

Condensed Consolidated Financial Statements

Statement of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock
	Shares	Value	Shares	Value	Additional Paid-In- Capital	Accumulated Surplus (Deficit)	Total

Balance, September 1, 2022	-	$-	56,759,644	$56,759	$30,224,641	$(30,097,969)	$183,431

Preferred stock issued in exchange for common stock	1	-	-	-	-	-	-

Common stock issued for services	-		14,000,000	14,000	406,000	-	200,000

Common stock issued for investment	-		(162,900,000)	(162,900)	864,300	-	87,000

Net loss, year ending August 31, 2023	-	-	-	-	-	(827,018)	(827,018)

Balance, September 1, 2023	1	-	343,759,644	343,759	30,224,641	(30,924,987)	(356,586)

Net loss, nine months ended November 30, 2023	-	-	-	-	-	(198,002)	(198,002)

Balance, November 30, 2023	1	$-	343,759,644	$343,759	$30,224,641	$(31,122,989)	$(554,589)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NITCHES, INC.

Condensed Consolidated Financial Statements

Statement of Cash Flows

	Three Months Ended November 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(198,002)	$(248,370)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	1,316	1,316
Amortization of debt discount	22,934	8,462
(Gain) loss on revaluation of derivative liability	(115,183)	81,092
Non-cash interest, convertible loan	220,265	57,188
Financing costs	235	6,230
Changes in operating assets and liabilities:
Other current assets	6,500	-
Inventory	-	(10,000)
Accounts payable and other current liabilities	(5,200)	(19,296)
NET CASH (USED IN) OPERATING ACTIVITIES	(67,135)	(123,378)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale (purchase) of tangible assets	-	-
Sale (purchase) of intangible assets	(23,100)	(3,500)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(23,100)	(3,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of equity	-	-
Proceeds from (repayment of) debt instruments	113,747	57,188
Related party loans	-	8,500
Financing costs	(15,982)	(6,230)
NET CASH PROVIDED BY FINANCING ACTIVITIES	97,765	59,458

NET INCREASE (DECREASE) IN CASH	7,530	(67,420)

Cash, beginning of period	343	71,392
Cash, end of period	$7,873	$3,972

The accompanying notes are an integral part of these unaudited condensed financial statements.

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three Months Ended November 30, 2023 and 2022

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

Notes For the Three Months Ended November 30, 2023 and 2022

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

Cash and Cash Equivalents

For the Balance Sheet and Statement of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company had no cash equivalents as at November 30, 2023 or August 31, 2023.

Accounts Receivable

Accounts receivable are shown net of any allowance for doubtful accounts, determined as such when management has made a decision that an account is not collectible. As at November 30, 2023, the allowance for doubtful or non-collectible accounts receivable was nil.

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three Months Ended November 30, 2023 and 2022

Inventory

Inventory is stated at the lower of cost (First in, First Out method) or net realizable value. As at November 30, 2023, inventory was held according to the following breakdown:

November 30, 2023
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

Notes For the Three Months Ended November 30, 2023 and 2022

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

The carrying amounts for cash, accounts receivable, accounts payable and accrued expenses, and loans payable approximate their fair value based on the short- term maturity of these instruments. We did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with the accounting guidance as at November 30, 2023 but we did identify such assets or liabilities as at August 31, 2022, as detailed in Note 9, Derivative Liabilities.

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

Notes For the Three Months Ended November 30, 2023 and 2022

gains and losses for that instrument should be reported in earnings at each subsequent reporting date. We did not elect to apply the fair value option to any outstanding instruments.

Derivative Liabilities

Derivative financial instruments consist of convertible instruments and rights to shares of the Company’s common stock. The Company assessed that it had no derivative liabilities as at November 30, 2023 and derivative liabilities as at August 31, 2023, as detailed in Note 9, Derivative Liabilities.

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

The Company has a limited operating history and had a cumulative net loss from inception to November 30, 2023 of $31,122,989. The Company has a working capital deficit of $611,103 as at November 30, 2023.

These financial statements for the three months ended November 30, 2023 have been prepared assuming the Company will continue as a going concern, which is dependent upon the Company’s ability to generate future profits and/or obtain necessary financing to meet its obligations as they come due.

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

NOTE 4. OTHER CURRENT ASSETS

The Company had the following current assets at November 30, 2023 and August 31, 2023:

	November 30, 2023	August 31, 2023
Prepaid salary CEO	$-	$8,500
Owed by LPHM - accounting fee	2,000	-
Total	$2,000	$8,500

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three Months Ended November 30, 2023 and 2022

NOTE 5. FIXED ASSETS

The Company holds fixed assets with values at November 30, 2023 and August 31, 2023 as follows:

Asset	Useful Life (years)	November 30, 2023	August 31, 2023
Property and equipment	3	$8,649	$8,649
Accumulated depreciation		(4,320)	(3,599)
Total		$4,329	$5,050

During the three months ended November 30, 2023, a total of $721 was charged to the Statement of Operations for depreciation.

NOTE 6. INTANGIBLE ASSETS

The Company owned the following intangible assets as at November 30, 2023 and August 31, 2023:

Asset	November 30, 2023	August 31, 2023
Nitches software app development	$11,900	$11,900
Tover Whiskey brand development	44,100	21,000
Accumulated amortization	(3,815)	(3,220)
Total	$52,185	$29,680

During the three months ended November 30, 2023, a total of $595 was charged to the Statement of Operations for amortization.

NOTE 7. LOANS AND NOTES PAYABLE

The Company had loans and notes payable as at November 30, 2023 and August 31, 2023 totaling $272,118 and $158,371 respectively, as follows:

Description	Principal Amount	Date of Loan Note	Maturity Date	November 30, 2023	August 31, 2023
Convertible loan note from World Market Ventures for 12 months, interest rate of 9%, convertible at 50% disc. to lowest price in past 30 days	27,500	10/19/2022	7/19/2023	30,563	29,740
Convertible loan note from CC Strategic Enterprises LLC for 12 months, interest rate of 9%, convertible at 50% disc. to lowest price in past 30 days	27,500	10/19/2022	7/19/2023	30,563	29,740
Convertible loan note from World Market Ventures for 12 months at interest rate of 12%, convertible at 50% disc. to lowest price in past 30 days	22,000	12/21/2022	9/21/2023	24,488	23,830
Convertible loan note from John Morgan for 12 months at interest rate of 12%, convertible at $0.0001 per share	50,000	3/9/2023	9/5/2023	55,079	52,877
Convertible loan note from World Market Ventures for 12 months at interest rate of 9%, convertible at 50% disc. to bid price on day before conversion - see note 6	22,000	7/28/2023	4/28/2024	22,678	22,184
Convertible loan note from World Market Ventures for 12 months at interest rate of 9%, convertible at 50% disc. to bid price on day before conversion - see note 5	16,500	9/26/2023	6/26/2024	16,764	-
Convertible loan note from World Market Ventures for 12 months at interest rate of 9%, convertible at 50% disc. to bid price on day before conversion - see note 6	16,500	10/17/2023	7/17/2024	16,679	-
Convertible loan note from World Market Ventures for 12 months at interest rate of 9%, convertible at 50% disc. to bid price on day before conversion - see note 7	47,300	10/30/2023	7/30/2024	47,662	-
Convertible loan note from World Market Ventures for 12 months at interest rate of 9%, convertible at 50% disc. to bid price on day before conversion - see note 7	27,500	11/9/2023	8/9/2024	27,642	-

Total				$272,118	$158,371
Long-term total				$-	$-
Short-term total				$272,118	$158,731

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three Months Ended November 30, 2023 and 2022

Loans and Notes Amortization	Amount Due
Due within 12 months	$272,118
Due within 24 months	-
Due within 36 months	-
Due within 48 months	-
Due after 48 months	-

Total	$272,118

NOTE 8. CAPITAL STOCK

The Company is a Nevada corporation with shares of preferred and common stock authorized and issued. As at November 30, 2023 and August 31, 2023, the Company was authorized to issue Preferred Stock and Common Stock as detailed below.

Preferred Stock

At November 30, 2023 the Company had authorized Preferred Stock in one designation totaling 1 share:

Preferred Stock Series A

The Company is authorized to issue 1 share of Series A, with a par value of $0.001 per share. As at September 1, 2021, the Company had no shares of Series A preferred stock issued and outstanding.

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

At November 30, 2023 the Company had 1 share of Preferred Stock Series A issued and outstanding.

As at November 30, 2023, the Company had 1 share of Preferred Stock issued and outstanding.

Common Stock

As at November 30, 2023, the Company is authorized to issue up to 750,000,000 shares of Common Stock with par value $0.001.

As at September 1, 2022, the Company had 56,759,644 shares of Common Stock issued and outstanding.

On August 3, 2021, the Company issued 100,000,000 shares of Common Stock to an officer for services of $14,000,000, or $0.14 per share.

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three Months Ended November 30, 2023 and 2022

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

Notes For the Three Months Ended November 30, 2023 and 2022

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

As at November 30, 2023, there were 343,759,644 shares of Common Stock issued and outstanding.

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

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three Months Ended November 30, 2023 and 2022

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

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three Months Ended November 30, 2023 and 2022

The following table provides a summary of changes in fair value of the Company’s Level 3 derivative liabilities as at August 31, 2023:

August 31, 2023
Balance, beginning of period	$-
Additions	606,801
Market-to-market at modification date	(222,277)
Reclassified to additional paid-in capital upon modification of term	-
Balance, August 31, 2023	$384,524
Net gain due to change in fair value for the period included in Statement of Operations	$222,277

This mark-to-market decrease of $222,277 for the year was charged to the statement of operations as a gain on change in value of derivative liability of $384,524.

Between September 26, 2023 and November 9, 2023, the Company entered into four convertible loan notes with an aggregate face value of $107,800, including Original Issuer Discounts of $9,800. The Company identified embedded derivatives related to these Convertible Loan Notes totaling $312,317. The embedded derivatives included certain conversion features, whereby they are convertible at a price per share of 50% of the lowest market price of the stock in previous three months. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Notes and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Notes, the Company determined a fair value for the embedded derivative using the Black Scholes Model based on the following assumptions:

Dividend yield	0.00%
Volatility	218.87-235.14%
Risk-free rate	4.52-4.80%

The fair value of the initial embedded debt derivative was $312,317.

The fair value of the embedded debt derivative was reviewed at November 30, 2023, using the following inputs:

Dividend yield	0.00%
Volatility	245.32%
Risk-free rate	4.22%

The fair value of the embedded debt derivative at November 30, 2023 was $581,659, a decrease in the valuation of the embedded debt derivative of $115,182 for the period.

The following table provides a summary of changes in fair value of the Company’s Level 3 derivative liabilities as at November 30, 2023:

November 30, 2023
Balance, beginning of period	$384,524
Additions	312,317
Market-to-market at modification date	(115,182)
Reclassified to additional paid-in capital upon modification of term	-
Balance, November 30, 2023	$581,659
Net gain due to change in fair value for the period included in Statement of Operations	$115,182

This mark-to-market decrease of $115,182 for the period ended November 30, 2023 was charged to the statement of operations as a gain on change in value of derivative liabilities.

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three Months Ended November 30, 2023 and 2022

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

For the year ended August 31, 2023, the Company had available for US federal income tax purposes net operating loss carryovers of $30,921,951, all of which will expire by 2043.

The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized:

	November 30, 2023	August 31, 2023
Statutory federal income tax rate	21.00%	21.00%
Statutory state income tax rate	0.00%	0.00%
Valuation allowance	(21.00%)	(21.00%)
Effective tax rate	0.00%	0.00%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets result principally from the following:

Deferred Tax Assets (Gross Values)	November 30, 2023	August 31, 2023
Net operating loss carryforward	$(25,541,330)	$(25,540,463)
Less: Valuation allowance	25,541,330	25,540,463
Net deferred asset	$-	$-

NOTE 11. RELATED PARTY TRANSACTIONS

There were related party transactions during the three months ended November 30, 2023 and year ending August 31, 2023. The Company’s CEO accrued pay and expenses of $12,000 as at August 31, 2022. In addition, the CEO paid certain invoices on behalf of the Company and accrued more pay, totaling $33,915, for a total of $45,931 due to the CEO at February 28, 2023.

The $45,931 due to the CEO was repaid via the issuance of 200,000,000 shares of common stock on March 9, 2023. In addition, a loan note was issued to repay the balance of $16,000 due to the CEO and prepay four months’ salary at $8,500 per month, for a total of $34,000.

NOTE 12. SUBSEQUENT EVENTS

Subsequent to November 30, 2023, the Company reported the following events:

On December 22, 2023, the CEO cancelled 223,000,000 shares of common stock previously issued to him, leaving him with 2,000,000 shares of common stock.

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

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included in operating results for the Company for the year ending August 31, 2023. The balance sheet as of August 31, 2023 has been derived from the unaudited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the Company’s financial statements and notes thereto. The notes to the unaudited condensed consolidated financial statements are presented on a continuing basis unless otherwise noted.

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

Inventory

On November 30, 2023, the Company held $135,030 in inventory.

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

No events or changes in circumstances have been identified which would impact the recoverability of the Company’s long- lived assets reported at November 30, 2023.

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

Credit Facilities

As of November 30, 2023, the Company had loans or notes payable and other accrued expenses of $756,006. Other than the foregoing, and to vendors and service providers in the ordinary course of our business, we do not have any other credit facilities or other access to bank credit.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2023, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

On July 7, 2023 the Company issued 17,000,000 shares of Common Stock to an investor for investment of $17,000, or $.001 per share.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized on January 17, 2024.

NITCHES, INC.

By:	/s/ John Morgan
Name:	John Morgan
Title:	Principal Executive Officer and Principal Financial Officer