Form 10-Q
period 2024-02-29
NITCHES INC
filed 2024-04-22
CIK 772263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 29, 2024

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

Phone: (678) 999-6242

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

NUMBER OF SHARES OUTSTANDING OF THE COMPANY’S COMMON STOCK AS OF APRIL 19, 2024: 959,509,644.

ii

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial statements.

NITCHES, INC.

Condensed Consolidated Financial Statements

Balance Sheet

	Notes	As at February 29, 2024	As at August 31, 2023

ASSETS
Current Assets
Cash and cash equivalents	2	$7,219	$343
Deposits & prepayments		2,000	8,500
Inventory		135,030	135,030
Total Current Assets		144,249	143,873

Fixed assets
Property, plant & equipment	5	8,649	8,649
Accumulated depreciation	5	(5,040)	(3,599)
Software	6	11,900	11,900
Other intangible assets	6	57,250	21,000
Accumulated amortization	6	(4,410)	(3,220)

TOTAL ASSETS		$212,598	$178,603

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses		$4,820	$10,020
Loans & notes payable, short-term or current, net of unamortized debt discount of $138,073	7	112,110	101,449
Related party loans & notes payable, short-term or current	11	3,036	39,195
Derivative liability	9	1,815,998	384,524

TOTAL LIABILITIES		1,935,964	535,188

STOCKHOLDERS’ DEFICIT
Preferred stock Series A: par value $0.001, 1 authorized and 1 issued and outstanding at February 29, 2024 and August 31, 2023	8	-	-
Common stock: par value $0.001, 750,000,000 authorized and 714,509,644 and 343,759,644 issued and outstanding at February 29, 2024 and August 31, 2023, respectively	8	714,509	343,759
Additional paid-in-capital		30,224,641	30,224,641
Stock subscribed for		18,000	-
Accumulated deficit		(32,680,516)	(30,924,985)

TOTAL STOCKHOLDERS’ DEFICIT		(1,723,366)	(356,585)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$212,598	$178,603

The accompanying notes are an integral part of these unaudited condensed financial statements.

NITCHES, INC.

Condensed Consolidated Financial Statements

Statement Of Operations

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023

Revenues	$4,830	$1,257	$4,830	$3,007

Cost of goods sold	1,684	8,725	(456)	10,603

Gross profit	3,146	(7,468)	5,286	(7,596)

Operating expenses
Selling, general & administrative expenses	(144,618)	45,705	(74,042)	141,435
Depreciation & amortization	1,315	1,315	2,631	2,631

Total operating expenses	(143,303)	47,020	(71,411)	144,066

Income (loss) from operations	146,449	(54,488)	76,697	(151,662)

Other income (expenses)
Financing costs	(270)	(150)	(505)	(810)
Loan interest accrued	(12,994)	(3,834)	(28,741)	(9,404)
Non-cash interest, convertible loan	(1,091,729)	(73,611)	(1,107,476)	(79,181)
Amortization of debt discount	(138,117)	48,958	(22,934)	(32,134)
Gain (loss) on revaluation of derivative liability	(672,572)	(173)	(672,572)	(173)

Loss before income taxes	$(1,769,233)	$(83,298)	$(1,755,531)	$(273,364)

Net loss	$(1,769,233)	$(83,298)	$(1,755,531)	$(273,364)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	676,509,644	56,759,644	676,509,644	56,759,644

The accompanying notes are an integral part of these unaudited condensed financial statements.

NITCHES, INC.

Condensed Consolidated Financial Statements

Statement of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock
	Shares	Value	Shares	Value	Additional Paid-In- Capital	Accumulated Surplus (Deficit)	Total

Balance, September 1, 2022	-	$-	56,759,644	$56,759	$30,224,641	$(30,097,969)	$183,431

Preferred stock issued in exchange for common stock	1	-	-	-	-	-	-

Common stock issued for services	-		200,000,000	200,000	-	-	200,000

Common stock issued for investment	-		87,000,000	87,000	-	-	87,000

Net loss, year ending August 31, 2023	-	-	-	-	-	(827,016)	(827,016)

Balance, September 1, 2023	1	-	343,759,644	343,759	30,224,641	(30,924,985)	(356,585)

Common stock issued for services	-		(223,000,000)	(223,000)	-	-	(223,000)

Common stock issued to repay debt	-		593,750,000	593,750	-	-	593,750

Stock subscribed for	-		-	-	-	18,000	18,000

Net loss, six months ended February 29, 2024	-	-	-	-	-	(1,755,531)	(1,755,531)

Balance, February 29, 2024	1	$-	714,509,644	$714,509	$30,224,641	$(32,662,516)	$(1,723,366)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NITCHES, INC.

Condensed Consolidated Financial Statements

Statement of Cash Flows

	Six Months Ended
	February 29, 2024	February 28, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,755,531)	$(273,364)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	2,631	2,631
Amortization of debt discount	22,934	32,134
(Gain) loss on revaluation of derivative liability	672,572	173
Non-cash interest, convertible loan	1,136,217	79,181
Financing costs	505	810
Changes in operating assets and liabilities:
Other current assets	6,500	-
Inventory	-	(5,000)
Accounts payable and other current liabilities	(5,200)	(17,680)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	80,628	(181,115)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale (purchase) of tangible assets	-	(3,500)
Sale (purchase) of intangible assets	(36,250)	-
NET CASH (USED IN) INVESTING ACTIVITIES	(36,250)	(3,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of equity	388,750	-
Proceeds from (repayment of) debt instruments	147,368	160,248
Related party loans	-	33,915
Financing costs	(573,621)	(79,991)
NET CASH (USED IN) FINANCING ACTIVITIES	(37,503)	114,172

NET INCREASE (DECREASE) IN CASH	6,875	(70,443)

Cash, beginning of period	344	71,392
Cash, end of period	$7,219	$949

The accompanying notes are an integral part of these unaudited condensed financial statements.

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three and Six Months Ended February 29, 2024 and February 28, 2023

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

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three and Six Months Ended February 29, 2024 and February 28, 2023

On January 23, 2024, the Company announced the appointment of Mr. Nikola Cvetkovic to its advisory board. Mr. Cvetkovic is renowned for his impactful work at Flaviar.com, where he played a key role in launching their online promotion campaign and distribution channels.

On February 6, 2024, the Company announced the establishment of an Overseas Representative Office in Asia and the appointment of a new advisory board member who will oversee the Asian business, seasoned business leader Li Kam Hung.

On February 28, 2024, the Company announced a partnership with Alamo Distillery to launch Tover Spirits, with product pre-sales starting within 45 days of this announcement as part of bringing the product to market.

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

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three and Six Months Ended February 29, 2024 and February 28, 2023

Cash and Cash Equivalents

For the Balance Sheet and Statement of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company had no cash equivalents as at February 29, 2024 or August 31, 2023.

Accounts Receivable

Accounts receivable are shown net of any allowance for doubtful accounts, determined as such when management has made a decision that an account is not collectible. As at February 29, 2024, the allowance for doubtful or non-collectible accounts receivable was nil.

Inventory

Inventory is stated at the lower of cost (First in, First Out method) or net realizable value. As at February 29, 2024, inventory was held according to the following breakdown:

February 29, 2024
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

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three and Six Months Ended February 29, 2024 and February 28, 2023

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

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three and Six Months Ended February 29, 2024 and February 28, 2023

The carrying amounts for cash, accounts receivable, accounts payable and accrued expenses, and loans payable approximate their fair value based on the short-term maturity of these instruments. We identified assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with the accounting guidance as at February 29, 2024 and August 31, 2023, as detailed in Note 9, Derivative Liabilities.

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

Derivative Liabilities

Derivative financial instruments consist of convertible instruments and rights to shares of the Company’s common stock. The Company assessed that it had no derivative liabilities as at February 29, 2024 and derivative liabilities as at August 31, 2023, as detailed in Note 9, Derivative Liabilities.

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

The Company has a limited operating history and had a cumulative net loss from inception to February 29, 2024 of $32,680,516. The Company has a working capital deficit of $1,791,715 as at February 29, 2024.

These financial statements for the six months ended February 29, 2024 have been prepared assuming the Company will continue as a going concern, which is dependent upon the Company’s ability to generate future profits and/or obtain necessary financing to meet its obligations as they come due.

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

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three and Six Months Ended February 29, 2024 and February 28, 2023

NOTE 4. OTHER CURRENT ASSETS

The Company had the following current assets at February 29, 2024 and August 31, 2023:

	February 29, 2024	August 31, 2023
Prepaid salary CEO	$-	$8,500
Owed by LPHM - accounting fee	2,000	-
Total	$2,000	$8,500

NOTE 5. FIXED ASSETS

The Company holds fixed assets with values at February 29, 2024 and August 31, 2023 as follows:

Asset	Useful Life (years)	November 30, 2023	August 31, 2023
Property and equipment	3	$8,649	$8,649
Accumulated depreciation		(5,040)	(3,599)
Total		$3,609	$5,050

During the six months ended February 29, 2024, a total of $1,441 was charged to the Statement of Operations for depreciation.

NOTE 6. INTANGIBLE ASSETS

The Company owned the following intangible assets as at February 29, 2024 and August 31, 2023:

Asset	February 29, 2024	August 31, 2023
Nitches software app development	$11,900	$11,900
Tover Whiskey brand development	57,250	21,000
Accumulated amortization	(4,410)	(3,220)
Total	$64,740	$29,680

During the six months ended February 29, 2024, a total of $1,190 was charged to the Statement of Operations for amortization.

NOTE 7. LOANS AND NOTES PAYABLE

The Company had loans and notes payable as at February 29, 2024 and August 31, 2023 totaling $305,737 and $158,371 respectively, as follows:

Description	Principal Amount	Date of Loan Note	Maturity Date	February 29, 2024	August 31, 2023
Convertible loan note from World Market Ventures for 12 months, interest rate of 9%, convertible at 50% disc. to lowest price in past 30 days - see 7.1	27,500	10/19/2022	7/19/2023	-	29,740
Convertible loan note from CC Strategic Enterprises LLC for 12 months, interest rate of 9%, convertible at 50% disc. to lowest price in past 30 days - see 7.2	27,500	10/19/2022	7/19/2023	-	29,740
Convertible loan note from World Market Ventures for 12 months at interest rate of 12%, convertible at 50% disc. to lowest price in past 30 days	22,000	12/21/2022	9/21/2023	25,146	23,830
Convertible loan note from John Morgan for 12 months at interest rate of 12%, convertible at $0.0001 per share	50,000	3/9/2023	9/5/2023	57,323	52,877
Convertible loan note from World Market Ventures for 12 months at interest rate of 9%, convertible at 50% disc. to bid price on day before conversion	22,000	7/28/2023	4/28/2024	23,172	22,184

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three and Six Months Ended February 29, 2024 and February 28, 2023

Description	Principal Amount	Date of Loan Note	Maturity Date	February 29, 2024	August 31, 2023
Convertible loan note from World Market Ventures for 12 months at interest rate of 9%, convertible at 50% disc. to bid price on day before conversion	16,500	9/26/2023	6/26/2024	17,135	-
Convertible loan note from World Market Ventures for 12 months at interest rate of 9%, convertible at 50% disc. to bid price on day before conversion	16,500	10/17/2023	7/17/2024	17,049	-
Convertible loan note from World Market Ventures for 12 months at interest rate of 9%, convertible at 50% disc. to bid price on day before conversion	47,300	10/30/2023	7/30/2024	48,723	-
Convertible loan note from World Market Ventures for 12 months at interest rate of 9%, convertible at 50% disc. to bid price on day before conversion - see note 7	27,500	11/9/2023	8/9/2024	28,259	-
Convertible loan note from World Market Ventures for 12 months at interest rate of 9%, convertible at 50% disc. to bid price on day before conversion	27,500	12/21/2023	10/17/2024	27,975	-
Convertible loan note from World Market Ventures for 12 months at interest rate of 9%, convertible at 50% disc. to bid price on day before conversion	27,500	1/17/2024	11/9/2024	27,975	-
Convertible loan note from World Market Ventures for 12 months at interest rate of 9%, convertible at 50% disc. to bid price on day before conversion	33,000	2/9/2024	11/29/2024	33,163	-

Total				$305,737	$158,371
Long-term total				$-	$-
Short-term total				$305,737	$158,731

Notes

7.1.On August 30, 2023, the Company entered into a settlement agreement with the Lender, whereby the Lender agreed to convert the outstanding loan into shares of common stock at a rate of $0.0001 per share. Between September 7, 2023 and January 8, 2024, the Company issued 294,750,000 shares to the Lender, repaying a value of $29,475, with the Lender writing off a further $1,910 of accrued interest.

7.2.On January 17, 2024, the Company entered into a settlement agreement with the Lender, whereby the Lender agreed to convert the outstanding loan into shares of common stock at a rate of $0.0001 per share. Between January 22, 2024 and February 29, 2024, the Company issued 299,000,000 shares to the Lender, repaying a value of $29,900, with the Lender writing off a further $1,485 of accrued interest.

Loans and Notes Amortization	Amount Due
Due within 12 months	$305,737
Due within 24 months	-
Due within 36 months	-
Due within 48 months	-
Due after 48 months	-

Total	$305,737

NOTE 8. CAPITAL STOCK

The Company is a Nevada corporation with shares of preferred and common stock authorized and issued. As at February 29, 2024 and August 31, 2023, the Company was authorized to issue Preferred Stock and Common Stock as detailed below.

Preferred Stock

At February 29, 2024 the Company had authorized Preferred Stock in one designation totaling 1 share:

Preferred Stock Series A

The Company is authorized to issue 1 share of Series A, with a par value of $0.001 per share. As at September 1, 2021, the Company had no shares of Series A preferred stock issued and outstanding.

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three and Six Months Ended February 29, 2024 and February 28, 2023

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

At February 29, 2024 the Company had 1 share of Preferred Stock Series A issued and outstanding.

As at February 29, 2024, the Company had 1 share of Preferred Stock issued and outstanding.

Common Stock

As at February 29, 2024, the Company is authorized to issue up to 750,000,000 shares of Common Stock with par value $0.001.

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

Notes For the Three and Six Months Ended February 29, 2024 and February 28, 2023

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

Between September 7, 2023 and January 8, 2024 the Company issued 294,750,000 shares of Common Stock to a debt holder for debt conversion of $29,475, or $0.0001 per share.

Between January 22, 2024 and February 29, 2024 the Company issued 299,000,000 shares of Common Stock to a debt holder for debt conversion of $29,900, or $0.0001 per share.

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three and Six Months Ended February 29, 2024 and February 28, 2023

On December 22, 2023 the Company bought back and canceled 223,000,000 shares of Common Stock from a consultant.

As at February 29, 2024, there were 714,509,644 shares of Common Stock issued and outstanding.

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

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three and Six Months Ended February 29, 2024 and February 28, 2023

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

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three and Six Months Ended February 29, 2024 and February 28, 2023

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

Between December 1, 2023 and February 29, 2024, the Company entered into three convertible loan notes with an aggregate face value of $88,000, including Original Issuer Discounts of $8,000. The Company identified embedded derivatives related to these Convertible Loan Notes totaling $446,583. The embedded derivatives included certain conversion features, whereby they are convertible at a price per share of 50% of the lowest market price of the stock in previous three months. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Notes and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Notes, the Company determined a fair value for the embedded derivative using the Black Scholes Model based on the following assumptions:

Dividend yield	0.00%
Volatility	254.66-261.81%
Risk-free rate	3.87-4.12%

The fair value of the initial embedded debt derivative was $446,583.

The fair value of the embedded debt derivative was reviewed at February 29, 2024, using the following inputs:

Dividend yield	0.00%
Volatility	261.72%
Risk-free rate	4.2%

The fair value of the embedded debt derivative at February 29, 2024 was $1,815,998, a decrease in the valuation of the embedded debt derivative of $672,574 for the period.

The following table provides a summary of changes in fair value of the Company’s Level 3 derivative liabilities as at February 29, 2024:

	February 29, 2024	November 30, 2023
Balance, beginning of period	$384,524	$-
Additions	758,900	606,801
Market-to-market at modification date	672,574	(222,277)
Reclassified to additional paid-in capital upon modification of term	-	-
Balance, February 29, 2024	$1,815,998	$384,524
Net gain due to change in fair value for the period included in Statement of Operations	$(672,572)	$222,277

This mark-to-market decrease of $672,574 for the period ended February 29, 2024 was charged to the statement of operations as a loss on change in value of derivative liabilities.

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three and Six Months Ended February 29, 2024 and February 28, 2023

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

For the year ended August 31, 2023, the Company had available for US federal income tax purposes net operating loss carryovers of $30,885,790, all of which will expire by 2043.

The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized:

	February 29, 2024	August 31, 2023
Statutory federal income tax rate	21.00%	21.00%
Statutory state income tax rate	0.00%	0.00%
Valuation allowance	(21.00%)	(21.00%)
Effective tax rate	0.00%	0.00%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets result principally from the following:

Deferred Tax Assets (Gross Values)	February 29, 2024	August 31, 2023
Net operating loss carryforward	$(25,864,518)	$(25,540,461)
Less: Valuation allowance	25,864,518	25,540,461
Net deferred asset	$-	$-

NOTE 11. RELATED PARTY TRANSACTIONS

There were related party transactions during the six months ended February 29, 2024 and year ending August 31, 2023. The Company’s CEO accrued pay and expenses of $12,000 as at August 31, 2022. In addition, the CEO paid certain invoices on behalf of the Company and accrued more pay, totaling $33,915, for a total of $45,931 due to the CEO at February 28, 2023.

The $45,931 due to the CEO was repaid via the issuance of 200,000,000 shares of common stock on March 9, 2023. In addition, a loan note for $50,000 was issued to repay the balance of $16,000 due to the CEO and prepay four months’ salary at $8,500 per month, for a total of $34,000.

Since March 9, 2023, the CEO has paid for expenses totaling $3,036, with this sum owed by the Company as at February 29, 2024.

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three and Six Months Ended February 29, 2024 and February 28, 2023

NOTE 12. SUBSEQUENT EVENTS

Subsequent to February 29, 2024, the Company reported the following events:

On February 3, 2024, the Company entered into a settlement agreement with a lender to convert the value of a Note for $24,488, including accrued interest, into shares of common stock at a price of $0.0001 per share. The conversions started on March 3, 2024 and were completed by March 20, 2024, with the Company issuing 245,000,000 shares of common stock for repayment of $24,500.

On March 1, 2024, the Company increased the number of authorized shares of common stock to 1 Billion, and also introduced two new series of preferred stock: (1) Lifestyle Spirits 2024 Series C Preferred, with 1,000,000 shares designated and authorized; and (2) Series D Preferred Stock, also with 1,000,000 shares designated and authorized.

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

Inventory

On February 29, 2024, the Company held $135,030 in inventory.

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

No events or changes in circumstances have been identified which would impact the recoverability of the Company’s long- lived assets reported at February 29, 2024.

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

Credit Facilities

As of February 29, 2024, the Company had loans or notes payable and other accrued expenses of $1,935,964. Other than the foregoing, and to vendors and service providers in the ordinary course of our business, we do not have any other credit facilities or other access to bank credit.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2024, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized on April 19, 2024.

NITCHES, INC.

By:	/s/ John Morgan
Name:	John Morgan
Title:	Principal Executive Officer and Principal Financial Officer