Form 10-Q
period 2024-05-31
NITCHES INC
filed 2024-07-15
CIK 772263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2024

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

NUMBER OF SHARES OUTSTANDING OF THE COMPANY’S COMMON STOCK AS OF MAY 31, 2024: 959,509,644.

ii

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial statements.

NITCHES, INC.

Condensed Consolidated Financial Statements

Balance Sheet

	Notes	As at May 31, 2024	As at August 31, 2023

ASSETS
Current Assets
Cash and cash equivalents	2	$36,488	$343
Deposits & prepayments		2,000	8,500
Inventory		151,530	135,030
Total Current Assets		190,018	143,873

Fixed assets
Property, plant & equipment	5	8,649	8,649
Accumulated depreciation	5	(5,760)	(3,599)
Software	6	11,900	11,900
Other intangible assets	6	61,250	21,000
Accumulated amortization	6	(5,005)	(3,220)

TOTAL ASSETS		$261,052	$178,603

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses		$2,500	$10,020
Loans & notes payable, short-term or current, net of unamortized debt discount of $174,489	7	270,320	101,449
Related party loans & notes payable, short-term or current	11	3,032	39,195
Derivative liability	9	1,303,745	384,524

TOTAL LIABILITIES		1,579,597	535,188

STOCKHOLDERS’ DEFICIT
Preferred stock Series A: par value $0.001, 1 authorized and 1 issued and outstanding at May 31, 2024 and August 31, 2023	8	-	-
Common stock: par value $0.001, 1,000,000,000 and 750,000,000 authorized and 959,509,644 and 343,759,644 issued and outstanding at May 31, 2024 and August 31, 2023, respectively	8	959,509	343,759
Additional paid-in-capital		30,224,641	30,224,641
Stock subscribed for		18,000	-
Accumulated deficit		(32,520,695)	(30,924,985)

TOTAL STOCKHOLDERS’ DEFICIT		(1,318,545)	(356,585)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$261,052	$178,603

The accompanying notes are an integral part of these unaudited condensed financial statements.

NITCHES, INC.

Condensed Consolidated Financial Statements

Statement Of Operations

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023

Revenues	$-	$835	$4,830	$3,842

Cost of goods sold	500	5,545	44	16,148

Gross profit	(500)	(4,710)	4,786	(12,306)

Operating expenses
Selling, general & administrative expenses	91,075	207,518	17,033	348,953
Depreciation & amortization	1,315	1,314	3,946	3,945

Total operating expenses	92,390	208,832	20,979	352,898

Loss from operations	(92,890)	(213,542)	(16,193)	(365,204)

Other income (expenses)
Financing costs	(332)	(455)	(837)	(1,265)
Loan interest accrued	(22,410)	(3,443)	(51,151)	(12,847)
Non-cash interest, convertible loan	(436,071)	(426,431)	(1,543,547)	(435,835)
Amortization of debt discount	(174,400)	(82,302)	(197,334)	(82,475)
Gain (loss) on revaluation of derivative liability	882,924	473,837	210,352	473,837
Other income (expenditure), net	3,000	-	3,000	-

Loss before income taxes	$159,821	$(252,336)	$(1,595,710)	$(423,789)

Net loss	$159,821	$(252,336)	$(1,595,710)	$(423,789)

Net loss per share	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	837,009,644	191,759,644	756,759,644	124,259,644

The accompanying notes are an integral part of these unaudited condensed financial statements.

NITCHES, INC.

Condensed Consolidated Financial Statements

Statement of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock
	Shares	Value	Shares	Value	Additional Paid-In- Capital	Accumulated Surplus (Deficit)	Total

Balance, September 1, 2022	-	$-	56,759,644	$56,759	$30,224,641	$(30,097,969)	$183,431

Preferred stock issued in exchange for common stock	1	-	-	-	-	-	-

Common stock issued for services	-		200,000,000	200,000	-	-	200,000

Common stock issued for investment	-		87,000,000	87,000	-	-	87,000

Net loss, year ending August 31, 2023	-	-	-	-	-	(827,016)	(827,016)

Balance, September 1, 2023	1	-	343,759,644	343,759	30,224,641	(30,924,985)	(356,585)

Common stock issued for services	-		(223,000,000)	(223,000)	-	-	(223,000)

Common stock issued to repay debt	-		838,750,000	838,750	-	-	838,750

Stock subscribed for	-		-	-	-	18,000	18,000

Net loss, six months ended May 31, 2024	-	-	-	-	-	(1,595,710)	(1,595,710)

Balance, May 31, 2024	1	$-	959,509,644	$959,509	$30,224,641	$(32,502,695)	$(1,318,545)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NITCHES, INC.

Condensed Consolidated Financial Statements

Statement of Cash Flows

	Nine Months Ended May 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,595,710)	$(423,789)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	3,946	3,945
Amortization of debt discount	197,334	82,475
(Gain) loss on revaluation of derivative liability	(210,352)	(473,837)
Non-cash interest, convertible loan	1,594,698	448,680
Financing costs	837	1,265
Changes in operating assets and liabilities:
Other current assets	6,500	(34,000)
Inventory	(16,500)	(5,000)
Accounts payable and other current liabilities	(7,520)	(17,680)
NET CASH (USED IN) OPERATING ACTIVITIES	(26,767)	(417,941)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale (purchase) of tangible assets	-	(18,500)
Sale (purchase) of intangible assets	(40,250)	-
NET CASH (USED IN) INVESTING ACTIVITIES	(40,250)	(18,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of equity	14,150	270,000
Proceeds from (repayment of) debt instruments	141,000	132,717
Related party loans	-	(10,964)
Financing costs	(51,988)	(14,111)
NET CASH PROVIDED BY FINANCING ACTIVITIES	103,162	377,642

NET INCREASE (DECREASE) IN CASH	36,145	(58,799)

Cash, beginning of period	343	71,392
Cash, end of period	$36,488	$12,593

The accompanying notes are an integral part of these unaudited condensed financial statements.

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three and Nine Months Ended May 31, 2024 and 2023

NOTE 1. NATURE AND BACKGROUND OF BUSINESS

The accompanying consolidated audited financial statements include Nitches, Inc. ('NICH' or the 'Company'), a Nevada corporation, its wholly-owned subsidiaries and any majority controlled interests.

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

Since February 2022, the Company has announced the completion and launch of its Nitches OVS mobile app, which can be used to prove ownership of the Company's luxury products, apparel and streetwear clothing items, as well as clothing collections in collaboration with legendary football coach Steve Calhoun; superstar vocal coach Nick Cooper; vegan influencer John Lewis; and world-famous artist Voodoo Fe with a collection to honor the legendary Miles Davis. In addition, the Company has announced an NFT campaign to focus on inclusivity and the development of its own exclusive clothing line to promote mental well- being.

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

On March 22, 2023, the Company announced an expansion into the liquor industry with the launch of lifestyle of spirits, focused on the launch of an exclusive premium aged whiskey under the 'Tover' brand name.

On May 18, 2023, the Company announced two new initiatives: a collaboration with the Association of Luxury Suite Directors ('ALSD') as an exclusive vendor, providing premium staff clothing for the 2023 ALSD Conference and Tradeshow on July 9-11 at JW Marriott Indianapolis. Secondly, the Company is in talks with an unnamed Major League Baseball team to expand custom clothing options for their premium fans.

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three and Nine Months Ended May 31, 2024 and 2023

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

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three and Nine Months Ended May 31, 2024 and 2023

Cash and Cash Equivalents

For the Balance Sheet and Statement of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company had no cash equivalents as at May 31, 2024 or August 31, 2023.

Accounts Receivable

Accounts receivable are shown net of any allowance for doubtful accounts, determined as such when management has made a decision that an account is not collectible. As at May 31, 2024, the allowance for doubtful or non-collectible accounts receivable was nil.

Inventory

Inventory is stated at the lower of cost (First in, First Out method) or net realizable value. As at May 31, 2024, inventory was held according to the following breakdown:

May 31, 2024
Raw materials	$-
Work in progress	-
Finished goods	151,530
Total	$151,530

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

Notes For the Three and Nine Months Ended May 31, 2024 and 2023

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

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three and Nine Months Ended May 31, 2024 and 2023

The carrying amounts for cash, accounts receivable, accounts payable and accrued expenses, and loans payable approximate their fair value based on the short-term maturity of these instruments. We identified assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with the accounting guidance as at May 31, 2024 and August 31, 2023, as detailed in Note 9, Derivative Liabilities.

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

Derivative Liabilities

Derivative financial instruments consist of convertible instruments and rights to shares of the Company’s common stock. The Company assessed that it had no derivative liabilities as at May 31, 2024 and derivative liabilities as at August 31, 2023, as detailed in Note 9, Derivative Liabilities.

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

The Company has a limited operating history and had a cumulative net loss from inception to May 31, 2024 of $32,520,695. The Company has a working capital deficit of $1,389,579 as at May 31, 2024.

These financial statements for the six months ended May 31, 2024 have been prepared assuming the Company will continue as a going concern, which is dependent upon the Company’s ability to generate future profits and/or obtain necessary financing to meet its obligations as they come due.

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

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three and Nine Months Ended May 31, 2024 and 2023

NOTE 4. OTHER CURRENT ASSETS

The Company had the following current assets at May 31, 2024 and August 31, 2023:

	May 31, 2024	August 31, 2023
Prepaid salary CEO	$-	$8,500
Owed by LPHM - accounting fee	2,000	-
Total	$2,000	$8,500

NOTE 5. FIXED ASSETS

The Company holds fixed assets with values at May 31, 2024 and August 31, 2023 as follows:

Asset	Useful Life (years)	November 30, 2023	August 31, 2023
Property and equipment	3	$8,649	$8,649
Accumulated depreciation		(5,760)	(3,599)
Total		$2,889	$5,050

During the nine months ended May 31, 2024, a total of $2,161 was charged to the Statement of Operations for depreciation.

NOTE 6. INTANGIBLE ASSETS

The Company owned the following intangible assets as at May 31, 2024 and August 31, 2023:

Asset	May 31, 2024	August 31, 2023
Nitches software app development	$11,900	$11,900
Tover Whiskey brand development	61,250	21,000
Accumulated amortization	(5,005)	(3,220)
Total	$68,145	$29,680

During the nine months ended May 31, 2024, a total of $1,784 was charged to the Statement of Operations for amortization.

NOTE 7. LOANS AND NOTES PAYABLE

The Company had loans and notes payable as at May 31, 2024 and August 31, 2023 totaling $444,816 and $158,371 respectively, as follows:

Description	Principal Amount	Date of Loan Note	Maturity Date	May 31, 2024	August 31, 2023
Convertible loan note from World Market Ventures for 12 months, interest rate of 9%, convertible at 50% disc. to lowest price in past 30 days - see 7.1	27,500	10/19/2022	7/19/2023	-	29,740
Convertible loan note from CC Strategic Enterprises LLC for 12 months, interest rate of 9%, convertible at 50% disc. to lowest price in past 30 days - see 7.2	27,500	10/19/2022	7/19/2023	-	29,740
Convertible loan note from World Market Ventures for 12 months at interest rate of 12%, convertible at 50% disc. to lowest price in past 30 days	22,000	12/21/2022	9/21/2023	-	23,830
Convertible loan note from John Morgan for 12 months at interest rate of 12%, convertible at $0.0001 per share	50,000	3/9/2023	9/5/2023	59,592	52,877
Convertible loan note from World Market Ventures for 12 months at interest rate of 9%, convertible at 50% disc. to bid price on day before conversion	22,000	7/28/2023	4/28/2024	23,730	22,184

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three and Nine Months Ended May 31, 2024 and 2023

Description	Principal Amount	Date of Loan Note	Maturity Date	May 31, 2024	August 31, 2023
Convertible loan note from World Market Ventures for 12 months at interest rate of 9%, convertible at 50% disc. to bid price on day before conversion	16,500	9/26/2023	6/26/2024	17,509	-
Convertible loan note from World Market Ventures for 12 months at interest rate of 9%, convertible at 50% disc. to bid price on day before conversion	16,500	10/17/2023	7/17/2024	17,424	-
Convertible loan note from World Market Ventures for 12 months at interest rate of 9%, convertible at 50% disc. to bid price on day before conversion	47,300	10/30/2023	7/30/2024	49,796	-
Convertible loan note from World Market Ventures for 12 months at interest rate of 9%, convertible at 50% disc. to bid price on day before conversion - see note 7	27,500	11/9/2023	8/9/2024	28,883	-
Convertible loan note from World Market Ventures for 12 months at interest rate of 9%, convertible at 50% disc. to bid price on day before conversion	27,500	12/21/2023	10/17/2024	28,598	-
Convertible loan note from World Market Ventures for 12 months at interest rate of 9%, convertible at 50% disc. to bid price on day before conversion	27,500	1/17/2024	11/9/2024	28,415	-
Convertible loan note from World Market Ventures for 12 months at interest rate of 9%, convertible at 50% disc. to bid price on day before conversion	33,000	2/9/2024	11/29/2024	33,911	-
Convertible loan note from World Market Ventures for 12 months at interest rate of 9%, convertible at 50% disc. to bid price on day before conversion	47,300	3/11/2024	12/11/2024	48,245	-
Convertible loan note from World Market Ventures for 12 months at interest rate of 9%, convertible at 50% disc. to bid price on day before conversion	47,300	3/15/2024	12/15/2024	48,198	-
Convertible loan note from World Market Ventures for 12 months at interest rate of 9%, convertible at 50% disc. to bid price on day before conversion	60,500	5/30/2024	2/28/2025	60,515	-

Total				$444,816	$158,371
Long-term total				$-	$-
Short-term total				$444,816	$158,731

Loans and Notes Amortization	Amount Due
Due within 12 months	$444,816
Due within 24 months	-
Due within 36 months	-
Due within 48 months	-
Due after 48 months	-

Total	$444,816

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

7.2.On January 17, 2024, the Company entered into a settlement agreement with the Lender, whereby the Lender agreed to convert the outstanding loan into shares of common stock at a rate of $0.0001 per share. Between January 22, 2024 and May 31, 2024, the Company issued 299,000,000 shares to the Lender, repaying a value of $29,900, with the Lender writing off a further $1,485 of accrued interest.

NOTE 8. CAPITAL STOCK

The Company is a Nevada corporation with shares of preferred and common stock authorized and issued. As at May 31, 2024 and August 31, 2023, the Company was authorized to issue Preferred Stock and Common Stock as detailed below.

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

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three and Nine Months Ended May 31, 2024 and 2023

Preferred Stock

At May 31, 2024 the Company had authorized Preferred Stock in three designations totaling 2,000,001 share:

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

At May 31, 2024 the Company had 1 share of Preferred Stock Series A issued and outstanding.

Preferred Stock Series C

The Company is authorized to issue 1,000,000 shares of Series C, with a par value of $0.001 per share. As at January 1, 2019, the Company had no shares of Series C preferred stock issued and outstanding.

On December 19, 2019, the Company issued 50,000 shares of Series C preferred stock at $0.01 each as part of a transaction whereby Mark Miller acquired control of the Company. This took the total number of shares of Series C preferred stock outstanding to 50,000.

On January 12, 2021, Hans Enriquez acquired the 50,000 shares of Series C preferred stock as part of a transaction whereby Mr. Enriquez acquired control of the Company.

Preferred Stock Series D

The Company is authorized to issue 1,000,000 shares of Series D, with a par value of $0.001 per share. As at September 1, 2021, the Company had shares of Series D Preferred Stock issued and outstanding. No shares of Series D Preferred Stock have been issued or canceled since.

As at May 31, 2024, the Company had 1 share of Preferred Stock issued and outstanding.

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three and Nine Months Ended May 31, 2024 and 2023

Common Stock

As at May 31, 2024, the Company is authorized to issue up to 1,000,000,000 shares of Common Stock with par value $0.001.

As at September 1, 2022, the Company had 56,759,644 shares of Common Stock issued and outstanding.

On March 9, 2023 the Company issued 200,000,000 shares of Common Stock to a consultant for services of $200,000, or $0.001 per share.

On March 14, 2023 the Company issued 13,000,000 shares of Common Stock to an investor for investment of $13,000, or $0.001 per share.

On March 27, 2023 the Company issued 12,000,000 shares of Common Stock to an investor for investment of $12,000, or $0.001 per share.

On April 3, 2023 the Company issued 14,000,000 shares of Common Stock to an investor for investment of $14,000, or $0.001 per share.

On May 5, 2023 the Company issued 15,000,000 shares of Common Stock to an investor for investment of $15,000, or $0.001 per share.

On May 26, 2023 the Company issued 16,000,000 shares of Common Stock to an investor for investment of $16,000, or $0.001 per share.

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

Between March 6, 2024 and May 31, 2024 the Company issued 245,000,000 shares of Common Stock to a debt holder for debt conversion of $24,500, or $0.0001

As at May 31, 2024, there were 959,509,644 shares of Common Stock issued and outstanding.

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

Notes For the Three and Nine Months Ended May 31, 2024 and 2023

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

Notes For the Three and Nine Months Ended May 31, 2024 and 2023

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

The fair value of the initial embedded debt derivative was $312,317. The proceeds of the note of $107,800 were allocated as a debt discount. The amount in excess of the proceeds of the loan note of $204,517 was charged as interest to the Statement of Operations for the period.

Between December 1, 2023 and February 29, 2024, the Company entered into three convertible loan notes with an aggregate face value of $88,000, including Original Issuer Discounts of $8,000. The Company identified embedded derivatives related to these Convertible Loan Notes totaling $446,583. The embedded derivatives included certain

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three and Nine Months Ended May 31, 2024 and 2023

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

The fair value of the initial embedded debt derivative was $446,583. The proceeds of the note of $88,000 were allocated as a debt discount. The amount in excess of the proceeds of the loan note of $358,583 was charged as interest to the Statement of Operations for the period.

Between March 12, 2024 and May 30, 2024, the Company entered into three convertible loan notes with an aggregate face value of $155,100, including Original Issuer Discounts of $14,100. The Company identified embedded derivatives related to these Convertible Loan Notes totaling $370,671. The embedded derivatives included certain conversion features, whereby they are convertible at a price per share of 50% of the lowest market price of the stock in previous three months. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Notes and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Notes, the Company determined a fair value for the embedded derivative using the Black Scholes Model based on the following assumptions:

Dividend yield	0.00%
Volatility	248.43-256.66%
Risk-free rate	4.09-4.64%

The fair value of the initial embedded debt derivative was $370,671. The proceeds of the notes of $155,100, including the Original Issuer Discounts of $14,100, were allocated as a debt discount. The amount in excess of the proceeds of the loan note of $215,571 was charged as interest to the Statement of Operations for the period.

The fair value of the embedded debt derivative was reviewed at May 31, 2024, using the following inputs:

Dividend yield	0.00%
Volatility	248.21%
Risk-free rate	4.57%

The fair value of the embedded debt derivative at May 31, 2024 was $1,303,745, an increase in the valuation of the embedded debt derivative of $672,574 for the period.

The following table provides a summary of changes in fair value of the Company’s Level 3 derivative liabilities as at May 31, 2024:

	May 31, 2024	August 31, 2023
Balance, beginning of period	$384,524	$-
Additions	1,129,571	606,801
Market-to-market at modification date	(210,350)	(222,277)
Reclassified to additional paid-in capital upon modification of term	-	-
Balance, May 31, 2024	$1,303,745	$384,524
Net gain due to change in fair value for the period included in Statement of Operations	$210,352	$222,277

This mark-to-market decrease of $210,350 for the period ended May 31, 2024 was charged to the statement of operations as a gain on change in value of derivative liabilities.

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three and Nine Months Ended May 31, 2024 and 2023

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

For the year ended August 31, 2023, the Company had available for US federal income tax purposes net operating loss carryovers of $30,921,949, all of which will expire by 2043.

The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized:

	May 31, 2024	August 31, 2023
Statutory federal income tax rate	21.00%	21.00%
Statutory state income tax rate	0.00%	0.00%
Valuation allowance	(21.00%)	(21.00%)
Effective tax rate	0.00%	0.00%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets result principally from the following:

Deferred Tax Assets (Gross Values)	May 31, 2024	August 31, 2023
Net operating loss carryforward	$(26,216,950)	$(25,540,461)
Less: Valuation allowance	26,216,950	25,540,461
Net deferred asset	$-	$-

NOTE 11. RELATED PARTY TRANSACTIONS

There were related party transactions during the nine months ended May 31, 2024 and year ending August 31, 2023. The Company's CEO accrued pay and expenses of $12,000 as at August 31, 2022. In addition, the CEO paid certain invoices on behalf of the Company and accrued more pay, totaling $33,915, for a total of $45,931 due to the CEO at February 28, 2023.

The $45,931 due to the CEO was repaid via the issuance of 200,000,000 shares of common stock on March 9, 2023. In addition, a loan note for $50,000 was issued to repay the balance of $16,000 due to the CEO and prepay four months’ salary at $8,500 per month, for a total of $34,000.

Since March 9, 2023, the CEO has paid for expenses totaling $3,036, with this sum owed by the Company as at May 31, 2024.

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three and Nine Months Ended May 31, 2024 and 2023

NOTE 12. SUBSEQUENT EVENTS

There were no events to report subsequent to May 31, 2024.

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

Overview

The Company was founded originally as a California corporation as a wholesale importer and distributor of clothing, home decor and tabletop products manufactured to our specifications and distributed in the United States under our brand labels and retailer-owned private labels. The Company moved jurisdiction to Nevada in 2008.

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

Financial Statement Presentation

The accompanying consolidated audited financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included in operating results for the Company for the year ending August 31, 2023. The balance sheet as of August 31, 2023 has been derived from the unaudited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the Company’s financial statements and notes thereto. The notes to the unaudited condensed consolidated financial statements are presented on a continuing basis unless otherwise noted.

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

Inventory

On May 31, 2024, the Company held $151,530 in inventory.

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

No events or changes in circumstances have been identified which would impact the recoverability of the Company’s long- lived assets reported at May 31, 2024.

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

Credit Facilities

As of May 31, 2024, the Company had loans or notes payable and other accrued expenses of $1,579,597. Other than the foregoing, and to vendors and service providers in the ordinary course of our business, we do not have any other credit facilities or other access to bank credit.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2024, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized on July 10, 2024.

NITCHES, INC.

By:	/s/ John Morgan
Name:	John Morgan
Title:	Principal Executive Officer and Principal Financial Officer