Form 10-K/A
period 2023-08-31
NITCHES INC
filed 2024-08-30
CIK 772263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

ANNUAL REPORT

FOR THE YEAR ENDING AUGUST 31, 2023 and 2022

Report of the Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Nitches, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nitches, Inc (the ‘Company’) as of August 31, 2023, and 2022, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended August 31, 2023, and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2023, and 2022, and the results of its operations and its cash flows for the year ended August 31, 2023, and 2022, in conformity with accounting principles generally accepted in the United States of America (US GAAP).

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate. As of the date of this report, we do not have any critical audit matters to communicate.

/s/ OLAYINKA OYEBOLA & CO.

OLAYINKA OYEBOLA & CO.

PCAOB#: 5968

Lagos Nigeria

August 30, 2024

We have served as the Company’s auditor since October 2021.

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

NITCHES, INC.

Consolidated Audited Financial Statements

Statement Of Operations

	For the Year Ended August 31,
	2023	2022

Revenues	$4,224	$710

Cost of goods sold	21,354	5,349

Gross profit	(17,130)	(4,639)

Operating expenses
Selling, general & administrative expenses	420,811	832,183
Depreciation & amortization	5,259	1,560

Total operating expenses	426,070	833,743

Loss from operations	(443,200)	(838,382)

Other income (expenses)
Financing costs	(1,555)	(1,807)
Loan interest accrued	(18,649)	6,055
Non-cash interest, convertible loan	(457,801)	-
Amortization of debt discount	(128,090)	-
Gain (loss) on revaluation of derivative liability	222,277	-

Loss before income taxes	$(827,018)	$(834,134)

Provision for income taxes	-	-

Net loss	$(827,018)	$(834,134)

Net loss per share	$(0.00)	$(0.01)

Weighted average shares outstanding	194,592,977	136,709,644

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President, and our Chief Executive Officer (“CEO”) and principal financial officer (“CFO”), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2023. Based on that evaluation, our management, including our President, and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of August 31, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

Based on our evaluation under the framework described above, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

1.lack of a functioning audit committee for the entire fiscal year resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures; and

2.inadequate segregation of duties consistent with control objectives.

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Changes in Internal Control over Financial Reporting

None.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Incorporated by Reference
Exhibit No.	Description	Filed Herewith (*)	Filing Type	Date Filed
2.1	Order Granting Application for Appointment of International Venture Society as Custodian of Nitches, Inc.		1-A/A	09/08/2021
3.1	Articles of Incorporation, as amended		1-A	08/04/2021
3.2	Bylaws		1-A	08/04/2021
4.1	Series A Preferred Stock Designation		1-A/A	09/08/2021
10.1	Beverage Brand Developer Agreement (March 2023)		10-K	12/07/2023
23.1	Auditor’s Consent	*
31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer	*
32.1	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of the Principal Executive and Financial Officer	*
101.INS	Inline XBRL Instances Document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	*

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NITCHES, INC.

August 30, 2024	By:	/s/ John Morgan
	Name:	John Morgan
	Title:	Principal Executive Officer & Principal Accounting/Financial Officer