Form 10-K/A
period 2023-08-31
NITCHES INC
filed 2025-01-24
CIK 772263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment #2

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

As of November 30, 2023 the Registrant had 10,642 issued and outstanding shares of common stock.

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

Holders of Record

As of August 31, 2023, there were 5,729 shares of Common Stock outstanding held by 82 holders of record.

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

Recent Sales of Unregistered Securities

On March 9, 2023, the Company issued 3,333 shares of Common Stock to its CEO as partial compensation for services rendered.

On July 7, 2023, the Company issued 283 shares of Common Stock to an investor in satisfaction of $17,000 due and owing under a convertible promissory note.

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

NITCHES, INC.

Consolidated Audited Financial Statements

Balance Sheet

	Notes	As at August 31, 2023	As at August 31, 2022

ASSETS
Current Assets
Cash and cash equivalents	2	$344	$71,392
Deposits & prepayments		8,500
Inventory		135,030	130,550
Total Current Assets		143,874	201,942

Fixed assets
Property, plant & equipment	5	8,649	8,649
Accumulated depreciation	5	(3,599)	(720)
Software	6	11,900	8,400
Other intangible assets	6	21,000	-
Accumulated amortization	6	(3,220)	(840)

TOTAL ASSETS		$178,604	$217,431

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses		$10,020	$22,000
Loans & notes payable, short-term or current, net of unamortized debt discount of $22,355	7	137,610	-
Related party loans & notes payable, short-term or current	11	3,036	12,000
Derivative liability	9	384,524	-

TOTAL LIABILITIES		535,190	34,000

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock Series A: par value $0.001, 1 authorized and 1 issued and outstanding at August 31, 2023 and August 31, 2022	8	-	-
Common stock: par value $0.001, 750,000,000 and 300,000,000 authorized and 5,729 and 946 issued and outstanding at August 31, 2023 and August 31, 2022, respectively	8	6	1
Additional Paid-In-Capital		30,568,394	30,281,399
Accumulated Deficit		(30,924,986)	(30,097,969)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)		(356,586)	183,431

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)		$178,604	$217,431

See accompanying notes to these consolidated audited financial statements.

NITCHES, INC.

Consolidated Audited Financial Statements

Statement Of Operations

	For the Year Ended August 31,
	2023	2022

Revenues	$4,224	$710

Cost of goods sold	21,354	5,349

Gross profit	(17,130)	(4,639)

Operating expenses
Selling, general & administrative expenses	420,811	832,183
Depreciation & amortization	5,259	1,560

Total operating expenses	426,070	833,743

Loss from operations	(443,200)	(838,382)

Other income (expenses)
Financing costs	(1,555)	(1,807)
Loan interest accrued	(18,649)	6,055
Non-cash interest, convertible loan	(457,801)	-
Amortization of debt discount	(128,090)	-
Gain (loss) on revaluation of derivative liability	222,277	-

Loss before income taxes	$(827,018)	$(834,134)

Provision for income taxes	-	-

Net loss	$(827,018)	$(834,134)

Net loss per share	$(255.02)	$(366.17)

Weighted average shares outstanding	3,243	2,278

See accompanying notes to these consolidated audited financial statements.

NITCHES, INC.

Consolidated Audited Financial Statements

Statement of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock
	Shares	Value	Shares	Value	Additional Paid-In- Capital	Accumulated Surplus (Deficit)	Total

Balance, September 1, 2021	-	$-	1,761	$105,659	$28,954,341	$(29,247,001)	$(187,001)

Preferred stock issued in exchange for common stock	1	-	-	-	-	-	-

Common stock issued on conversion of preferred stock	-	-	1,667	100,000	-	-	100,000

Common stock issued for services	-		233	14,000	406,000	-	420,000

Common stock issued for investment	-		(2,715)	(162,900)	864,300	-	701,400

Net loss, year ending August 31, 2022	-	-	-	-	-	(850,968)	(850,968)

Balance, September 1, 2022	1	-	946	56,759	30,224,641	(30,097,969)	183,431

Common stock issued for services	-		3,333	200,000	-	-	200,000

Common stock issued for investment	-		1,450	87,000	-	-	87,000

Net loss, year ended August 31, 2023	-	-	-	-	-	(827,018)	(827,018)

Balance, August 31, 2023	1	$-	5,729	$343,759	$30,224,641	$(30,924,986)	$(356,586)

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

On December 16, 2020, International Ventures Society, LLC sold the one outstanding share of 2020 Series A Preferred Stock to Accelerate Global Market Solutions, Inc., a change of control transactions that resulted in John Morgan becoming CEO. This share of 2020 Series A Preferred Stock was converted into 1,667 shares of Common Stock on November 4, 2021.

Since February 2022, the Company has announced the completion and launch of its Nitches OVS mobile app, which can be used to prove ownership of the Company’s luxury products, apparel and streetwear clothing items, as well as clothing collections in collaboration with legendary football coach Steve Calhoun; superstar vocal coach Nick Cooper; vegan influencer John Lewis; and world-famous artist Voodoo Fe with a collection to honor the legendary Miles Davis. In addition, the Company has announced an NFT campaign to focus on inclusivity and the development of its own exclusive clothing line to promote mental well-being.

On April 5, 2022, the Company executed amended loan notes which, in each case, changed the conversion terms from $0.60 per share to a 50% discount to the lowest market price experienced in the 20 trading days prior to conversion.

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

On November 6, 2020, the Company adopted amended Articles of Incorporation, which created the 2020 Series A Preferred Stock, with one share authorized with a par value of $0.001. This one share effectively controls the Company by representing no less than 60% of all combined votes of Common and Preferred Stock at any time. This one share is also convertible into 1,667 shares of common stock at any time.

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

On November 4, 2021, the holder of the one share of issued and outstanding 2020 Series A Preferred Stock converted this share into 1,667 shares of Common Stock.

In March 2022, the Company agreed that it would issue 1 share of Series A Preferred Stock to John Morgan in exchange for the cancellation of 2,917 shares of Common Stock. Those shares were cancelled on March 31, 2022. In fulfillment of this agreement, one share of Series A Preferred Stock was issued to John Morgan on January 23, 2023.

At August 31, 2023 the Company had 1 share of Preferred Stock Series A issued and outstanding.

As at August 31, 2023, the Company had 1 share of Preferred Stock issued and outstanding.

Common Stock

As at May 31, 2023, the Company is authorized to issue up to 750,000,000 shares of Common Stock with par value $0.001.

As at September 1, 2021, the Company had 1,761 shares of Common Stock issued and outstanding.

On August 3, 2021, the Company issued 1,667 shares of Common Stock to an officer for services of $14,000,000, or $8,400.00 per share.

On October 12, 2021, the Company issued 17 shares of Common Stock to an investor for investment of $30,000, or $1,800.00 per share.

NITCHES, INC.

Consolidated Audited Financial Statements

Notes For the Years Ending August 31, 2023 and 2022

On October 12, 2021, the Company issued 150 shares of Common Stock to an officer for services of $270,000, or $1,800.00 per share.

On November 4, 2021, the Company issued 17 shares of Common Stock to an investor for investment of $30,000, or $1,800.00 per share.

On November 4, 2021, the Company issued 1,667 shares of Common Stock to an investor for preferred stock conversion of $100,000, or $60.00 per share.

On November 4, 2021, the Company issued 83 shares of Common Stock to an officer for services of $150,000, or $1,800.00 per share.

On December 14, 2021, the Company issued 33 shares of Common Stock to an investor for investment of $60,000, or $1,800.00 per share.

On January 7, 2022, the Company issued 33 shares of Common Stock to an investor for investment of $60,000, or $1,800.00 per share.

On March 9, 2022, the Company issued 33 shares of Common Stock to an investor for investment of $60,000, or $1,800.00 per share.

On March 18, 2022, the Company issued 17 shares of Common Stock to an investor for investment of $30,000, or $1,800.00 per share.

On March 31, 2022, the Company bought back and canceled 3,150 shares of Common Stock from various shareholders.

On April 11, 2022, the Company issued 42 shares of Common Stock to an investor for investment of $75,000, or $1,800.00 per share.

On April 11, 2022, the Company issued 17 shares of Common Stock to an investor for investment of $30,000, or $1,800.00 per share.

On May 9, 2022, the Company issued 35 shares of Common Stock to an investor for investment of $50,400, or $1,440.00 per share.

On June 7, 2022, the Company issued 75 shares of Common Stock to an investor for investment of $108,000, or $1,440.00 per share.

On July 15, 2022, the Company issued 17 shares of Common Stock to an investor for investment of $24,000, or $1,440.00 per share.

On July 19, 2022, the Company issued 50 shares of Common Stock to an investor for investment of $72,000, or $1,440.00 per share.

On July 25, 2022, the Company issued 50 shares of Common Stock to an investor for investment of $72,000, or $1,440.00 per share.

On March 9, 2023, the Company issued 3,333 shares of Common Stock to a consultant for services of $200,000, or $60.00 per share.

On March 14, 2023, the Company issued 217 shares of Common Stock to an investor for investment of $13,000, or $60.00 per share.

On March 27, 2023, the Company issued 200 shares of Common Stock to an investor for investment of $12,000, or $60.00 per share.

NITCHES, INC.

Consolidated Audited Financial Statements

Notes For the Years Ending August 31, 2023 and 2022

On April 3, 2023, the Company issued 233 shares of Common Stock to an investor for investment of $14,000, or $60.00 per share.

On May 5, 2023, the Company issued 250 shares of Common Stock to an investor for investment of $15,000, or $60.00 per share.

On May 26, 2023, the Company issued 267 shares of Common Stock to an investor for investment of $16,000, or $60.00 per share.

On July 7, 2023, the Company issued 283 shares of Common Stock to an investor for investment of $17,000, or $60.00 per share.

As at August 31, 2023, there were 5,729 shares of Common Stock issued and outstanding.

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

The Company identified embedded derivatives as a Beneficial Conversion Feature of the 2020 Series A Preferred Stock, issued on November 6, 2020. This was evaluated as $5,000,000, based on the conversion terms of one share of preferred stock for 1,677 shares of Common Stock and the price of the Common Stock on the date of issue of $3,000.00 per share. This was posted to Additional Paid-in Capital and as a loss to the Statement of Operations for the year ended August 31, 2021.

On October 19, 2022, the Company entered into two identical convertible loan notes with a face value of $27,500 each, including an original issuer discount (‘OID’) of $2,500 in each. The Company identified embedded derivatives related to these Convertible Loan Notes totaling $56,094 for each loan note. These embedded derivatives included certain conversion features, whereby they are convertible at an initial price of $150.00 per share of common stock, or 50% of the lowest price in the past 30 days. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Notes and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Notes, the Company determined a fair value for the embedded derivative using the Black Scholes Model based on the following assumptions:

Dividend yield	0.00%
Volatility	248.05%
Risk-free rate	4.35%

The initial fair value of the embedded debt derivative was $112,188. The proceeds of the note of $55,000, including the Original Issuer Discount of $5,000, was allocated as a debt discount. The amount in excess of the proceeds of the loan note of $57,188 was charged as interest to the Statement of Operations for the period.

On December 21, 2022, the Company entered into a convertible loan note with a face value of $22,000, including an original issuer discount (‘OID’) of $2,000. The Company identified embedded derivatives related to this Convertible Loan Note totaling $43,993. The embedded derivatives included certain conversion features, whereby they are convertible at an initial price of $297.00 per share of common stock, or 50% of the lowest price in the past 30 days. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Notes and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Notes, the Company determined a fair value for the embedded derivative using the Black Scholes Model based on the following assumptions:

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

On March 9, 2023, the Company entered into a convertible loan note with a face value of $50,000. The Company identified embedded derivatives related to this Convertible Loan Note totaling $406,654. The embedded derivatives included certain conversion features, whereby they are convertible at an initial price of $60.00 per share of common stock. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Notes and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Notes, the Company determined a fair value for the embedded derivative using the Black Scholes Model based on the following assumptions:

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

The $45,931 due to the CEO was repaid via the issuance of 3,333 shares of common stock on March 9, 2023. In addition, a loan note for $50,000 was issued to repay the balance of $16,000 due to the CEO and prepay four months’ salary at $8,500 per month, for a total of $34,000.

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

Summary Compensation Table

Name & Principal Position	Fiscal Year Ended August 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Morgan,	2023	120,000	0	200,000	0	0	0	0	320,000
President, CEO	2022	102,000	0	0	0	0	0	0	102,000

Ahsan Zeb	2023	42,000	0	0	0	0	0	0	42,000
CTO	2022	24,000	0	0	0	0	0	0	24,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our Stock as of the date of this report.

Name and Position Address	Class	Shares Owned
		Number	Percent
John Morgan, President, CEO 1333 N Buffalo Dr. Las Vegas, NV 89128	Common Stock Series A Preferred	3,750 1	42.19% 100.0%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

All related transactions have been reported in Part II Item 8 Financial Statements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

	2023	2022
Audit Fees	$5,375	$5,375
Audit Related Fees	–	–
Tax Fees	10,000	10,000
All Other Fees
	$15,375	$15,375

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

NITCHES, INC.

January 24, 2025	By:	/s/ John Morgan
	Name:	John Morgan
	Title:	Principal Executive Officer & Principal Accounting/Financial Officer