Form 10-Q/A
period 2024-05-31
NITCHES INC
filed 2025-01-24
CIK 772263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment #1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

NUMBER OF SHARES OUTSTANDING OF THE COMPANY’S COMMON STOCK AS OF MAY 31, 2024: 159,992.

ii

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial statements.

NITCHES, INC.

Condensed Consolidated Financial Statements

Balance Sheet

	Notes	As at May 31, 2024	As at August 31, 2023

ASSETS
Current Assets
Cash and cash equivalents	2	$36,488	$343
Deposits & prepayments		2,000	8,500
Inventory		151,530	135,030
Total Current Assets		190,018	143,873

Fixed assets
Property, plant & equipment	5	8,649	8,649
Accumulated depreciation	5	(5,760)	(3,599)
Software	6	11,900	11,900
Other intangible assets	6	61,250	21,000
Accumulated amortization	6	(5,005)	(3,220)
TOTAL ASSETS		$261,052	$178,603

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses		$2,500	$10,020
Loans & notes payable, short-term or current, net of unamortized debt discount of $174,489	7	270,320	101,449
Related party loans & notes payable, short-term or current	11	3,032	39,195
Derivative liability	9	1,303,745	384,524
TOTAL LIABILITIES		1,579,597	535,188

STOCKHOLDERS’ DEFICIT
Preferred stock Series A: par value $0.001, 1 authorized and 1 issued and outstanding at May 31, 2024 and August 31, 2023	8	-	-
Preferred stock Series C: par value $0.001, 1,000,000 and nil authorized and nil issued and outstanding at May 31, 2024 and August 31, 2023	8	-	-
Preferred stock Series D: par value $0.001, 1,000,000 and nil authorized and nil issued and outstanding at May 31, 2024 and August 31, 2023	8	-	-
Common stock: par value $0.001, 1,000,000,000 and 750,000,000 authorized and 15,992 and 5,729 issued and outstanding at May 31, 2024 and August 31, 2023, respectively	8	16	6
Additional paid-in-capital		31,184,134	30,568,394
Stock subscribed for		18,000	-
Accumulated deficit		(32,520,695)	(30,924,985)
TOTAL STOCKHOLDERS’ DEFICIT		(1,318,545)	(356,585)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$261,052	$178,603

The accompanying notes are an integral part of these unaudited condensed financial statements.

NITCHES, INC.

Condensed Consolidated Financial Statements

Statement Of Operations

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023

Revenues	$-	$835	$4,830	$3,842

Cost of goods sold	500	5,545	44	16,148

Gross profit	(500)	(4,710)	4,786	(12,306)

Operating expenses
Selling, general & administrative expenses	91,075	207,518	17,033	348,953
Depreciation & amortization	1,315	1,314	3,946	3,945

Total operating expenses	92,390	208,832	20,979	352,898

Loss from operations	(92,890)	(213,542)	(16,193)	(365,204)

Other income (expenses)
Financing costs	(332)	(455)	(837)	(1,265)
Loan interest accrued	(22,410)	(3,443)	(51,151)	(12,847)
Non-cash interest, convertible loan	(436,071)	(426,431)	(1,543,547)	(435,835)
Amortization of debt discount	(174,400)	(82,302)	(197,334)	(82,475)
Gain (loss) on revaluation of derivative liability	882,924	473,837	210,352	473,837
Other income (expenditure), net	3,000	-	3,000	-

Loss before income taxes	$159,821	$(252,336)	$(1,595,710)	$(423,789)

Net loss	$159,821	$(252,336)	$(1,595,710)	$(423,789)

Net loss per share	$11.46	$(78.95)	$(126.52)	$(204.63)

Weighted average shares outstanding	13,950	3,196	12,613	2,071

The accompanying notes are an integral part of these unaudited condensed financial statements.

NITCHES, INC.

Condensed Consolidated Financial Statements

Statement of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock
	Shares	Value	Shares	Value	Additional Paid-In- Capital	Accumulated Surplus (Deficit)	Total

Balance, September 1, 2022	-	$-	946	$56,759	$30,224,641	$(30,097,969)	$183,431

Preferred stock issued in exchange for common stock	1	-	-	-	-	-	-

Common stock issued for services	-		3,333	3	199,997	-	200,000

Common stock issued for investment	-		1,167	1	69,999	-	70,000

Net loss, nine months ended May 31, 2023	-	-	-	-	-	(423,789)	(423,789)

Balance, May 31, 2023	1	$-	5,446	$56,764	$30,494,637	$(30,521,758)	$29,642

Balance, September 1, 2023	1	$-	283	$6	$30,568,394	$(30,924,985)	$(356,585)

Common stock issued for services	-		(3,717)	(4)	(222,996)	-	(223,000)

Common stock issued to repay debt	-		13,979	14	838,736	-	838,750

Stock subscribed for	-		-	-	-	18,000	18,000

Net loss, nine months ended May 31, 2024	-	-	-	-	-	(1,595,710)	(1,595,710)

Balance, May 31, 2024	1	$-	10,546	$16	$31,184,134	$(32,502,695)	$(1,318,545)

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

Notes

7.1.On August 30, 2023, the Company entered into a settlement agreement with the Lender, whereby the Lender agreed to convert the outstanding loan into shares of common stock at a rate of $6.00 per share. Between September 7, 2023 and January 8, 2024, the Company issued 4,913 shares to the Lender, repaying a value of $29,475, with the Lender writing off a further $1,910 of accrued interest.

7.2.On January 17, 2024, the Company entered into a settlement agreement with the Lender, whereby the Lender agreed to convert the outstanding loan into shares of common stock at a rate of $6.00 per share. Between January 22, 2024 and May 31, 2024, the Company issued 4,983 shares to the Lender, repaying a value of $29,900, with the Lender writing off a further $1,485 of accrued interest.

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

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three and Nine Months Ended May 31, 2024 and 2023

On June 10, 2024, the Company executed a 1 for 60,000 reverse split of its shares of common stock. All share numbers referenced herein reflect this reverse split.

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

At May 31, 2024 the Company had 1 share of Preferred Stock Series A issued and outstanding.

Preferred Stock Series C

On March 1, 2024, the Company introduced its Lifestyle Spirits 2024 Preferred Stock Series C, designating 1,000,000 shares. No shares have yet been issued.

Preferred Stock Series D

On March 1, 2024, the Company introduced its Preferred Stock Seris D, designating 1,000,000 shares. No shares have yet been issued.

As at May 31, 2024, the Company had 1 share of Preferred Stock issued and outstanding.

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three and Nine Months Ended May 31, 2024 and 2023

Common Stock

As at May 31, 2024, the Company is authorized to issue up to 1,000,000,000 shares of Common Stock with par value $0.001.

As at September 1, 2022, the Company had 946 shares of Common Stock issued and outstanding.

On March 9, 2023 the Company issued 3,333 shares of Common Stock to a consultant for services of $200,000, or $60.00 per share.

On March 14, 2023 the Company issued 217 shares of Common Stock to an investor for investment of $13,000, or $60.00 per share.

On March 27, 2023 the Company issued 200 shares of Common Stock to an investor for investment of $12,000, or $60.00 per share.

On April 3, 2023 the Company issued 233 shares of Common Stock to an investor for investment of $14,000, or $60.00 per share.

On May 5, 2023 the Company issued 250 shares of Common Stock to an investor for investment of $15,000, or $60.00 per share.

On May 26, 2023 the Company issued 267 shares of Common Stock to an investor for investment of $16,000, or $60.00 per share.

On July 7, 2023 the Company issued 283 shares of Common Stock to an investor for investment of $17,000, or $60.00 per share.

Between September 7, 2023 and January 8, 2024 the Company issued 4,913 shares of Common Stock to a debt holder for debt conversion of $29,475, or $6.00 per share.

On December 22, 2023 the Company bought back and canceled 3,717 shares of Common Stock from various shareholders.

Between January 22, 2024 and February 29, 2024 the Company issued 4,983 shares of Common Stock to a debt holder for debt conversion of $29,900, or $6.00 per share.

Between March 6, 2024 and May 31, 2024 the Company issued 4,083 shares of Common Stock to a debt holder for debt conversion of $24,500, or $6.00

As at May 31, 2024, there were 15,992 shares of Common Stock issued and outstanding.

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

The Company identified embedded derivatives as a Beneficial Conversion Feature of the 2020 Series A Preferred Stock, issued on November 6, 2020. This was evaluated as $5,000,000, based on the conversion terms of one share of preferred stock for 1,667 shares of Common Stock and the price of the Common Stock on the date of issue of approximately $3,000.00 per share. This was posted to Additional Paid-in Capital and as a loss to the Statement of Operations for the year ended August 31, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following sales were made under a Reg A filing exemption:

On March 14, 2023 the Company issued 217 shares of Common Stock to an investor for investment of $13,000, or $60.00 per share.

On March 27, 2023 the Company issued 200 shares of Common Stock to an investor for investment of $12,000, or $60.00 per share.

On April 3, 2023 the Company issued 233 shares of Common Stock to an investor for investment of $14,000, or $60.00 per share.

On May 5, 2023 the Company issued 250 shares of Common Stock to an investor for investment of $15,000, or $60.00 per share.

On May 26, 2023 the Company issued 267 shares of Common Stock to an investor for investment of $16,000, or $60.00 per share.

On July 7, 2023 the Company issued 283 shares of Common Stock to an investor for investment of $17,000, or $60.00 per share.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized on January 24, 2025.

NITCHES, INC.

By:	/s/ John Morgan
Name:	John Morgan
Title:	Principal Executive Officer and Principal Financial Officer