Form 10-Q/A
period 2023-11-30
NITCHES INC
filed 2025-02-04
CIK 772263

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

NUMBER OF SHARES OUTSTANDING OF THE COMPANY’S COMMON STOCK AS OF NOVEMBER 30, 2023: 5,729.

ii

TABLE OF CONTENTS

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial statements.

NITCHES, INC.

Condensed Consolidated Financial Statements

Balance Sheet

	Notes	As at November 30, 2023	As at August 31, 2023

ASSETS
Current Assets
Cash and cash equivalents	2	$7,873	$344
Deposits & prepayments		2,000	8,500
Inventory		135,030	135,030
Total Current Assets		144,903	143,874

Fixed assets
Property, plant & equipment	5	8,649	8,649
Accumulated depreciation	5	(4,320)	(3,599)
Software	6	11,900	11,900
Other intangible assets	6	44,100	21,000
Accumulated amortization	6	(3,815)	(3,220)

TOTAL ASSETS		$201,417	$178,604

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses		$4,820	$10,020
Loans & notes payable, short-term or current, net of unamortized debt discount of $105,777	7	166,491	137,610
Related party loans & notes payable, short-term or current	11	3,036	3,036
Derivative liability	9	581,659	384,524

TOTAL LIABILITIES		756,006	535,190

STOCKHOLDERS’ DEFICIT
Preferred stock Series A: par value $0.001, 1 authorized and 1 issued and outstanding at November 30, 2023 and August 31, 2023	8	-	-
Common stock: par value $0.001, 750,000,000 and 300,000,000 authorized and 5,729 issued and outstanding at November 30, 2023 and August 31, 2023	8	6	6
Additional paid-in-capital		30,568,394	30,568,394
Accumulated deficit		(31,122,989)	(30,924,986)

TOTAL STOCKHOLDERS’ DEFICIT		(554,589)	(356,586)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$201,417	$178,604

The accompanying notes are an integral part of these unaudited condensed financial statements.

NITCHES, INC.

Condensed Consolidated Financial Statements

Statement Of Operations

	Three Months Ended November 30,
	2023	2022

Revenues	$-	$1,750

Cost of goods sold	(2,140)	102

Gross profit	2,140	1,648

Operating expenses
Selling, general & administrative expenses	70,575	95,730
Depreciation & amortization	1,316	1,316

Total operating expenses	71,891	97,046

Loss from operations	(69,751)	(95,398)

Other income (expenses)
Financing costs	(235)	(660)
Loan interest accrued	(15,747)	(5,570)
Non-cash interest, convertible loan	(204,518)	(57,188)
Amortization of debt discount	(22,934)	(8,462)
Gain (loss) on revaluation of derivative liability	115,183	(81,092)

Loss before income taxes	$(198,002)	$(248,370)

Provision for income taxes	-	-

Net loss	$(198,002)	$(248,370)

Net loss per share	$(51.23)	$(135.90)

Weighted average shares outstanding	3,865	1,828

The accompanying notes are an integral part of these unaudited condensed financial statements.

NITCHES, INC.

Condensed Consolidated Financial Statements

Statement of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock
	Shares	Value	Shares	Value	Additional Paid-In- Capital	Accumulated Surplus (Deficit)	Total

Balance, September 1, 2022	-	$-	946	$1	$30,281,399	$(30,097,969)	$183,431

Preferred stock issued in exchange for common stock	1	-	-	-	-	-	-

Common stock issued for services	-		3,333	3	199,997	-	200,000

Common stock issued for investment	-		1,450	1	86,999	-	87,000

Net loss, three months ended November 30, 2022	-	-	-	-	-	(248,370)	(248,370)

Balance, November 30, 2022	1	$-	5,729	$6	$30,568,394	$(30,346,339)	$(222,061)

Balance, September 1, 2023	1	$-	5,729	$6	$30,568,394	$(30,924,987)	$(356,586)

Net loss, nine months ended November 30, 2023	-	-	-	-	-	(198,002)	(198,002)

Balance, November 30, 2023	1	$-	5,729	$6	$30,568,394	$(31,122,989)	$(554,589)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NITCHES, INC.

Condensed Consolidated Financial Statements

Statement of Cash Flows

	Three Months Ended November 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(198,002)	$(248,370)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	1,316	1,316
Amortization of debt discount	22,934	8,462
(Gain) loss on revaluation of derivative liability	(115,183)	81,092
Non-cash interest, convertible loan	220,265	57,188
Financing costs	235	660
Changes in operating assets and liabilities:
Other current assets	6,500	-
Inventory	-	(10,000)
Accounts payable and other current liabilities	(5,200)	(17,679)
NET CASH (USED IN) OPERATING ACTIVITIES	(67,135)	(127,331)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale (purchase) of tangible assets	-	(3,500)
Sale (purchase) of intangible assets	(23,100)	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(23,100)	(3,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of equity	-	-
Proceeds from (repayment of) debt instruments	113,747	112,758
Related party loans	-	8,500
Financing costs	(15,982)	(57,848)
NET CASH PROVIDED BY FINANCING ACTIVITIES	97,765	63,410

NET INCREASE (DECREASE) IN CASH	7,530	(67,421)

Cash, beginning of period	343	71,392
Cash, end of period	$7,873	$3,971

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

On July 15, 2022, the Company issued 17 shares of Common Stock to an investor for investment of $24,000, or $1,400.00 per share.

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

As at November 30, 2023, there were 5,729 shares of Common Stock issued and outstanding.

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

NOTE 12. SUBSEQUENT EVENTS

Subsequent to November 30, 2023, the Company reported the following events:

On December 22, 2023, the CEO cancelled 3,717 shares of common stock previously issued to him, leaving him with 33 shares of common stock.

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

No events or changes in circumstances have been identified which would impact the recoverability of the Company’s long-lived assets reported at November 30, 2023.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized on January 31, 2025.

NITCHES, INC.

By:	/s/ John Morgan
Name:	John Morgan
Title:	Principal Executive Officer and Principal Financial Officer