Form 10-Q/A
period 2024-02-29
NITCHES INC
filed 2025-02-04
CIK 772263

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

NUMBER OF SHARES OUTSTANDING OF THE COMPANY’S COMMON STOCK AS OF FEBRUARY 29, 2024: 11,908.

ii

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial statements.

NITCHES, INC.

Condensed Consolidated Financial Statements

Balance Sheet

	Notes	As at February 29, 2024	As at August 31, 2023

ASSETS
Current Assets
Cash and cash equivalents	2	$7,219	$343
Deposits & prepayments		2,000	8,500
Inventory		135,030	135,030
Total Current Assets		144,249	143,873

Fixed assets
Property, plant & equipment	5	8,649	8,649
Accumulated depreciation	5	(5,040)	(3,599)
Software	6	11,900	11,900
Other intangible assets	6	57,250	21,000
Accumulated amortization	6	(4,410)	(3,220)

TOTAL ASSETS		$212,598	$178,603

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses		$4,820	$10,020
Loans & notes payable, short-term or current, net of unamortized debt discount of $138,073	7	112,110	101,449
Related party loans & notes payable, short-term or current	11	3,036	39,195
Derivative liability	9	1,815,998	384,524

TOTAL LIABILITIES		1,935,964	535,188

STOCKHOLDERS’ DEFICIT
Preferred stock Series A: par value $0.001, 1 authorized and 1 issued and outstanding at February 29, 2024 and August 31, 2023	8	-	-
Common stock: par value $0.001, 750,000,000 and 300,000,000 authorized and 11,908 and 5,729 issued and outstanding at February 29, 2024 and August 31, 2023, respectively	8	12	6
Additional paid-in-capital		30,939,138	30,568,394
Stock subscribed for		18,000	-
Accumulated deficit		(32,680,516)	(30,924,985)

TOTAL STOCKHOLDERS’ DEFICIT		(1,723,366)	(356,585)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$212,598	$178,603

The accompanying notes are an integral part of these unaudited condensed financial statements.

NITCHES, INC.

Condensed Consolidated Financial Statements

Statement Of Operations

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023

Revenues	$4,830	$1,257	$4,830	$3,007

Cost of goods sold	1,684	8,725	(456)	10,603

Gross profit	3,146	(7,468)	5,286	(7,596)

Operating expenses
Selling, general & administrative expenses	(144,618)	45,705	(74,042)	141,435
Depreciation & amortization	1,315	1,315	2,631	2,631

Total operating expenses	(143,303)	47,020	(71,411)	144,066

Income (loss) from operations	146,449	(54,488)	76,697	(151,662)

Other income (expenses)
Financing costs	(270)	(150)	(505)	(810)
Loan interest accrued	(12,994)	(3,834)	(28,741)	(9,404)
Non-cash interest, convertible loan	(1,091,729)	(73,611)	(1,107,476)	(79,181)
Amortization of debt discount	(138,117)	48,958	(22,934)	(32,134)
Gain (loss) on revaluation of derivative liability	(672,572)	(173)	(672,572)	(173)

Loss before income taxes	$(1,769,233)	$(83,298)	$(1,755,531)	$(273,364)

Net loss	$(1,769,233)	$(83,298)	$(1,755,531)	$(273,364)

Net loss per share	$(156.91)	$(88.05)	$(155.70)	$(288.97)

Weighted average shares outstanding	11,275	946	11,275	946

The accompanying notes are an integral part of these unaudited condensed financial statements.

NITCHES, INC.

Condensed Consolidated Financial Statements

Statement of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock
	Shares	Value	Shares	Value	Additional Paid-In- Capital	Accumulated Surplus (Deficit)	Total

Balance, September 1, 2022	-	$-	946	$1	$30,281,399	$(30,097,969)	$183,431

Preferred stock issued in exchange for common stock	1	-	-	-	-	-	-

Net loss, six months ended February 28, 2023	-	-	-	-	-	(273,364)	(273,364)

Balance, February 28, 2023	1	$-	946	$1	$30,281,399	$(30,371,333)	$(89,933)

Balance, September 1, 2023	-	$-	5,729	$6	$30,568,394	$(30,924,985)	$(356,585)

Common stock issued for services	-		(3,717)	(4)	(222,996)	-	(223,000)

Common stock issued to repay debt	-		9,896	10	880,740	-	880,750

Stock subscribed for	-		-	-	-	18,000	18,000

Net loss, six months ended February 29, 2024	-	-	-	-	-	(1,755,531)	(1,755,531)

Balance, February 29, 2024	1	$-	11,908	$12	$30,939,138	$(32,108,864)	$(1,723,366)

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

7.2.On January 17, 2024, the Company entered into a settlement agreement with the Lender, whereby the Lender agreed to convert the outstanding loan into shares of common stock at a rate of $6.00 per share. Between January 22, 2024 and February 29, 2024, the Company issued 4,983 shares to the Lender, repaying a value of $29,900, with the Lender writing off a further $1,485 of accrued interest.

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

On November 4, 2021, the Company issued 1,667 shares of Common Stock to an investor for preferred stock conversion of $100,000, or $1,800.00 per share.

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

On April 11, 2022, the Company issued 17 shares of Common Stock to an investor for investment of $30,000, or $1,440.00 per share.

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

NITCHES, INC.

Condensed Consolidated Financial Statements

Notes For the Three and Six Months Ended February 29, 2024 and February 28, 2023

On December 22, 2023 the Company bought back and canceled 3,717 shares of Common Stock from a consultant.

As at February 29, 2024, there were 11,908 shares of Common Stock issued and outstanding.

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

Condensed Consolidated Financial Statements

Notes For the Three and Six Months Ended February 29, 2024 and February 28, 2023

NOTE 12. SUBSEQUENT EVENTS

Subsequent to February 29, 2024, the Company reported the following events:

On February 3, 2024, the Company entered into a settlement agreement with a lender to convert the value of a Note for $24,488, including accrued interest, into shares of common stock at a price of $0.0001 per share. The conversions started on March 3, 2024 and were completed by March 20, 2024, with the Company issuing 4,083 shares of common stock for repayment of $24,500.

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