Form 10-K
period 2024-08-31
NITCHES INC
filed 2025-09-16
CIK 772263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2024

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

(678) 999-6242

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was $569,280.

As of September 15, 2025 the Registrant had 336,821,595 issued and outstanding shares of common stock.

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

On November 5, 2020, International Ventures Society, LLC, a Nevada limited liability company, was appointed custodian of the Company pursuant to an Order of District Court of Clark County, Nevada. On November 6, the Company adopted amended Articles of Incorporation, which created the 2020 Series A Preferred Stock, with one share authorized. This one share effectively controls the Company by representing no less than 60% of all combined votes of Common and Preferred Stock at any time and was issued to International Ventures Society LLC on the same day.

On December 16, 2020, International Ventures Society, LLC sold the one outstanding share of 2020 Series A Preferred Stock to Accelerate Global Market Solutions, a change of control transaction that resulted in John Morgan becoming CEO and launching the Company’s new business plan.

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

On April 5, 2022, the Company executed amended loan notes which, in each case, changed the conversion terms from $0.60 per share* to a 50% discount to the lowest market price experienced in the 20 trading days prior to conversion. Following this, on July 21, 2022, the Company announced it had repaid all outstanding loan notes and convertible loan notes, leaving the Company completely debt-free.

On November 25, 2022, the Company announced that it had ceased its involvement in the Metaverse project to focus on selling merchandise in the short term.

On March 22, 2023, the Company announced an expansion into the liquor industry with the launch of lifestyle of spirits, focused on the launch of an exclusive premium aged whiskey under the ‘Tover’ brand name.

On May 18, 2023, the Company announced a collaboration with the Association of Luxury Suite Directors (‘ALSD’) as an exclusive vendor, providing premium staff clothing for the 2023 ALSD Conference and Tradeshow on July 9-11 at JW Marriott Indianapolis.

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

On February 28, 2024, the Company announced a partnership with Alamo Distillery to launch Tover Spirits.

On June 10, 2024, the Company effectuated a 1 for 60,000 reverse stock split on its common stock.

*prior to subsequent reverse share split of 1:60,000 on June 10, 2024

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

Management believes we will not need an actual sales team to market our white-labeled products as our stable of Social Media Partners each have a built-in market to advertise their merchandise simply by featuring their own brand merchandise in their social media content.

Management plans to create an equity incentive program whereby our Social Media Partners can earn and vest shares of our common stock by achieving certain social media analytics and sales thresholds thereby being compensated for the strength of their social media follower base.  Management believes this strategy will be key to attracting strong social media influencers as their modus operandi is capitalizing on their influence, or follower base. We do not anticipate launching our equity incentive plan before the 4th quarter of 2025 and do not yet have a specific time-frame for doing so.

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

A run-down of our agreements with each of our Social Media Partners follows:

On March 8, 2022, Nitches signed an agreement with visual artist Anthony Piper will design and write the creative concepts around the collaborative “Peace on Marz” campaign. “Peace on Marz” is the result of a collaboration with Viral Vegan Influencer and Filmmaker John Lewis to create a luxury athleisure clothing collection and comprehensive NFT strategy aimed at protecting our planet.  An important part of the project is developing an animated story for “Peace on Marz,” which will have a similar creative artistic flair as to Trill League, his celebrated web comic and graphic novel. Trill League is a hip-hop infused vision of a black superhero universe. For the “Peace on Marz” campaign, Piper will develop and creative direct a new Intellectual Property (IP) consisting of multi-faceted Marz Variant characters, eye-catching drawings and compelling storylines.

On March 22, 2022, Nitches signed an agreement to design a limited-edition capsule collection with illustrious Football Coach Steve Calhoun and his Armed and Dangerous Football Camp. The pro-style training camps “prepare quarterbacks, wide receivers, tight ends, running backs, defensive backs, safeties and linebackers for the next level and beyond.”  In addition to designing a capsule collection of branded clothing and apparel items, Nitches’ renowned artists will work with Armed and Dangerous to create collectible NFTs (non-fungible tokens) that can be used by buyers as Digital Art.  Management’s strategy uses the white-labeled sporting goods ordered under this influencer’s brand to further develop relationships with manufacturers of high margin goods as a necessary step in diversifying the Nitches branded product lines outward from the “athleisure” clothing.

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

On November 25, 2022, management decided to close-down all of its metaverse and NFT initiatives due to prohibitive costs of development, uncertainty of their monetization, and the early results of so-called industry leaders in metaverse development.  The only remaining activities/initiatives involving NFTs are in regard to our Nitches OVS platform, as described below.

Additionally, management abandoned plans to accept cryptocurrency for our online stores due to volatility of price and the concerns this created for management in managing its supply chain.  We had not yet begun to accept any cryptocurrencies in our online store(s).

The Company finalized its obligations to assist and launch the Peace on Mars (POM) NFT collection on behalf of the project owner, our Social Media Partner, John Lewis.  The Company had responsibility to contract with the artist and pay the fees to mint the collection on opensea.io.  The collection has been minted and can be viewed at the following address: https://opensea.io/collection/peace-on-marz.  Custody of the NFT will be with the individual that goes to the link to mint it, from there it will be distributed to the individual users digital (Ethereum) wallet.  The purpose of the making the POM NFTs available for minting is just to build brand recognition for POM.

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

Anti-Knockoff Owner Verification System (OVS™)

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

The Company believes registering the product and its unique QR code as an NFT will help protect each brand and their name, image and likeness as well as make the purchase of its goods a unique irreplaceable experience for customers by owning a unique wearable NFT clothing item.  The Company believes this will increase engagement with the Company’s social media presence creating an on-line community of its customers thereby improving brand identity for the Company - while also preventing counterfeiting and allowing true verification (consumers and customers can verify they are real and authentic) of authentication (authenticity) of its products with various entertainers, celebrities and social media influencers. However, the Company does not believe the NFT will have any value separate from the value of the physical item and purchasers of the physical goods should not expect any capital appreciation of the NFT.

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

Management believes it is quite possible an NFT OVS verified good may sell for more on a secondary market than an unverified good but does not assert any particular expertise in how development of the metaverse and NFTs will go from here.  It only asserts that we believe there is a need to verify the authenticity of purchase goods which the NFTs minted with the Nitches OVS App.  Purchasers of NFTs including those minting NFTs with the Nitches OVS App should be advised that NFT are not a reliable store of value and that they may lose any and all money or other costs incurred in obtaining custody of an NFT.

A second phase of our growth plan will be to consult for, partner with, or acquire our manufacturing vendors to rework their supply chains to qualify for certain Sustainable Manufacturing Certifications. We have not yet begun any partnerships with any manufacturers and, so far, only vendor-customer relationships with the manufacturers we have done business with.

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

Management believes this phase of our business plan will lead to residual streams of income from the financing we provide to our manufacturing partners.  As these streams of income mature and become more credit-worthy, our plan is to bundle those streams of income - whose credit is bolstered by the marketing of our Nitches lifestyle influencers - to offer a corporate bond, the proceeds of which will be used to finance the expansion and creation of a totally sustainable supply chain and distribution chain for our global manufacturers. Because the use of funds would be used to scale sustainable “carbon-neutral” manufacturing, management believes such financing would qualify as for “ESG” (Environmental, Social, or Governance) financing. “ESG investing is investing in companies that score highly on environmental and societal responsibility scales as determined by third-party, independent companies and research groups. “ESG investing is investing in companies that score highly on environmental and societal responsibility scales as determined by third-party, independent companies and research groups.” Management believes Nitches will score well on such scales by living our company ethos and vision -- as well as through the use of consultants who are expert in qualifying for ESG investing.

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

Company Ethos, Vision is reflected in the Nitches Brand

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

Five Operating Keys to Nitches

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

Impact of Macroeconomic Events and Uncertainty

The Company has assessed the impact of macroeconomic events and uncertainty, including climate change, current wars and threats of war globally, COVID 19 and supply chain threats. At the Company’s current stage of development, each of these threats has had and, we believe, will continue to have, a limited effect on the Company’s operation.

Available Information and Reports to Security Holders

Our reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports filed by our executive officers, directors and 10% shareholders, and amendments to those reports, proxy statements, information statements, and other information are all filed with the SEC. Our SEC filings will also be available to the public from commercial document retrieval services and at the website maintained by the SEC at http://www.sec.gov.

Our website address is http://www.nitchescorp.com. Information contained on the website does not constitute part of this report. We have included our website address in this report solely as an inactive textual reference.

ITEM 1A. RISK FACTORS

We are a “smaller reporting company”, as defined in Item 10(f)(1) of Regulation S-K, and therefore are not required to provide the information specified in Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity and Data Privacy Risks

We are subject to cybersecurity and data privacy risks. Cyberattacks and security vulnerabilities could lead to increased costs, liability claims, or harm to our competitive position.

Cybersecurity Risks

Our operations and the operations of our partners involve the storage, transmission, and processing of third parties’ and our data, including personal, confidential, or proprietary information. This data is subject to privacy and security laws, regulations, and customer-imposed controls. Cybercriminals use a variety of methods to exploit potential vulnerabilities in our systems, products, and services. Sophisticated attacks could result in unauthorized access, loss, misuse, disclosure, modification, or destruction of this data.

We are committed to protecting our third parties’ and our data. Despite efforts, our systems, products, and services remain vulnerable to attacks.

Data Privacy

Data privacy issues are becoming increasingly significant due to the rapidly changing legal and regulatory landscape. Compliance with global and local data privacy laws requires ongoing investment in our information technology and employee training and will continue to impact our business.

Governance and Oversight

We should have a formal risk management program that addresses cybersecurity and data privacy risks. This program should include regular reporting to our senior management and Board of Directors, who provide oversight and direction. We have not established an enterprise risk management framework to assess and prioritize these risks.

Incident Response

We maintain an incident response plan that includes policies and procedures for notifying affected third parties and complying with applicable laws.

Investments in Cybersecurity

We will continually invest in our cybersecurity capabilities to protect our assets and those of our third parties. This potentially will include investment in advanced threat detection, encryption, and other security measures.

Recent Cybersecurity Incidents

During the last fiscal year, we did not experienced any cybersecurity incidents.

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

Holders of Record

As of September 15, 2025, there were 336,821,595 shares of Common Stock outstanding held by 83 holders of record.

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

Recent Sales of Unregistered Securities

On January 23, 2023, the Company re-issued to the CEO the one share of Preferred Stock Series A which was previously converted into common stock and then retained as treasury stock by the Company. The value of this issuance was evaluated as $1,000,000.

Between September 7, 2023 and January 8, 2024, the Company issued 4,913* shares of Common Stock to an investor in satisfaction of amounts due and owing under a convertible promissory note.

Between January 22, 2024 and February 29, 2024, the Company issued 4,983* shares of Common Stock to an investor in satisfaction of amounts due and owing under a convertible promissory note.

Between March 6, 2024 and March 21, 2024, the Company issued 4,083* shares of Common Stock to an investor in satisfaction of amounts due and owing under a convertible promissory note.

On June 20, 2024, the Company issued 1,999,967 shares of Common Stock to its CEO as partial compensation for services rendered. These shares were issued at par.

On June 24, 2024, the Company issued 5,604 shares of Common Stock to existing shareholders to correct fractional share holdings post reverse split. The value of this issuance was $33,630.

On September 16, 2024, the Company issued 20,000,000 shares of Common Stock to its CEO as partial compensation for services rendered. The value of this issuance was $46,600,000.

Between September 25, 2024 and November 27, 2024, the Company issued 16,800,000 shares of Common Stock to an investor in satisfaction of amounts due and owing under a convertible promissory note.

On November 4, 2024, the Company issued 100,000,000 shares of Common Stock to its CEO as partial compensation for services rendered. The value of this issuance was $680,000.

On March 3, 2025, the Company issued 200,000,000 shares of Common Stock to its CEO as partial compensation for services rendered. The value of this issuance was $1,480,000.

* Adjusted to reflect 1:60,000 reverse stock split effectuated on June 10, 2024.

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

We define our accounting periods as follows: “Fiscal 2024” – September 1, 2023 through August 31, 2024.

This Management’s Discussion and Analysis (“MD&A”) reports on the operating results and financial condition of the Company for the years ended August 31, 2024 and 2023. The MD&A should be read in conjunction with the Company’s financial statements for the year ended August 31, 2024 (“Annual Financial Statements”).

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

On December 16, 2020, International Ventures Society, LLC sold the one outstanding share of 2020 Series A Preferred Stock to Accelerate Global Market Solutions, Inc., a change of control transactions that resulted in John Morgan becoming CEO. This share of 2020 Series A Preferred Stock was converted into 100,000,000 shares of Common Stock on November 4, 2021, subsequently adjusted to 1,667 by the 1 for 60,000 reverse stock split effectuated on June 10, 2024. The share of 2020 Series A Preferred Stock was subsequently re-issued to John Morgan on January 23, 2023.

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

Comparison of Year Ended August 31, 2024 to Year Ended August 31, 2023 (Restated)

Results of Operations

	Year ended August 31,			Percent
	2024	2023	Change	Change
		(Restated)
Revenues	$4,830	$4,224	$606	14.3%
Gross loss	(146,744)	(17,130)	(129,614)	756.6%
Operating expenses	(485,592)	(426,198)	(59,394)	13.9%
Other expense	(2,211,041)	(1,266,990)	(944,051)	74.5%
Net loss	$(2,843,377)	$(1,710,318)	$(1,133,059)	66.2%

Net revenues for the year ended August 31, 2024 were $4,830, as compared to $4,224 for the year ended August 31, 2023, due to a slight increase in sales through our Miles Davis clothing line.

Gross loss for the year ended August 31, 2024 was $(146,744), as compared to a loss of $(17,130) for the year ended August 31, 2023. The increased loss was caused by writing off the value of our inventory due to slow sales.

Total operating expenses were $485,592 for the year ended August 31, 2024, compared to $426,198 for the year ended August 31, 2023. The change is primarily derived from an increase in selling, general, and administrative expenses of $59,394 in 2024.

Other expense was $(2,211,041) for the year ended August 31, 2024 compared to $(1,266,990) for the year ended August 31, 2023. The $944,051 increase in expense was caused by increases in (i) loan interest, (ii) non-cash interest, (iii) amortization of debt discount, and (iv) loss on the revaluation of derivative liabilities.

For the year ended August 31, 2024, the Company reported a net loss of $(2,843,377) as compared to a net loss of $(1,710,318) for the year ended August 31, 2023.

Restatement of the Year Ending August 31, 2023

Certain of the Company’s previously filed annual audited financial statements should no longer be relied upon and a restatement is required for these previously issued financial statements. The Company has restated herein the financial statements as of and for the year ended August 31, 2023, previously issued on December 7, 2023. The Company has also restated related amounts within the accompanying footnotes to the financial statements to conform to the corrected amounts in the financial statements.

The Company has evaluated and concluded that the misstatement was material to its previously issued financial statements.

Restatement Background

The Company determined several errors within the audited financial statements for the year ending August 31, 2023, including (1) presentational errors connected with convertible loans advanced to the Company with the related party loan amounting to $50,000 including debt discount $1,924 with the minor interest accrual offset; (2) the re-issuance of one share of Preferred Stock Series A to the CEO, which should have been accounted for at the value of the beneficial conversion feature embedded within the stock, resulting in an increase in costs for the year of $1,000,000; and (3) the miscalculation of derivative liabilities embedded within the convertible loan notes, resulting in an increase in costs of change in derivative liability of $303,440, an increase in interest accrual of $18,001, offset by $648 due to a presentational issue,  and a decrease in derivative liability of $134,828; this affected a miscalculation of non-cash interest connected with the issuance of the related said convertible loan notes, which resulted in a reduction in costs of $420,268.

Description of Restatement Reconciliation Tables

In the following tables, the Company has presented a reconciliation of the previously issued balance sheets from prior periods as previously reported to the restated amounts as of August 31, 2023, as well as the previously issued statements of operations and statements of cash flows from the prior periods as previously reported to the restated amounts for the year ended August 31, 2023. The statement of stockholders’ equity for the year ended August 31, 2023 has been restated for the correction to net loss.

	As at August 31, 2023
	Previously Reported	Restated Impacts	Restated Reference	As Restated
ASSETS
Current assets
Cash and cash equivalents	$344	$-		$344
Deposits & prepayments	8,500	-		8,500
Inventory	135,030	-		135,030

Total current assets	143,874	-		143,874

Fixed assets
Property, plant & equipment	8,649	-		8,649
Accumulated depreciation	(3,599)	-		(3,599)
Software	11,900	-		11,900
Other intangible assets	21,000	-		21,000
Accumulated amortization	(3,220)	-		(3,220)

TOTAL ASSETS	$178,604	$-		$178,604

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$10,020	$18,649	3(b)	$28,669
Loans & notes payable, short-term or current	137,610	(48,596)	1(a)(b)	89,014
Related party loans and notes payable, short-term or current	3,036	48,076	1(a)	51,112
Derivative liability	384,524	(134,828)	3(a)	249,696

TOTAL LIABILITIES	535,190	(116,699)		418,491

STOCKHOLDERS’ DEFICIT
Convertible preferred shares: par value $0.001, 10,000,000 authorized and 8,999,999 undesignated as at August 31, 2023 and 2022	-	-		-
Series A shares: 1 share designated Series A shares: 1 and nil shares issued and outstanding at August 31, 2023 and 2022, respectively	-	-		-
Series B shares: 1,000,000 shares designated Series B shares: Nil shares issued and outstanding at August 31, 2023 and 2022	-	-		-
Common stock: par value $0.001, 750,000,000 and 300,000,000 authorized and 5,729 and 946 issued and outstanding at August 31, 2023 and 2022, respectively	6	-		6
Additional paid-in capital	30,568,394	1,000,000	2	31,568,394
Accumulated deficit	(30,924,986)	(883,301)		(31,808,287)

TOTAL STOCKHOLDERS’ DEFICIT	(356,586)	116,699		(239,887)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$178,604	$-		$178,604

	For the year ended August 31, 2023
	Previously Reported	Restated Impacts	Restated Reference	As Restated
Revenues	$4,224	$-		$4,224

Cost of goods sold	21,354	-		21,354

Gross loss	(17,130)	-		(17,130)

Operating expenses
Selling, general & administrative expenses	420,811	128	1(b)	420,939
Depreciation & amortization	5,259	-		5,259

Total operating expenses	426,070	128		426,198

Net operating loss	(443,200)	(128)		(443,328)

Other income (expenses)
Bank charges	(1,555)	-		(1,555)
Bank/loan interest accrued	(18,649)	-		(18,649)
Non-cash interest, convertible loan	(457,801)	420,268	3(b)	(37,533)
Amortization of debt discount	(128,090)	-		(128,090)
Gain (loss) on revaluation of derivative liability	222,277	(303,440)	3(a)	(81,163)
Preferred stock and warrants issued for services	-	(1,000,000)	2	(1,000,000)

Total other income (expenses)	(383,818)	(883,172)		(1,266,990)

Net loss before income taxes	$(827,018)	$(883,300)		$(1,710,318)

Provision for corporation taxes	-	-		-

Net loss	$(827,018)	$(883,300)		$(1,710,318)

Net loss per share	$(253.14)	$(327.27)		$(633.70)

Weighted average shares outstanding	3,267	2.699		2,699

	For the year ended August 31, 2023
	Previously Reported	Restated Impacts	Restated Reference	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(827,018)	$(883,300)		$(1,710,318)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	5,259	-		5,259
Stock issued for services	-	200,000	4	200,000
Amortization of debt discount	128,090	-		128,090
(Gain) loss on revaluation of derivative liability	(222,277)	303,440	3(a)	81,163
Non-cash interest, convertible loan	457,801	(420,268)	4(b)	37,533
Preferred stock and warrants issued for services	-	1,000,000	2	1,000,000
Changes in operating assets and liabilities:
Accounts payable and other current liabilities	(11,980)	68,649	1(b)	56,669
Inventory	(4,480)	-		(4,480)
Due to related party	-	(8,964)	1(a)4	(8,964)
Other current assets	(8,500)	-		(8,500)

NET CASH (USED IN) OPERATING ACTIVITIES	(483,105)	259,557		(223,548)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale (purchase) of intangible assets	(24,500)	-		(24,500)

NET CASH PROVIDED BY INVESTING ACTIVITIES	(24,500)	-		(24,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of equity	287,000	(200,000)	4	87,000
Proceeds from (repayment of) debt instruments	158,521	(68,521)	1(a)4	90,000
Related party loans	(8,964)	8,964	1(a)4	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	436,557	(259,557)		177,000

NET INCREASE (DECREASE) IN CASH	(71,048)	-		(71,048)

Cash, beginning of year	71,392	-		71,392

Cash, end of year	$344	$-		$344

Supplemental schedules of non-cash investing and financing activities
Original debt discount	$-	$9,000	5	$9,000
Initial debt discount and derivative liability created	$-	$140,000	5	$140,000
Related party accrual reclassified into convertible loan	$-	$50,000	5	$50,000
Conversion of debt to equity	$-	$-		$-

Supplemental disclosure of cash flow information
Federal income taxes paid	$-	$-		$-
Interest paid	$-	$-		$-

Note 1. Relates to an error in presentation of the convertible promissory notes, whereby (a) one of the notes was from a related party and should have been presented as such, and (b) interest was miscalculated and included in the convertible loan note balance instead of in accrued expenses. While this has a presentational effect only on the balance sheet and cash flow statement, there is no effect on the income statement.

Note 2. Relates to an error arising from the re-issuance of the one outstanding share of preferred stock series A, whereby such re-issuance was originally at par, but should have been assigned a beneficial conversion feature valuation, which is $1,000,000. The net effect on the originally filed income statement is, therefore, an additional cost of $1,000,000. The net effect on the balance sheet is an increase in stockholders’ deficit of $1,000,000 and an increase in additional paid-in capital of the same amount. There is no net effect on the cash flow statement.

Note 3. Relates to (a) a miscalculation of derivative liability. The revised liability at the year end is $249,696, a reduction of $134,828 from the original amount. The change for the income statement is from a gain of $222,277 to a loss of $81,163, a difference of $303,440. There is no net effect on the cash flow statement; and (b) a miscalculation of non-cash interest. The revised amount is a cost of $37,533 instead of $457,801, a difference of $420,268. There is no net effect on the cash flow statement.

Note 4. An issuance of stock for $200,000, including repayment of debt instruments of $$68,521 and related party loans of $8,964, was wrongly stated within Cash Flows from Financing Activities but should have been included in Cash Flows from Operating Activities, and has been corrected.

Note 5. Non-cash activities related disclosures in the Statement of Cash Flows which was missed in prior reporting and is now included.

Liquidity and Capital Resources

As of August 31, 2024, the Company had $59,991 in cash to fund its operations. The Company reported a working capital deficit of $(2,270,127) on August 31, 2024, as compared to $(274,617) at August 31, 2023, representing an increase in working capital deficit of $1,995,510.

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

Operating Activities

For the year ended August 31, 2024, net cash flow used by operating activities was $370,353, compared to $223,548 for the year ended August 31, 2023.

Investing Activities

For the year ended August 31, 2024, net cash flow used by investing activities was nil, compared to $24,500 for the year ended August 31, 2023.

Financing Activities

Net cash flows provided by financing activities for the year ended August 31, 2024, were $430,000, of which $11,000 was from sales of common stock shares and $419,000 in proceeds from borrowings, compared to $177,000 for the year ended August 31, 2023.

Liquidity and Capital Resource Measures

The Company’s primary source of liquidity has been sales of equity and third party and related party convertible loans.

Going Concern

The Company has experienced a net loss and had an accumulated deficit of $34,651,664 as of August 31, 2024. The Company has a working capital deficit of $2,270,127 as at August 31, 2024.

These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of the financial statements. Management expects substantial additional expenses over the next several years as their commercial activities increase.

These financial statements for the year ending August 31, 2024 have been prepared assuming the Company will continue as a going concern, which is dependent upon the Company’s ability to generate future profits and/or obtain necessary financing to meet its obligations as they come due.

The management has committed to an aggressive growth plan for the Company. The Company’s future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses. Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operations, or if obtained, upon terms favorable to the Company.

Transactions with Related Parties

Shares Issued to the CEO

In addition to an annual salary, the Company also compensates the CEO with shares, including the following issuances:

On March 9, 2023, the Company issued 3,333 shares of Common Stock to the CEO for services of $3, or $0.001 per share. These shares were issued at par value, which was $200,000 (note: this was prior to the reverse split of 1:60,000, meaning that 200,000,000 shares were originally issued), as they were subsequently cancelled..

On December 22, 2023, the Company cancelled 3,717 shares of Common Stock previously issued to the CEO, at par value.

On June 20, 2024, the Company issued 1,999,967 shares of Common Stock to the CEO at par value.

At August 31, 2024, the CEO held 2,000,001 shares of Common Stock and one share of Preferred Stock Series A.

Transactional Support Received from the CEO

The CEO, John Morgan, provides transactional and financial support for the Company on an informal basis by paying for certain items on behalf of the Company and being compensated subsequently.

As at August 31, 2024, the Company owed Mr. Morgan a total of $50,000, detailed in a formal convertible promissory note with no fixed schedule for repayment of this amount. Payment will be made when the Company has sufficient cash to do so.

Critical Accounting Policies

Refer to Note 2 in the Financial Statements for a summary of recently adopted and recently issued accounting standards and their related effects or anticipated effects on our results of operations and financial condition.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Inflation and Changing Prices

We do not believe that inflation or changing prices for the years ended August 31, 2024 and 2023 had a material effect on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company”, as defined in Item 10(f)(1) of Regulation S-K, and therefore are not required to provide the information specified in Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NITCHES, INC.

ANNUAL REPORT

FOR THE YEAR ENDING AUGUST 31, 2024 AND 2023

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Nitches, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nitches Inc. (“the Company”) as of August 31, 2024 and 2023, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended August 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit, does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Retrospective Adjustment for Reverse Stock Splits

We also have audited the retrospective adjustments to the 2023 financial statements to retrospectively apply the change due to reverse stock splits as described in Note 2. In our opinion, such retrospective adjustments are appropriate and have been properly applied.

Explanatory Paragraph – Restatement of previously issued financial statements

As described in Note 14, the financial statements for the year ended August 31 2023 have been restated. We audited the adjustments described in Note 14 that were applied to restatement 2023 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

We determined that there are no critical audit matters.

/s/ RBSM LLP

We have served as the Company’s auditor since 2024.

PCAOB ID 587

New York, NY

September 16, 2025

NITCHES, INC.

Balance Sheet

	Notes	As at August 31, 2024	As at August 31, 2023
			(Restated)
ASSETS
Current Assets
Cash and cash equivalents	2	$59,991	$344
Inventory	2	-	135,030
Deposits & prepayments	4	2,000	8,500
Total Current Assets		61,991	143,874

Fixed Assets
Property, plant & equipment	5	8,649	8,649
Accumulated depreciation	5	(6,481)	(3,599)
Software	6	-	11,900
Other intangible assets	6	-	21,000
Accumulated amortization	6	-	(3,220)

TOTAL ASSETS		$64,159	$178,604

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses		$96,863	$28,669
Convertible loans & notes payable, short-term or current, net of debt discount of $173,463 and $9,986, respectively	7	309,437	89,014
Related party convertible loans & notes payable, short-term or current, net of debt discount of nil and $1,924, respectively	7,12	50,000	51,112
Derivative liability	10	1,875,818	249,696

TOTAL LIABILITIES		2,332,118	418,491

STOCKHOLDERS’ DEFICIT
Convertible preferred stock: par value $0.001, 10,000,000shares authorized, 7,999,999 and 9,999,999 shares undesignated as of August 31, 2024 and 2023, respectively		-	-
Series A shares: 1 share designated, 1 share issued and outstanding as of August 31, 2024 and 2023	8	-	-
Series C shares: 1,000,000 shares designated, 200 and nil shares issued and outstanding as of August 31, 2024 and 2023, respectively	8	-	-
Series D shares: 1,000,000 shares designated, 3,667 and nil shares issued and outstanding as of August 31, 2024 and 2023, respectively	8	4	-
Common stock: par value $0.001, 1,000,000,000 and 750,000,000 authorized and 2,021,562 and 5,729 issued and outstanding at August 31, 2024 and 2023, respectively	8	2,021	6
Additional paid-in-capital		32,381,680	31,568,394
Accumulated deficit		(34,651,664)	(31,808,287)
TOTAL STOCKHOLDERS’ DEFICIT		(2,267,959)	(239,887)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$64,159	$178,604

See accompanying notes to these financial statements.

NITCHES, INC.

Statement of Operations

	For the Year Ended August 31,
	2024	2023
		(Restated)

Revenues	$4,830	$4,224

Cost of goods sold	16,544	21,354
Inventory write-off	135,030	-

Gross loss	(146,744)	(17,130)

Operating expenses
Selling, general & administrative expenses	453,031	420,939
Impairment of intangible assets	27,300	-
Depreciation & amortization	5,261	5,259

Total operating expenses	485,592	426,198

Net operating loss	(632,336)	(443,328)

Other income (expenses)
Bank charges	(1,017)	(1,555)
Bank/loan interest accrued	(28,789)	(18,649)
Non-cash expense	(1,423,316)	(37,533)
Amortization of debt discount	(246,835)	(128,090)
Gain (loss) on revaluation of derivative liability	(497,284)	(81,163)
Preferred stock and warrants issued for services	(13,800)	(1,000,000)

Total other income (expenses)	(2,211,041)	(1,266,990)

Net loss before income taxes	$(2,843,377)	$(1,710,318)

Provision for income taxes	-	-

Net loss	$(2,843,377)	$(1,710,318)

Net loss per share	$(7.01)	$(633.70)

Weighted average shares outstanding	405,713	2,699

See accompanying notes to these financial statements.

NITCHES, INC.

Statement of Changes in Stockholders’ Deficit

	Preferred Stock		Common Stock
	Shares	Value	Shares	Value	Additional Paid-In- Capital	Accumulated Deficit	Total

Balance, September 1, 2022	-	$-	946	$2	$30,281,398	$(30,097,969)	$183,431

Preferred stock issued for services	1	-	-	-	1,000,000	-	1,000,000
Common stock issued for services	-	-	3,333	3	199,997	-	200,000
Common stock issued for cash	-		1,450	1	86,999	-	87,000
Net loss, year ending August 31, 2023	-	-	-	-	-	(1,710,318)	(1,710,318)

Balance, August 31, 2023 (Restated)	1	$-	5,729	$6	$31,568,394	$(31,808,287)	$(239,887)

Preferred stock and warrants issued for services	200	-	-	-	13,800	-	13,800
Preferred stock issued for cash	3,667	4	-	-	10,996	-	11,000
Common stock issued for services	-	-	1,999,967	2,000	-	-	2,000
Common stock cancelled for services	-	-	(3,717)	(4)	4	-	-
Common stock issued to repay debt	-	-	13,979	14	754,861	-	754,875
Common stock issued on reverse split	-	-	5,604	5	33,625	-	33,630
Net loss, year ended August 31, 2024	-	-	-	-	-	(2,843,377)	(2,843,377)

Balance, August 31, 2024	3,868	$4	2,021,562	$2,021	$32,381,680	$(34,651,664)	$(2,267,959)

See accompanying notes to these financial statements.

NITCHES, INC.

Statement of Cash Flows

	Year Ended August 31,
	2024	2023
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,843,377)	$(1,710,318)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	5,261	5,259
Stock issued for services	2,000	200,000
Stock issued for reverse split	33,630	-
Amortization of debt discount	246,835	128,090
(Gain) loss on revaluation of derivative liability	497,284	81,163
Non-cash expense	752,330	37,533
Loss on conversion of loans into common stock	670,986	-
Impairment of intangible assets	27,300	-
Inventory write-off	135,030	-
Preferred stock and warrants issued for services	13,800	1,000,000
Changes in operating assets and liabilities:
Accounts payable and other current liabilities	82,068	56,669
Due to related party	-	(8,964)
Inventory	-	(4,480)
Other current assets	6,500	(8,500)
NET CASH (USED IN) OPERATING ACTIVITIES	(370,353)	(223,548)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale (purchase) of intangible assets	-	(24,500)
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	(24,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of equity	11,000	87,000
Proceeds from (repayment of) debt instruments	419,000	90,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	430,000	177,000

NET INCREASE (DECREASE) IN CASH	59,647	(71,048)

Cash, beginning of year	344	71,392
Cash, end of year	$59,991	$344

Supplemental schedules of non-cash investing and financing activities
Original debt discount	$41,900	$9,000
Initial debt discount and derivative liability created	$408,335	$140,000
Related party accrual reclassified into convertible loan	$-	$50,000
Conversion of debt to equity	$83,875	$-

Supplemental disclosure of cash flow information
Federal income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to these financial statements.

NITCHES, INC.

Notes For the Years Ending August 31, 2024 and 2023

NOTE 1. NATURE AND BACKGROUND OF BUSINESS

The accompanying financial statements include Nitches, Inc. (the ‘Company’, ‘we’ or ‘us’), a Nevada corporation.

Nitches Inc is a diversified company that specializes in creating merchandise, manufacturing high end luxury brands, goods and collectibles for influencers and celebrities. Nitches is focused on sports clothing, athleisure brands, sustainable products, NFTs and technology. We are also taking tremendous steps to protect Nitches and our clients’ intellectual property by innovating technology to help prevent counterfeiting. In addition to the merchandise and manufacturing, Nitches is partnering with brands that are innovating outside of the box. Our business model is anchored in a long-term vision that builds on the heritage of our brands and stimulates creativity and excellence. Nitches empowers brands, celebrities and influencers with customized merchandise to increase their bottom line from their notoriety and social fame in this social age.

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

On November 25, 2022, the Company announced that it had ceased its involvement in the Metaverse project to focus on selling merchandise in the short.

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

NITCHES, INC.

Notes For the Years Ending August 31, 2024 and 2023

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

On June 10, 2024, the Company effectuated a 1 for 60,000 reverse stock split on its common stock.

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

On June 10, 2024, the Company effected a 1-for-60,000 reverse stock split. The impact of this transaction is reflected within all common stock, options, and warrant information retrospectively in these financial statements.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Update (“ASU”) 2014-09, “Revenue from contracts with customers,” (Topic 606). Revenue is recognized when a customer obtains control of promised goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company expects to recognize revenues as the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied.

The Company generated revenues of $4,830 and $4,224 for the years ended August 31, 2024 and 2023, respectively.

Cost of Goods Sold

Our Cost of Revenues includes the cost of materials and related costs, such as shipping. With respect to sales made through the Company’s sales agent, we include in our costs of revenues any commissions paid to agents for the specific sales that they make. All other sales-related expenses are included in selling, general and administrative costs.

The Company incurred costs of goods sold of $16,544 and $21,354 for the years ended August 31, 2024 and 2023, respectively.

NITCHES, INC.

Notes For the Years Ending August 31, 2024 and 2023

Financial Instruments

The Company’s financial instruments include cash, accounts payables, accrued liabilities and debt and are accounted for under the provisions of ASC Topic 825, “Financial Instruments”. The carrying amount of these financial instruments as reflected in the balance sheets approximates fair value.

Fair Value of Financial Instruments

We adopted the guidance of ASC-820 for fair value instruments, which clarifies the definition of fair value, prescribes methods for determining fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value, as follows:

Level 1Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2Inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market

Level 3Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts for cash, accounts receivable, accounts payable and accrued expenses, and loans payable approximate their fair value based on the short-term maturity of these instruments. We identified assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with the accounting guidance as at August 31, 2024 and 2023, as detailed in Note 9, Derivative Liabilities.

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. We elected to apply the fair value option to outstanding instruments.

Cash and Cash Equivalents

For the Balance Sheet and Statement of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company had no cash equivalents as at August 31, 2024 or 2023 and held cash of $59,991 and $344 at August 31, 2024 and 2023, respectively.

Concentration of Credit Risk

The Company maintains cash balances at financial institutions with accounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of August 31, 2024 and 2023, the Company’s cash balance did not exceed FDIC coverage. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

Accounts Receivable

Accounts receivable are shown net of any allowance for doubtful accounts, determined as such when management has made a decision that an account is not collectible. As at August 31, 2024 and 2023, the allowance for doubtful or non-collectible accounts receivable was nil.

Inventory

Inventory is stated at the lower of purchase cost (First in, First Out method) or net realizable value. As at August 31, 2024, all inventory had been written off and the value held was zero. As at August 31, 2023, the Company held inventory valued at $135,030

Fixed Assets and Depreciation

The Company may own fixed assets of certain types, which are carried at cost less depreciation. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired, or disposed of, the cost and accumulated depreciation are removed from the financial statements, and any

NITCHES, INC.

Notes For the Years Ending August 31, 2024 and 2023

resulting gains or losses are included in income in the year of disposition. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets, according to the following policies:

-Land and buildings, useful life of 40 years, straight-line depreciation of 2.5% annually

-Property and equipment, useful life of 3 years, straight-line depreciation of 33.3% annually

-Lease improvements, useful life of 5 years or the length of the lease, whichever is shorter

-Computer equipment, useful life of 3 years, straight-line depreciation of 33.3% annually

-Motor vehicles, useful life of 3 years, straight line depreciation of 33.3% annually

Intangible Assets

The Company has intangible assets which were acquired via acquisition, and which consist primarily of goodwill and brand name. The Company’s intangible assets represent long-lived assets. As at August 31, 2024 and 2023, the Company held no intangible assets.

Amortization of Definite Life Intangible Assets

Definite life intangible assets are amortized over their estimated useful life. The Company periodically evaluates the carried values of its finite-lived intangible assets to determine whether events and circumstances warrant any revision. During the year ending August 31, 2024, the Company recognized impairment of intangible assets totaling $27,300, with no impairment recognized for the year ending August 31, 2023.

Impairment of Long-Lived Intangible Assets

Long-lived intangible assets, such as goodwill, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable or that the useful life is shorter than the Company had originally estimated. When these events occur, the Company evaluates the impairment for the long-lived assets by comparing the carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets.

No impairment charges were recognized for the year ending August 31, 2024 or 2023.

Leases

The Company determines whether a contract contains a lease at contract inception. A contract contains a lease if there is an identified asset and the Company has the right to control the asset. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses the incremental borrowing rate in determining the present value of lease payments. Leases with a term of twelve (12) months or less at the commencement date are not recognized on the balance sheet and are expensed as incurred.

As of August 31, 2024 and 2023, the Company had not entered into any long-term leases.

Commitments and Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

NITCHES, INC.

Notes For the Years Ending August 31, 2024 and 2023

As of August 31, 2024 and 2023, the Company had no commitments or contingencies.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits as a component of general and administrative expenses. Our federal tax return and any state tax returns are not currently under examination.

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

Basic and Diluted Net Income (Loss) Per Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the financial statements are computed in accordance with Accounting Standards Codification (“ASC”) 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. Potentially dilutive securities are excluded from the calculation of diluted loss per share, if their effect would be anti-dilutive. For periods in which the Company reports net losses, diluted net loss per share is the same as basic net loss per share because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

For the years ending August 31, 2024 and 2023, the Company excluded from the calculation of diluted loss per share potential shares totaling 100,004,386 and 100,434,427 shares, respectively.

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

The Company has adopted a stock option plan. The Company measures compensation expense for all stock-based payment awards, including stock options and restricted stock units granted to employees, directors, and nonemployees, based on the estimated fair value of the awards on the date of grant. Compensation expense is recognized ratably in earnings, generally over the period during which the recipient is required to provide service. The compensation expense is adjusted based on actual forfeitures as necessary.

The stock options vest ratably over the contractual vesting period and the fair value of our awards is estimated on the date of grant using a Black-Scholes option-pricing model. Restricted stock units vest ratably over the contractual vesting period and the fair value of the awards are estimated on the date of grant as the underlying value of the award. Awards with graded vesting features are recognized over the requisite service period for the entire award. The

NITCHES, INC.

Notes For the Years Ending August 31, 2024 and 2023

determination of the grant date fair value of stock awards issued is affected by a number of variables and subjective assumptions, including (i) the fair value of the Company’s common stock, (ii) the expected common stock price volatility over the expected life of the award, (iii) the expected term of the award, (iv) risk-free interest rates, (v) the exercise price, and (vi) the expected dividend yield of our common stock.

Options or warrants issued to consultants, sub-contractors or suppliers are assessed for fair value on issuance and reviewed for fair value at each reporting period, with changes in fair value recorded to the income statement for the relevant period.

For the years ending August 31, 2024 and 2023, the Company recorded no issuances of stock options and there were no stock options outstanding as of August 31, 2024 and 2023.

Convertible Debt Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities”. Professional standards generally provide three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instruments are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re- measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument”.

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

Convertible Equity Instruments

ASC-505-10 provides that a security that is convertible into another security based on a conversion rate is a convertible equity instrument. The Company has designated three classes of convertible preferred equity, being Series A, Series C and Series D. Each has a defined fixed conversion rate for the potential conversion into shares of common stock.

Derivative Liabilities

Derivative financial instruments consist of convertible instruments and rights to shares of the Company’s common stock. The Company assessed that it had derivative liabilities as at August 31, 2024 and 2023, as detailed in Note 10, Derivative Liabilities.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered

NITCHES, INC.

Notes For the Years Ending August 31, 2024 and 2023

a derivative instrument subject to the requirement of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

Concentrations

The Company had the following concentrations as at August 31, 2024 and 2023:

	As at August 31,
	2024	2023
Revenues	100.0%	76.3%
Cost of goods sold supply	100.0%	100.0%
Debt funding	100.0%	100.0%

In each case, the concentration shown is with one party.

Segment Reporting

The Company has evaluated the criteria for segment reporting under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, and has determined that it operates as a single operating and reportable segment. This conclusion is based on the following factors:

-the chief operating decision maker (“CODM”) reviews financial information on an aggregate basis for purposes of evaluating performance and allocating resources.

-the Company’s operations exhibit similar economic characteristics and are managed and reported as a single business unit.

-the Company’s products and services are offered in a consistent manner across its markets, with no discrete business lines requiring separate reporting.

As a result, no additional segment disclosures are required.

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow. Recent pronouncements which will be adopted as appropriate are as follows:

In November 2023, the FASB issued ASU 2023-07 (“Topic 280”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 in the year ended August 31, 2024. The adoption did not have a material effect on the Company’s financial statements.

In December 2023, the FASB issued Accounting Standards Update 2023-09 entitled Improvements to Income Tax Disclosures (ASU 2023-09), which is primarily applicable to public companies and requires a significant expansion of the granularity of the income tax rate reconciliation as well as an expansion of other income tax disclosures. The majority of the disclosures will only be made on an annual basis, although there is a modest expansion of required quarterly income tax disclosures. The amendments in ASU 2023-09 require disclosure of specific income tax categories in the statutory to effective rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. There are also additional disclosures related to taxes paid to local jurisdictions, and to income taxes paid. This information is currently available to the Company but was not a required disclosure. The Company expects to adopt ASU 2023-09 on September 1, 2025.

NITCHES, INC.

Notes For the Years Ending August 31, 2024 and 2023

In March 2024, the FASB issued Accounting Standards Update 2024-01 entitled Scope Application of Profits Interest and Similar Awards (ASU 2024-01) to improve GAAP by adding an illustrative example to demonstrate how an entity should apply the scope guidance to determine whether profits interest and similar awards should be accounted for in accordance with FASB ASC 718, Compensation–Stock Compensation. While profits interest is not defined in GAAP, those interests are differentiated from capital interests held by investors that provide those holders with rights to the existing net assets in a partnership or similar entity. The Company does not expect ASU 2024-01 to have any effect since the Company does not presently issue profits interest awards.

In November 2024, the FASB issued Accounting Standards Update 2024-03 entitled–Reporting Comprehensive Income–Expense Disaggregation Disclosures, Disaggregation of Income Statement Expense (ASU 2024-03). The FASB issued ASU 24-03 to improve the disclosure about a public business entity’s expense and to address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization and depletion) included in commonly presented expense captions (such as cost of sales, SG&A and research and development. This is a disclosure-only standard and the Company expects to adopt ASU 2024-03 on September 1, 2026. There is currently a Proposed Accounting Standards Update that would, if adopted, accelerate the effective date of this standard by one year. If that Proposed standard is adopted, we would expect to adopt ASU 2024-03 on September 1, 2025.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of this report, through the date which the financial statements were available to be issued. Based upon the review, other than as described in Note 15, Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

NOTE 3. GOING CONCERN

In accordance with the requirements of ASC 2415, the Board of Directors have performed an assessment of the entity’s ability to continue as a going concern when preparing financial statements. The Board has considered whether:

•there is an intention to liquidate the Company

•there is an intention to cease operations

•the Company has no realistic alternative but to liquidate or cease operations.

Furthermore, we have considered various events and conditions that may exist and impact the Company individually or collectively may cast significant doubt on the entity’s ability to continue as a going concern.

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

The Company has a limited operating history and had a cumulative net loss from inception to August 31, 2024 of $34,651,664. The Company has a working capital deficit of $2,270,127 as at August 31, 2024.

These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of the financial statements. Management expects to incur substantial additional expenses over the next several years as their commercial activities increase.

These financial statements for the year ending August 31, 2024 have been prepared assuming the Company will continue as a going concern, which is dependent upon the Company’s ability to generate future profits and/or obtain necessary financing to meet its obligations as they come due.

The management has committed to an aggressive growth plan for the Company. The Company’s future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses. Management believes that sufficient funding will be available from additional borrowings and private placements to

NITCHES, INC.

Notes For the Years Ending August 31, 2024 and 2023

meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operations, or if obtained, upon terms favorable to the Company.

NOTE 4. OTHER CURRENT ASSETS

The Company had the following current assets as at August 31, 2024 and 2023:

	August 31, 2024	August 31, 2023
		(Restated)
Prepaid salary CEO	$-	$8,500
Owed by LPHM - accounting fee	2,000	-
Total	$2,000	$8,500

NOTE 5. FIXED ASSETS

The Company holds fixed assets with values at August 31, 2024 and 2023 as follows:

Asset	Useful Life (years)	August 31, 2024	August 31, 2023
			(Restated)
Property and equipment	3	$8,649	$8,649
Accumulated depreciation		(6,481)	(3,599)
Total		$2,168	$5,050

During the year ending August 31, 2024 and 2023, $2,881 and $2,879, respectively, were charged to the Statement of Operations for depreciation.

NOTE 6. INTANGIBLE ASSETS

The Company retained the following intangible assets as at August 31, 2024 and 2023:

Asset	Description	August 31, 2024	August 31, 2023
			(Restated)
Intangible asset	Nitches software app	$-	$11,900
Intangible asset	Tover whisky brand	-	21,000
Accumulated amortization		-	(3,220)
Total		$-	$29,680

During the year ending August 31, 2024, the Company determined that expenditure on the Nitches software app and Tover whisky brand should have been expensed rather than capitalized. The items were, therefore, fully expensed during the year ending August 31, 2024, with charges to the Statement of Operations for the year of $2,380 for amortization and $27,300 for write-off of intangible assets as expense, and $2,380 charged to the Statement of Operations for amortization for the year ending August 31, 2023.

NITCHES, INC.

Notes For the Years Ending August 31, 2024 and 2023

NOTE 7. LOANS AND NOTES PAYABLE

The Company had loans, convertible loans, promissory notes and lines of credit payable as at August 31, 2024 and 2023 totaling $359,437 and $140,126 respectively, as follows:

Description	Principal Amount	Date of Loan Note	Maturity Date	August 31, 2024	August 31, 2023
					(Restated)
Convertible loan from World Market Ventures, 9 months, 9% interest (12% default rate), convertible at the lower of the initial conversion price of $225.00 or 50% of the lowest market price in the preceding 30 trading days. See note (a) below.	$27,500	10/19/2022	7/19/2023	$-	$27,500

Convertible loan from CC Strategic Enterprises LLC, 9 months, 9% interest (12% default rate), convertible at the lower of the initial conversion price of $225.00 or 50% of the lowest market price in the preceding 30 trading days. See note (b) below.	27,500	10/19/2022	7/19/2023	-	27,500

Convertible loan from World Market Ventures, 9 months, 9% interest (12% default rate), convertible at the lower of the initial conversion price of $297.00 or 50% of the lowest market price in the preceding 30 trading days. See note (c) below.	22,000	12/21/2022	9/21/2023	-	22,000

Convertible loan from John Morgan, 6 months, 12% interest (18% default rate), convertible at the lower of the initial conversion price of $297.00 or 50% of the lowest market price in the preceding 30 trading days. This note is in default and is with a related party.	50,000	3/9/2023	9/5/2023	50,000	50,000

Convertible loan from World Market Ventures, 9 months, 9% interest (12% default rate), convertible at the lower of the initial conversion price of $60.00 or 50% of the lowest market price in the preceding 30 trading days. This note is in default.	22,000	7/28/2023	4/28/2024	22,000	22,000

Convertible loan from World Market Ventures, 9 months, 9% interest (12% default rate), convertible at the lower of the initial conversion price of $27.00 or 50% of the lowest market price in the preceding 30 trading days. This note is in default.	16,500	9/26/2023	6/26/2024	16,500	-

Convertible loan from World Market Ventures, 9 months, 9% interest (12% default rate), convertible at the lower of the initial conversion price of $27.00 or 50% of the lowest market price in the preceding 30 trading days. This note is in default.	16,500	10/17/2023	7/17/2024	16,500	-

Convertible loan from World Market Ventures, 9 months, 9% interest (12% default rate), convertible at the lower of the initial conversion price of $15.00 or 50% of the lowest market price in the preceding 30 trading days. This note is in default.	47,300	10/30/2023	7/30/2024	47,300	-

NITCHES, INC.

Notes For the Years Ending August 31, 2024 and 2023

Description	Principal Amount	Date of Loan Note	Maturity Date	August 31, 2024	August 31, 2023
					(Restated)
Convertible loan from World Market Ventures, 9 months, 9% interest (12% default rate), convertible at the lower of the initial conversion price of $15.00 or 50% of the lowest market price in the preceding 30 trading days. This note is in default.	27,500	11/9/2023	8/9/2024	27,500	-

Convertible loan from World Market Ventures, 9 months, 9% interest (12% default rate), convertible at the lower of the initial conversion price of $57.00 or 50% of the lowest market price in the preceding 30 trading days. This note is in default.	27,500	12/21/2023	9/17/2024	27,500	-

Convertible loan from World Market Ventures, 9 months, 9% interest, convertible at the lower of the initial conversion price of $57.00 or 50% of the lowest market price in the preceding 30 trading days. This note is in default.	27,500	1/17/2024	10/9/2024	27,500	-

Convertible loan from World Market Ventures, 9 months, 9% interest (12% default rate), convertible at the lower of the initial conversion price of $57.00 or 50% of the lowest market price in the preceding 30 trading days. This note is in default.	33,000	2/9/2024	11/29/2024	33,000	-

Convertible loan from World Market Ventures, 9 months, 9% interest (12% default rate), convertible at the lower of the initial conversion price of $15.00 or 50% of the lowest market price in the preceding 30 trading days. This note is in default.	47,300	3/11/2024	12/11/2024	47,300	-

Convertible loan from World Market Ventures, 9 months, 9% interest (12% default rate), convertible at the lower of the initial conversion price of $15.00 or 50% of the lowest market price in the preceding 30 trading days. This note is in default.	47,300	3/15/2024	12/15/2024	47,300	-

Convertible loan from World Market Ventures, 9 months, 9% interest (12% default rate), convertible at the lower of the initial conversion price of $12.00 or 50% of the lowest market price in the preceding 30 trading days. This note is in default.	60,500	5/30/2024	2/28/2025	60,500	-

Convertible loan from World Market Ventures, 9 months, 9% interest (12% default rate), convertible at the lower of the initial conversion price of $1.59 or 50% of the lowest market price in the preceding 30 trading days. This note is in default.	33,000	7/12/2024	4/12/2025	33,000	-

Convertible loan from World Market Ventures, 9 months, 9% interest (12% default rate), convertible at the lower of the initial conversion price of $0.75 or 50% of the lowest market price in the preceding 30 trading days. This note is in default.	77,000	8/29/2024	5/29/2025	77,000	-

Loan from John Morgan, 12 months, no interest	$3,036	9/1/2022	9/1/2023	$-	$3,036

NITCHES, INC.

Notes For the Years Ending August 31, 2024 and 2023

	August 31, 2024	August 31, 2023
		(Restated)
Total	$532,900	$152,036

Less debt discount	$(173,463)	$(11,910)

Long-term total	$-	$-

Short-term total	$359,437	$140,126

	As at August 31,
Loans and Notes Amortization	2024	2023
		(Restated)
Due within 12 months	$359,437	$140,126
Due within 24 months	-	-
Due within 36 months	-	-
Due within 48 months	-	-
Due after 48 months	-	-

Total	$359,437	$140,126

Notes

(a) Between September 7, 2023 and January 8, 2024, this loan was converted into shares of common stock at the option of the lender. The full conversion was for $29,475, including interest, and was in return for 4,913 shares of common stock. There was no gain or loss recorded on extinguishment of this note.

(b) Between January 22, 2024 and February 29, 2024, this loan was converted into shares of common stock at the option of the lender. The full conversion was for $29,900, including interest, and was in return for 4,983 shares of common stock. There was no gain or loss recorded on extinguishment of this note.

(c) Between March 6, 2024 and March 21, 2024, this loan was converted into shares of common stock at the option of the lender. The full conversion was for $24,500, including interest, and was in return for 4,083 shares of common stock. There was no gain or loss recorded on extinguishment of this note.

Of the amounts listed, the breakdown between third party convertible loan notes, related-party convertible loan notes and related-party promissory notes is as follows:

		As at August 31,
		2024	2023
			(Restated)
Third-party convertible loan notes	Principal amount due	$482,900	$99,000
	Less debt discount	(173,463)	(9,986)

	Net amount	$309,437	$89,014

Related-party convertible loan notes	Principal amount due	$50,000	$50,000
	Less debt discount	-	(1,924)

	Net amount	$50,000	$48,076

Related party promissory notes	Principal amount due	$-	$3,036

Total interest charged to the statement of operations was $28,789 and $18,649 for the years ending August 31, 2024 and 2023 respectively, net of original issuer discounts.

NITCHES, INC.

Notes For the Years Ending August 31, 2024 and 2023

NOTE 8. CAPITAL STOCK

The Company is a Nevada corporation with shares of preferred and common stock authorized and issued. As at August 31, 2024 and 2023, the Company was authorized to issue Preferred Stock and Common Stock as detailed below.

On March 1, 2024, the Company increased the number of authorized shares of common stock to 1 Billion and also introduced two new series of preferred stock: (1) Lifestyle Spirits 2024 Series C Preferred, with 1,000,000 shares designated and authorized; and (2) Series D Preferred Stock, also with 1,000,000 shares designated and authorized.

On June 10, 2024, the Company executed a 1 for 60,000 reverse split of its shares of common stock. All share numbers referenced herein reflect this reverse split.

Preferred Stock

At August 31, 2024 and 2023 the Company had authorized Preferred Stock in three designations totaling 2,000,001 shares and one designation totaling 1 share, respectively.

Each designation of preferred stock is classified as equity as they are securities that are convertible into another security based on a conversion rate.

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

In March 2022, the Company agreed that it would issue 1 share of Series A Preferred Stock to John Morgan in exchange for the cancellation of 2,917 shares of Common Stock. Those shares were cancelled on March 31, 2022. In fulfillment of this agreement, one share of Series A Preferred Stock was issued to John Morgan on January 23, 2023 recorded at fair value of $1,000,000.

At August 31, 2024 and 2023 the Company had 1 share of Preferred Stock Series A issued and outstanding.

Preferred Stock Series C

The Company is authorized to issue 1,000,000 shares of Series C, with a par value of $0.001 per share. As at September 1, 2021, the Company had no shares of Series C preferred stock issued and outstanding.

On March 15, 2024, the Company issued 200 shares of Series C to a consultant. These shares are convertible into 334 shares of common stock at the option of the holder, for a term of 36 months, and were issued at fair value of $7,863. Each share was issued with one warrant attached, meaning that 200 warrants were issued, each exercisable into one share Preferred Stock Series C at a price of $5.00 per share for eighteen months. These were issued with a fair value of $5,937, with total fair value for the stock and the warrants of $13,800.

NITCHES, INC.

Notes For the Years Ending August 31, 2024 and 2023

At August 31, 2024 and 2023 the Company had 200 and nil shares of Preferred Stock Series C issued and outstanding, respectively.

Preferred Stock Series D

The Company is authorized to issue 1,000,000 shares of Series D, with a par value of $0.001 per share. As at September 1, 2021, the Company had no shares of Series D preferred stock issued and outstanding.

On April 1, 2024, the Company issued 3,667 shares of Series D, at a price of $3.00 per share for cash received of $11,000. The shares are convertible 1:1 into common stock at any time.

At August 31, 2024 and 2023 the Company had 3,667 and nil shares of Preferred Stock Series D issued and outstanding, respectively.

As at August 31, 2024 and 2023, the Company had a total of 3,868 shares and one share of Preferred Stock issued and outstanding, respectively.

Common Stock

As at August 31, 2024, the Company is authorized to issue up to 1,000,000,000 shares of Common Stock with par value of $0.001 per share.

On March 9, 2023, the Company issued 3,333 shares of Common Stock to an employee for services of $3, or $0.001 per share. These shares were issued at par value, which was $200,000 (note: this was prior to the reverse split of 1:60,000, meaning that 200,000,000 shares were originally issued), as they were subsequently cancelled.

On March 14, 2023, the Company issued 217 shares of Common Stock to an investor for investment of $13,000, or $59.91 per share.

On March 27, 2023, the Company issued 200 shares of Common Stock to an investor for investment of $12,000, or $60.00 per share.

On April 3, 2023, the Company issued 233 shares of Common Stock to an investor for investment of $14,000, or $60.09 per share.

On May 5, 2023, the Company issued 250 shares of Common Stock to an investor for investment of $15,000, or $60.00 per share.

On May 26, 2023, the Company issued 267 shares of Common Stock to an investor for investment of $16,000, or $59.93 per share.

On July 7, 2023, the Company issued 283 shares of Common Stock to an investor for investment of $17,000, or $60.07 per share.

Between September 7, 2023 and January 8, 2024, the Company issued 4,913 shares of Common Stock to a debt holder for debt conversion of $29,475, or $6.00 per share.

On December 22, 2023, the Company canceled 3,717 shares of Common Stock from various shareholders. This cancellation was accounted for at par value.

Between January 22, 2024 and February 29, 2024, the Company issued 4,983 shares of Common Stock to a debt holder for debt conversion of $29,900, or $6.00 per share.

Between March 6, 2024 and March 21, 2024, the Company issued 4,083 shares of Common Stock to a debt holder for debt conversion of $24,500, or $6.00 per share.

For the debt conversions made between September 7, 2023 and March 21, 2024, totaling 13,979 shares of Common Stock and $83,875, the Company also booked a loss of $670,986.

NITCHES, INC.

Notes For the Years Ending August 31, 2024 and 2023

On June 20, 2024, the Company issued 5,604 shares of Common Stock to complete a reverse stock split. This issuance was accounted for at fair value of $33,630.

On June 20, 2024, the Company issued 1,999,967 shares of Common Stock to an employee for services of $2,000, or $0.001 per share. The stock was issued at par as it was subsequently cancelled.

As at August 31, 2024 and 2023, there were 2,021,562 and 5,729 shares of Common Stock issued and outstanding, respectively.

NOTE 9. STOCK OPTIONS AND WARRANTS

In accordance with ASC-505-10, stock options and warrants are classified as convertible equity instruments as they are convertible into shares of common stock based on a conversion rate. In the case of both stock options and warrants, the conversion is on a 1:1 basis, with conversion occurring when the exercise price has been paid to exercise the stock option or warrant.

The Company had the following stock options and warrants outstanding as at August 31, 2024 and 2023 respectively.

Options

The Company has issued no stock options as at August 31, 2024 and 2023.

Warrants

On March 15, 2024, the Company issued to an investor in Preferred Stock Series C 200 warrants exercisable into shares of Common Stock at a price of $5.00 per warrant and with an eighteen month term. The warrants are classified as equity as they are securities that are convertible into another security based on a fixed conversion rate.

The warrants were issued at fair value which was determined using Level 3 Inputs, using the Black-Scholes option pricing model, which incorporates the Company stock price, volatility, US risk-free interest rate, dividend rate, and estimated life.

Dividend yield	0.00%
Volatility	256.08%
Risk-free rate	4.30%

The warrants were attached to the Preferred Stock Series C, issued as a dividend and valued at $5,937.

The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s common stock at August 31, 2024 and 2023:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Avg Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance b/f as at September 1, 2022	-	-	-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Revaluation	-	-	-	-
Balance outstanding as at August 31, 2023	-	-	-	-
Granted	200	$5.00	1.50	$3,800
Exercised	-	-	-	-
Canceled	-	-	-	-
Revaluation	-	-	-	-
Balance outstanding as at August 31, 2024	200	$5.00	1.04	$3,800
Exercisable as at August 31, 2024	200	$5.00	1.04	$3,800

NITCHES, INC.

Notes For the Years Ending August 31, 2024 and 2023

The charge to the statement of operations for warrants issued with Preferred Stock Series C during the years ending August 31, 2024 and 2023 was $5,937 and nil, respectively.

NOTE 10. DERIVATIVE LIABILITIES

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

The derivative liabilities are subject to Level 3 inputs, meaning that the fair value is determined by the Company using the Black-Scholes option pricing model, incorporating the Company’s stock price, volatility, US risk-free interest rate, dividend rate, and estimated life.

On October 19, 2022, the Company entered into two identical convertible loan notes with a face value of $27,500 each, including an original issuer discount (‘OID’) of $2,500 in each. The Company identified embedded derivatives related to these Convertible Loan Notes totaling $28,511 for each loan note. These embedded derivatives included certain conversion features, whereby they are convertible at the initial conversion price of $225.00 per share of common stock, or 50% of the lowest price in the past 30 trading days, whichever is lower. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Notes and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Notes, the Company determined a fair value for the embedded derivative using the Black Scholes Model based on the following assumptions:

Dividend yield	0.00%
Volatility	247.94%
Risk-free rate	4.35%

The initial fair value of the embedded debt derivative was $57,022. The proceeds of the note of $50,000 was allocated as a debt discount. The amount in excess of the proceeds of the Note of $7,022 was charged as interest to the Statement of Operations for the year. The Original Issuer Discount of $5,000 was charged as interest on the Note.

On December 21, 2022, the Company entered into a convertible loan note with a face value of $22,000, including an original issuer discount (‘OID’) of $2,000. The Company identified embedded derivatives related to this Convertible Loan Note totaling $23,627. The embedded derivatives included certain conversion features, whereby they are convertible at the initial conversion price of $297.00 per share of common stock, or 50% of the lowest price in the past 30 trading days, whichever is lower. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Notes and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Notes, the Company determined a fair value for the embedded derivative using the Black Scholes Model based on the following assumptions:

Dividend yield	0.00%
Volatility	243.36%
Risk-free rate	3.78%

The initial fair value of the embedded debt derivative was $23,627. The proceeds of the note of $20,000 were allocated as a debt discount. The amount in excess of the proceeds of the Note of $3,627 was charged as interest to the Statement of Operations for the year. The Original Issuer Discount of $2,000 was charged as interest on the Note.

On March 5, 2023, the Company entered into a convertible loan note with a face value of $50,000, with a related party to formalize amounts owed. The Company identified embedded derivatives related to this Convertible Loan Note totaling $50,340. The embedded derivatives included certain conversion features, whereby they are convertible at an initial price of $297.00 per share of common stock. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Notes and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible

NITCHES, INC.

Notes For the Years Ending August 31, 2024 and 2023

Promissory Notes, the Company determined a fair value for the embedded derivative using the Black Scholes Model based on the following assumptions:

Dividend yield	0.00%
Volatility	216.64%
Risk-free rate	4.25%

The initial fair value of the embedded debt derivative was $50,340. The proceeds of the note of $50,000 were allocated as a debt discount. The amount in excess of the proceeds of the Note of $340 was charged as interest to the Statement of Operations for the year.

On July 28, 2023, the Company entered into a convertible loan note with a face value of $22,000, including an original issuer discount (‘OID’) of $2,000. The Company identified embedded derivatives related to this Convertible Loan Note totaling $37,542. The embedded derivatives included certain conversion features, whereby they are convertible at the initial conversion price of $60.00 per share of common stock, or 50% of the lowest price in the past 30 trading days, whichever is lower. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Notes and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Notes, the Company determined a fair value for the embedded derivative using the Black Scholes Model based on the following assumptions:

Dividend yield	0.00%
Volatility	213.90%
Risk-free rate	4.25%

The initial fair value of the embedded debt derivative was $37,542. The proceeds of the note of $20,000 were allocated as a debt discount. The amount in excess of the proceeds of the Note of $17,542 was charged as interest to the Statement of Operations for the year. The Original Issuer Discount of $2,000 was charged as interest on the Note.

The fair value of the embedded debt derivative was reviewed at August 31, 2023, using the following inputs:

Dividend yield	0.00%
Volatility	222.58%
Risk-free rate	4.27%

The fair value of the embedded debt derivative was $249,636 an increase in the valuation of the embedded debt derivative of $81,163 for the year. This increase was charged as a loss on revaluation of the derivative liability to the statement of operations for the year.

Between September 26, 2023 and November 9, 2023, the Company entered into four convertible loan notes with an aggregate face value of $107,800, including Original Issuer Discounts of $9,800. The Company identified embedded derivatives related to these Convertible Loan Notes totaling $214,317. The embedded derivatives included certain conversion features, whereby they are convertible at the initial conversion price of $36.00-72.00 per share or 50% of the lowest price in the last 30 trading days, whichever is lower. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Notes and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Notes, the Company determined a fair value for the embedded derivative using the Black Scholes Model based on the following assumptions:

Dividend yield	0.00%
Volatility	218.61-234.67%
Risk-free rate	4.52-4.80%

The fair value of the initial embedded debt derivatives was $214,317. The proceeds of the notes of $98,000 were allocated as a debt discount. The amount in excess of the proceeds of the Notes of $116,317 was charged as interest to the Statement of Operations for the year. The Original Issuer Discounts of $9,800 were charged as interest on the Notes.

NITCHES, INC.

Notes For the Years Ending August 31, 2024 and 2023

Between December 21, 2023 and February 9, 2024, the Company entered into three convertible loan notes with an aggregate face value of $88,000, including Original Issuer Discounts of $8,000. The Company identified embedded derivatives related to these Convertible Loan Notes totaling $97,354. The embedded derivatives included certain conversion features, whereby they are convertible at the initial conversion price of $57.00 per share or 50% of the lowest price in the last 30 trading days, whichever is lower. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Notes and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Notes, the Company determined a fair value for the embedded derivative using the Black Scholes Model based on the following assumptions:

Dividend yield	0.00%
Volatility	254.60-262.01%
Risk-free rate	3.93-4.12%

The fair value of the initial embedded debt derivative was $97,354. A total of $69,335 was allocated as a debt discount, with $28,019 charged as interest on the Notes to the Statement of Operations for the year. The Original Issuer Discounts of $8,000 were charged as interest on the Notes.

Between March 12, 2024 and May 30, 2024, the Company entered into three convertible loan notes with an aggregate face value of $155,100, including Original Issuer Discounts of $14,100. The Company identified embedded derivatives related to these Convertible Loan Notes totaling $240,754. The embedded derivatives included certain conversion features, whereby they are convertible at the initial conversion price of $12.00-15.00 per share or 50% of the lowest price in the last 30 trading days, whichever is lower. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Notes and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Notes, the Company determined a fair value for the embedded derivative using the Black Scholes Model based on the following assumptions:

Dividend yield	0.00%
Volatility	248.18-256.37%
Risk-free rate	4.09-4.64%

The fair value of the initial embedded debt derivative was $240,754. The proceeds of the notes of $141,000 were allocated as a debt discount. The amount in excess of the proceeds of the Notes of $99,754 was charged as interest to the Statement of Operations for the year. The Original Issuer Discounts of $14,100 were charged as interest on the Notes.

Between July 12, 2024 and August 29, 2024, the Company entered into two convertible loan notes with an aggregate face value of $110,000, including Original Issuer Discounts of $10,000. The Company identified embedded derivatives related to these Convertible Loan Notes totaling $576,414. The embedded derivatives included certain conversion features, whereby they are convertible at the initial conversion price of $0.75-1.59 per share or 50% of the lowest price in the last 30 trading days, whichever is lower. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Notes and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Notes, the Company determined a fair value for the embedded derivative using the Black Scholes Model based on the following assumptions:

Dividend yield	0.00%
Volatility	343.13-347.72%
Risk-free rate	3.67-4.12%

The fair value of the initial embedded debt derivative was $576,414. The proceeds of the Notes of $100,000 were allocated as a debt discount. The amount in excess of the proceeds of $476,414 was charged as interest to the Statement of Operations for the year. The Original Issuer Discounts of $10,000 were charged as interest on the Notes.

NITCHES, INC.

Notes For the Years Ending August 31, 2024 and 2023

The fair value of the embedded debt derivative was reviewed at August 31, 2024 and 2023, using the following inputs:

	August 31,
	2024	2023
Dividend yield	0.00%	0.00%
Volatility	343.13%	222.58%
Risk-free rate	3.72%	4.27%

The fair value of the embedded debt derivative at August 31, 2024 was $1,875,818, an increase in the valuation of the embedded debt derivative of $497,284 for the year. The fair value of the embedded debt derivative at August 31, 2023 was $249,696, an increase in the valuation of the embedded debt derivative of $81,163 for the year.

The following table provides a summary of changes in fair value of the Company’s Level 3 derivative liabilities as at August 31, 2024 and 2023:

	As at August 31,
	2024	2023
		(Restated)
Balance, beginning of year	$249,696	$-
Additions	1,128,838	168,533
Mark-to-market at modification date	497,284	81,163
Reclassified to additional paid-in capital upon modification of term	-	-
Balance, end of year	$1,875,818	$249,696
Net (loss) due to change in fair value for the year included in statement of operations	$(497,284)	$(81,163)

The mark-to-market increase of $497,284 for the year ending August 31, 2024 was charged to the statement of operations as a loss on change in value of derivative liabilities. The mark-to-market increase of $81,163 for the year ending August, 31, 2023 was charged to the statement of operations as a loss on change in value of derivative liabilities.

NOTE 11. INCOME TAXES

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

For the year ending August 31, 2024 and 2023, the Company had available for US federal income tax purposes net operating loss carryovers of $806,110 and $332,157, respectively, which do not expire.

The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

NITCHES, INC.

Notes For the Years Ending August 31, 2024 and 2023

	August 31, 2024	August 31, 2023
Statutory federal income tax rate	21.00%	21.00%
Statutory state income tax rate	0.00%	0.00%
Valuation allowance	(21.00%)	(21.00%)
Effective tax rate	0.00%	0.00%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets result principally from the following:

Deferred Tax Assets (Gross Values)	August 31, 2024	August 31, 2023
Accrued expenses	$14,930	$-
Unrealized loss on derivative liability	121,474	17,044
Net operating loss carry forward	279,081	104,445
Less valuation allowance	(279,081)	(104,445)
Net deferred tax asset	$136,404	$17,044

Deferred Tax Liabilities (Gross Values)	August 31, 2024	August 31, 2023
Accrued expenses	$-	$(6,648)
Tax depreciation	(455)	(1,060)
Tax amortization	-	(292)
Net deferred tax liability	$(455)	$(8,000)

As of August 31, 2024, the Company has a net deferred tax asset of $126,905, compared to a net tax liability of $502 as of August 31, 2023. The Company has not filed its 2024 and 2023 tax return.

NOTE 12. RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the year ending August 31, 2024 and 2023.

Shares Issued to the CEO

In addition to an annual salary, the Company also compensates the CEO with shares, including the following issuances:

On January 23, 2023, one share of Preferred Stock Series A at a value of $1,000,000

On March 9, 2023, the Company issued 3,333 shares of Common Stock to the CEO for services of $3, or $0.001 per share. These shares were issued at par value, which was $200,000 (note: this was prior to the reverse split of 1:60,000, meaning that 200,000,000 shares were originally issued), as they were subsequently cancelled.

On December 22, 2023, the Company cancelled 3,717 shares of Common Stock previously issued to the CEO, at par value.

On June 20, 2024, the Company issued 1,999,967 shares of Common Stock to the CEO, at par value. The shares were issued at par value due to subsequent cancellation.

At August 31, 2024, the CEO held 2,000,001 shares of Common Stock and one share of Preferred Stock Series A.

Transactional Support Received from the CEO

The CEO, John Morgan, provides transactional and financial support for the Company by paying for certain items on behalf of the Company and being compensated subsequently.

As at August 31, 2024, the Company owed the CEO a total of $61,842, including a formal loan note with original value of $50,000 and accrued interest of $11,842 (see Note 7 Loans and Notes Payable). The loan note was due to be

NITCHES, INC.

Notes For the Years Ending August 31, 2024 and 2023

repaid by September 7, 2023, and is, therefore, in default. There is no fixed schedule for repayment of the loan note. Payment will be made when the Company has sufficient cash flow.

As at August 31, 2023, the Company owed the CEO a total of $55,912, including a formal loan note with original value of $50,000 ($48,076 net of unamortized debt discount of $1,924) and accrued interest of $2,876 (see Note 7 Loans and Notes Payable), and an informal amount of $3,036.

NOTE 13. COMMITMENTS AND CONTINGENCIES

The various activities and multiple changes to the Company over several years mean that potential contingent assets and liabilities may arise from time to time.

Contingent Liabilities

As at August 31, 2024 and 2023, the Company had no contingent liabilities.

Legal Action

From time to time, the Company may be subject to routine litigation, claims or disputes in the ordinary course of business. The Company defends itself vigorously in all such matters. However, we cannot predict the outcome or effect of any of the potential litigation, claims or disputes.

The Company is not subject to any litigation at the present time.

NOTE 14. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Certain of the Company’s previously filed annual audited financial statements should no longer be relied upon and a restatement is required for these previously issued financial statements. The Company has restated herein the previously issued financial statements as of and for the year ended August 31, 2023, previously issued on December 7, 2023. The Company has also restated related amounts within the accompanying footnotes to the financial statements to conform to the corrected amounts in the financial statements.

The Company has evaluated and concluded that the misstatement was material to its previously issued financial statements.

Restatement Background

The Company determined several errors within the audited financial statements for the year ending August 31, 2023, including (1) presentational errors connected with convertible loans advanced to the Company with the related party loan amounting to $50,000 including debt discount $1,924 with the minor interest accrual offset; (2) the re-issuance of one share of Preferred Stock Series A to the CEO, which should have been accounted for at the value of the beneficial conversion feature embedded within the stock, resulting in an increase in costs for the year of $1,000,000; and (3) the miscalculation of derivative liabilities embedded within the convertible loan notes, resulting in an increase in costs of change in derivative liability of $303,440, an increase in interest accrual of $18,001, offset by $648 due to a presentational issue, and a decrease in derivative liability of $134,828; this affected a miscalculation of non-cash interest connected with the issuance of the related said convertible loan notes, which resulted in a reduction in costs of $420,268.

Description of Revision Reconciliation Tables

In the following tables, the Company has presented a reconciliation of the previously issued balance sheets from prior periods as previously reported to the restated amounts as of August 31, 2023, as well as the previously issued statements of operations and statements of cash flows from the prior period as previously reported to the revised amounts for the year ended August 31, 2023. The statements of stockholders’ equity for the year ended August 31, 2023 has been revised for the correction to net loss.

NITCHES, INC.

Notes For the Years Ending August 31, 2024 and 2023

	As at August 31, 2023
	Previously Reported	Restated Impacts	Restated Reference	As Restated
ASSETS
Current assets
Cash and cash equivalents	$344	$-		$344
Deposits & prepayments	8,500	-		8,500
Inventory	135,030	-		135,030

Total current assets	143,874	-		143,874

Fixed assets
Property, plant & equipment	8,649	-		8,649
Accumulated depreciation	(3,599)	-		(3,599)
Software	11,900	-		11,900
Other intangible assets	21,000	-		21,000
Accumulated amortization	(3,220)	-		(3,220)

TOTAL ASSETS	$178,604	$-		$178,604

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$10,020	$18,649	3(b)	$28,669
Loans & notes payable, short-term or current	137,610	(48,596)	1(a)(b)	89,014
Related party loans and notes payable, short-term or current	3,036	48,076	1(a)	51,112
Derivative liability	384,524	(134,828)	3(a)	249,696

TOTAL LIABILITIES	535,190	(116,699)		418,491

STOCKHOLDERS’ DEFICIT
Convertible preferred shares: par value $0.001, 10,000,000 authorized and 8,999,999 undesignated as at August 31, 2023 and 2022	-	-		-
Series A shares: 1 share designated Series A shares: 1 and nil shares issued and outstanding at August 31, 2023 and 2022, respectively	-	-		-
Series B shares: 1,000,000 shares designated Series B shares: Nil shares issued and outstanding at August 31, 2023 and 2022	-	-		-
Common stock: par value $0.001, 750,000,000 and 300,000,000 authorized and 5,729 and 946 issued and outstanding at August 31, 2023 and 2022, respectively	6	-		6
Additional paid-in capital	30,568,394	1,000,000	2	31,568,394
Accumulated deficit	(30,924,986)	(883,301)		(31,808,287)

TOTAL STOCKHOLDERS’ DEFICIT	(356,586)	116,699		(239,887)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$178,604	$-		$178,604

NITCHES, INC.

Notes For the Years Ending August 31, 2024 and 2023

	For the year ended August 31, 2023
	Previously Reported	Restated Impacts	Restated Reference	As Restated
Revenues	$4,224	$-		$4,224

Cost of goods sold	21,354	-		21,354

Gross loss	(17,130)	-		(17,130)

Operating expenses
Selling, general & administrative expenses	420,811	128	1(b)	420,939
Depreciation & amortization	5,259	-		5,259

Total operating expenses	426,070	128		426,198

Net operating loss	(443,200)	(128)		(443,328)

Other income (expenses)
Bank charges	(1,555)	-		(1,555)
Bank/loan interest accrued	(18,649)	-		(18,649)
Non-cash interest, convertible loan	(457,801)	420,268	3(b)	(37,533)
Amortization of debt discount	(128,090)	-		(128,090)
Gain (loss) on revaluation of derivative liability	222,277	(303,440)	3(a)	(81,163)
Preferred stock and warrants issued for services	-	(1,000,000)	2	(1,000,000)

Total other income (expenses)	(383,818)	(883,172)		(1,266,990)

Net loss before income taxes	$(827,018)	$(883,300)		$(1,710,318)

Provision for corporation taxes	-	-		-

Net loss	$(827,018)	$(883,300)		$(1,710,318)

Net loss per share	$(253.14)	$(327.27)		$(633.70)

Weighted average shares outstanding	3,267	2,699		2,699

NITCHES, INC.

Notes For the Years Ending August 31, 2024 and 2023

	For the year ended August 31, 2023
	Previously Reported	Restated Impacts	Restated Reference	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(827,018)	$(883,300)		$(1,710,318)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	5,259	-		5,259
Stock issued for services	-	200,000	4	200,000
Amortization of debt discount	128,090	-		128,090
(Gain) loss on revaluation of derivative liability	(222,277)	303,440	3(a)	81,163
Non-cash interest, convertible loan	457,801	(420,268)	3(b)	37,533
Preferred stock and warrants issued for services	-	1,000,000	2	1,000,000
Changes in operating assets and liabilities:
Accounts payable and other current liabilities	(11,980)	68,649	1(b)	56,669
Inventory	(4,480)	-		(4,480)
Due to related party	-	(8,964)	1(a)4	(8,964)
Other current assets	(8,500)	-		(8,500)

NET CASH (USED IN) OPERATING ACTIVITIES	(483,105)	259,557		(223,548)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale (purchase) of intangible assets	(24,500)	-		(24,500)

NET CASH PROVIDED BY INVESTING ACTIVITIES	(24,500)	-		(24,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of equity	287,000	(200,000)	4	87,000
Proceeds from (repayment of) debt instruments	158,521	(68,521)	1(a)4	90,000
Related party loans	(8,964)	8,964	1(a)4	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	436,557	(259,557)		177,000

NET INCREASE (DECREASE) IN CASH	(71,048)	-		(71,048)

Cash, beginning of year	71,392	-		71,392

Cash, end of year	$344	$-		$344

Supplemental schedules of non-cash investing and financing activities
Original debt discount	$-	$9,000	5	$9,000
Initial debt discount and derivative liability created	$-	$140,000	5	$140,000
Related party accrual reclassified into convertible loan	$-	$50,000	5	$50,000
Conversion of debt to equity	$-	$-		$-

Supplemental disclosure of cash flow information
Federal income taxes paid	$-	$-		$-
Interest paid	$-	$-		$-

NITCHES, INC.

Notes For the Years Ending August 31, 2024 and 2023

Note 1. Relates to an error in presentation of the convertible promissory notes, whereby (a) one of the notes was from a related party and should have been presented as such, and (b) interest was miscalculated and included in the convertible loan note balance instead of in accrued expenses. While this has a presentational effect only on the balance sheet and cash flow statement, there is no effect on the income statement.

Note 2. Relates to an error arising from the re-issuance of the one outstanding share of preferred stock series A, whereby such re-issuance was originally at par, but should have been assigned a beneficial conversion feature valuation, which is $1,000,000. The net effect on the originally filed income statement is, therefore, an additional cost of $1,000,000. The net effect on the balance sheet is an increase in stockholders’ deficit of $1,000,000 and an increase in additional paid-in capital of the same amount. There is no net effect on the cash flow statement.

Note 3. Relates to (a) a miscalculation of derivative liability. The revised liability at the year end is $249,696, a reduction of $134,828 from the original amount. The change for the income statement is from a gain of $222,277 to a loss of $81,163, a difference of $303,440. There is no net effect on the cash flow statement; and (b) a miscalculation of non-cash interest. The revised amount is a cost of $37,533 instead of $457,801, a difference of $420,268. There is no net effect on the cash flow statement.

Note 4. An issuance of stock for $200,000, including repayment of debt instruments of $68,521 and related party loans of $8,964, was wrongly stated within Cash Flows from Financing Activities but should have been included in Cash Flows from Operating Activities, and has been corrected.

Note 5. Non-cash activities related disclosures in the Statement of Cash Flows which was missed in prior reporting and is now included.

NOTE 15. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to August 31, 2024 to the date these financial statements were issued and has determined that it has the following material subsequent events to disclose in these financial statements, other than those disclosed above and below.

On September 16, 2024, the Company issued 20,000,000 shares to the CEO as remuneration.

Between September 25, 2024 and November 27, 2024, the Company issued 16,800,000 shares on conversion of a convertible loan note.

On October 9, 2024, the Company announced the launch of InTheZone Labs, a new market vertical and subsidiary of the Company operating in partnership with a leading US-based bioceutical and nutraceutical manufacturing facility. This new expansion positions the Company at the forefront of the health and wellness market, specifically for enhanced mental focus, vitality and cognitive development. The first step is a Phase One Study to validate the InTheZone Labs product line and its effectiveness.

On November 4, 2024, the Company issued 100,000,000 shares to the CEO as remuneration.

On December 12, 2024, the Company announced the placement of its first InTheZone products on Amazon, allowing the product lines to start sales in early 2025, with further products being added as soon as possible.

On March 3, 2025, the Company issued 200,000,000 shares to the CEO as remuneration.

On March 18, 2025, following notice from the SEC, under SEC Rule 15c2-11, the Company’s stock was moved to ‘expert status’, meaning that, while it can still be traded, no unsolicited quotations may be received for the stock, severely limiting the marketability of the stock. On June 5, the SEC wrote again to the Company to insist that the Company file all delinquent reports as soon as possible, including this 10K and 10Qs relating to subsequent periods ending November 30, 2024 and February 28, 2025. At August 11, 2025, to avoid the stock being completely delisted, the Company must file up to date reports with the SEC as soon as possible.

On August 5, 2025, the Company cancelled 1,999,967 shares originally issued in error to the CEO on June 20, 2024.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President, and our Chief Executive Officer (“CEO”) and principal financial officer (“CFO”), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2024 and 2023. Based on that evaluation, our management, including our President, and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of August 31, 2024 and 2023 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Remediation Plan for Material Weaknesses

Lack of a Functioning Audit Committee. We are searching for qualified individuals who are willing to serve as independent board members as well as members of an audit committee. Once appointed, we anticipate the audit committee will conduct regular meetings to review financial reports, risks, and internal controls. Due to the challenges associated with finding qualified individuals who are willing to serve in these capacities for an OTC-listed company, we have not established a definitive timeline for creating our audit committee.

Inadequate Segregation of Duties. We intend to appoint a CFO as well as accounting support staff which will allow us to reassign key financial duties and to separate authorization, record-keeping, and reconciliation. We are also working towards automated workflows to reduce manual handling of financial processes. Our ability to successfully implement this portion of our remediation plan is contingent on our ability to hire and retain talent.

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

As of August 31, 2024 and 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of executive leadership, external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

The following are brief biographies of the officers and directors:

John Morgan (42) – CEO, Sole Director

Mr. Morgan received an education and multiple certifications from the University of South Alabama, Columbia Southern, and Mississippi State. From 2010 to December 2022, he was a sales executive in the retail segment for a Fortune 100 telecommunications company, managing sales teams of as many as 800 people with a cumulative value of approximately $24 million USD across 20 locations. In addition to this position, Mr. Morgan has held management positions at multiple micro-cap public companies. He was the CEO at ZA Group, Inc. from 2018 to January 2023; the CEO of Nitches, Inc. from 2020 to the present; the CEO of RONN, Inc. (f/k/a Lee Pharmaceuticals, Inc.) from January 2021 to March 2023.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth for the two years ended August 31, 2024 and 2023, the compensation awarded to, paid to, or earned by, the Company’s officers.

Summary Compensation Table

Name & Principal Position	Fiscal Year Ended August 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Morgan,	2024	102,000	25,000	1,000,000*	0	0	0	0	1,137,000
President, CEO	2023	102,000	10,000	154,069**	0	0	0	0	266,069

* One share of Preferred Stock Series A was issued with a value of $1,000,000.

** 3,333 shares of Common Stock were issued (adjusted to reflect 1:60,000 reverse stock split effectuated on June 10, 2024). These shares were issued at a cost of $200,000, with $45,931 for reimbursement of expenses and $154,069 for compensation. The shares were subsequently cancelled on December 22, 2023.

No element of the pay disclosed in the Summary Compensation Table was subject to any level of clawback in the event that previously published financial statements are required to be restated.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our Stock as of the date of this report.

Name and Position Address	Class	Shares Owned
		Number	Percent
John Morgan, President, CEO 1333 N Buffalo Dr. Las Vegas, NV 89128	Common Stock Series A Preferred	320,000,034 1	95.0% 100.0%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

All related transactions have been reported in Part II Item 8 Financial Statements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

	2024	2023
Audit Fees	$60,000	$6,075
Audit Related Fees	–	–
Tax Fees	11,175	8,700
All Other Fees
	$71,175	$14,775

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

NITCHES, INC.

September 16, 2025	By:	/s/ John Morgan
	Name:	John Morgan
	Title:	Principal Executive Officer & Principal Accounting/Financial Officer